Form 10QSB
period 2002-06-30
MONARCH COMMUNITY BANCORP INC
filed 2002-08-30
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002
or
[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ________ to ________

Commission file number:  000-49814

MONARCH COMMUNITY BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3627031 (I.R.S. employer identification no.)

375 North Willowbrook Road; Coldwater, MI 49036

(Address of principal executive offices)

517-278-4566

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At August 30, 2002, there were 2,314,375 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes: [   ] No: [X]

Next Page

Monarch Community Bancorp, Inc.

Index

Next Page

PART I - FINANCIAL INFORMATION

Item 1.      CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
ASSETS

Cash and due from banks	$ 5,331	$ 4,277
Federal Home Loan Bank overnight time and other interest bearing deposits	13,730	12,035
Total cash and cash equivalents	19,061	16,312

Trading assets	-	258
Securities - Held to maturity	315	367
Other securities	2,602	2,552
Real estate investment - Limited partnership, at equity	1,500	1,500
Loans held for sale	1,007	-
Loans, net of allowance for loan losses	143,210	137,721
Accrued interest receivable	1,243	1,201
Foreclosed assets, net	1,862	2,437
Premises and equipment	4,791	4,928
Deferred income taxes	566	485
Other assets	1,085	923

Total assets	$177,242	$168,684

LIABILITIES AND EQUITY

Deposits:
Noninterest-bearing	$ 4,660	$ 1,863
Interest-bearing	102,242	103,835
Total deposits	106,902	105,698

Federal Home Loan Bank advances	51,500	45,500
Accrued expenses and other liabilities	3,080	2,121

Total liabilities	161,482	153,319

Commitments and contingent liabilities	-	-

Equity
Retained earnings - Substantially restricted	15,760	15,365

Total liabilities and equity	$177,242	$168,684

See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Income

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Dollars in thousands)
Interest Income
Loans, including fees	$3,133	$3,458	$6,270	$6,892
Investment securities	45	63	92	120
Federal Home Loan Bank	58	204	106	400
Total interest income	3,236	3,725	6,468	7,412

Interest Expense
Deposits	856	1,350	1,741	2,685
Federal Home Loan Bank advances	790	788	1,548	1,574
Total interest expense	1,646	2,138	3,289	4,259

Net Interest Income	1,590	1,587	3,179	3,153

Provision for Loan Losses	53	150	177	300

Net Interest Income after Provision
for Loan Losses	1,537	1,437	3,002	2,853

Noninterest Income
Fees and service charges	224	329	434	579
Loan servicing fees	49	40	98	86
Net gain on sale of loans	113	113	173	195
Net gain (loss) on trading activities	(2)	3	(2)	3
Other income	42	77	79	85
Total noninterest income	426	562	782	948

Noninterest Expenses
Salaries and employee benefits	811	844	1,705	1,678
Occupancy and equipment	196	215	396	433
Data processing	94	181	199	258
Mortgage banking	39	68	91	126
NOW account expense	44	46	85	93
Professional services	40	37	102	106
Office supplies and forms	22	47	67	93
Advertising and promotion	24	30	42	64
Other general and administrative	239	231	489	418
Total noninterest expenses	1,509	1,699	3,176	3,269

Income - Before Income Taxes	454	300	608	532

Income Taxes	160	84	213	165

Net Income	$ 294	$ 216	$ 395	$ 367
See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Changes in Retained Earnings

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Dollars in thousands)

RETAINED EARNINGS

Balance at beginning of period	$15,466	$14,757	$15,365	$14,606

Comprehensive Income - Net Income	294	216	395	367

Balance at June 30	$15,760	$14,973	$15,760	$14,973

See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income	$ 395	$ 367
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	234	252
Provision for loan losses	177	300
Amortization	91	126
Gain on sale of foreclosed assets	(32)	(16)
Deferred income taxes	(81)	(130)
Mortgage loans originated for sale	(6,522)	(21,287)
Proceeds from sale of mortgage loans	5,688	10,319
Gain on sale of mortgage loans	(173)	(195)
Gain on sale of premises and equipment	(7)	-
Net change in:
Trading assets	258	(10)
Deferred loan fees	(94)	(45)
Accrued interest receivable	(42)	(79)
Other assets	(253)	(195)
Accrued expenses and other liabilities	959	1,346
Net cash provided by (used in) operating activities	598	(9,247)

Cash Flows from Investing Activities
Proceeds from maturities of securities	52	55
Purchase of other securities	(50)	(75)
Purchase of real estate investment - Limited partnership	-	(1,500)
Loan originations and principal collections, net	(6,339)	4,426
Proceeds from sale of foreclosed assets	1,374	716
Proceeds from sale of premises and equipment	7	-
Purchase of premises and equipment	(97)	(154)
Net cash provided by (used in) investing activities	(5,053)	3,468

Cash Flows from Financing Activities
Net increase in deposits	1,204	7,020
Proceeds from FHLB advances	6,000	1,500
Repayment of FHLB advances	-	-
Net cash provided by financing activities	7,204	8,520

Net increase in cash and cash equivalents	2,749	2,741
Cash and Cash Equivalents - January 1	16,312	13,562
Cash and Cash Equivalents - June 30	$19,061	$16,303

Supplemental Cash Flow Information:
Cash paid for interest	$ 3,308	$ 4,629
Cash paid for income taxes	145	449
Noncash investing activity - loans transferred to foreclosed assets	767	656
See accompanying notes to condensed consolidated financial statements.

Next Page

MONARCH COMMUNITY BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Monarch Community Bancorp, Inc. (the "Corporation") was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the "Bank"), formerly known as Branch County Federal Savings and Loan Association. At June 30, 2002, the Bank was a federally chartered and insured mutual savings institution, which converted to a stock savings institution effective August 29, 2002. In connection with the conversion, on August 29, 2002, the Corporation sold 2,314,375 shares of its common stock in a subscription offering. Fifty percent of the net proceeds from this offering were used to purchase all of the common stock of the Bank.

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch and Hillsdale counties. The Bank operates five full service offices and one drive-through only office. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a corporation that reinsures credit life and disability insurance, a minority ownership in a limited liability corporation that operates a title insurance agency, and a minority ownership in a limited liability corporation that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank's customers.

BASIS OF PRESENTATION

The condensed consolidated financial statements of the Corporation include the accounts of Monarch Community Bank, Community Services Group, and First Insurance Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements for interim periods are unaudited; however, in the opinion of the Corporation's management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Corporation's financial position and results of operations have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation's Form SB-2 Registration Statement filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year period.

Next Page

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis does not include any comments related to Monarch Community Bancorp since Monarch Community Bancorp has no significant operations. The discussion should be read in conjunction with the condensed consolidated financial statements of the Corporation and the accompanying notes.

The Corporation is not aware of any market or institutional trends, events, or circumstances that will have or are likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Corporation is not aware of any current recommendations by regulatory authorities that will have such effect if implemented.

FORWARD-LOOKING STATEMENTS

In addition to historical information, the following discussion contains "forward-looking statements" that involve risks and uncertainties. All statements regarding the expected financial position, business, and strategies are forward-looking statements and the Corporation intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Corporation or management, are intended to identify forward-looking statements. The Corporation believes that the expectations reflected in these forward-looking statements are reasonable based on our current beliefs and assumptions; however, these expectations may prove to be incorrect. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, changes in the relative difference between short and long-term interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, including levels of non-performing assets, demand for loan products, deposit flows, competition, demand for financial services in our market area, our operating costs and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

FINANCIAL HIGHLIGHTS

Total assets increased by $8.6 million or 5.1% from December 31, 2001 to June 30, 2002. This increase was primarily the result of an increase in loans of $5.5 million and an increase in cash and cash equivalents of $2.7 million. To fund the asset increase, Federal Home Loan Bank advances increased by $6.0 million and deposits increased by $1.2 million since December 31, 2001. Consolidated net income was $294,000 for the quarter ended June 30, 2002 and $216,000 for the quarter ended June 30, 2001. Year-to-date consolidated net income was $395,000 through June 30, 2002 compared to $367,000 for the same period in 2001.

FINANCIAL CONDITION

Securities
Unlike other similarly sized financial institutions, the Bank does not maintain a significant investment securities portfolio. We prefer to keep relatively large balances in overnight interest earning accounts at the Federal Home Loan Bank for the increased liquidity these accounts provide.

Loans
The Bank's net loan portfolio increased by $5.5 million, or 4.0%, from $137.7 million at December 31, 2001 to $143.2 million at June 30, 2002. Increases in the portfolio came from all areas with mortgage loans resulting in the largest increase. Mortgage loans increased by $4.4 million, or 3.7%, from $117.3 million at December 31, 2001 to $121.7 million at June 30, 2002. The increase in mortgage loans was primarily in the one-to-four family residential mortgage loans while other types of mortgage loans (multi-family, commercial, and construction or development) remained fairly stable from December 31, 2001 to June 30, 2002. Consumer loans increased by $876,000, or 4.2%,

Next Page

from $20.7 million at December 31, 2001 to $21.6 at June 30, 2002. Commercial business loans increased by $182,000 or 9.7% from $1.9 million at December 31, 2001 to $2.1 million at June 30, 2002.

Deposits
Total deposits increased $1.2 million, or 1.1%, from $105.7 million at December 31, 2001 to $106.9 million at June 30, 2002. Within the deposit totals, noninterest-bearing deposits increased by $2.8 million and interest-bearing deposits decreased $1.6 million from December 31, 2001 to June 30, 2002. The noninterest-bearing deposit increase is largely due to increases in municipal accounts at the Bank. The decrease in interest-bearing deposits is primarily due to the Bank reducing out of market certificates of deposit.

Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances increased by $6.0 million, or 13.2%, from $45.5 million at December 31, 2001 to $51.5 million at June 30, 2002. In an effort to manage our interest rate risk, the Bank has utilized longer term (in excess of five year maturities) fixed rate FHLB advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on large out of market deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk.

Equity
Total equity was $15.8 million at June 30, 2002 and $15.4 million at December 31, 2001. This represents 8.9% and 9.1% of total assets at June 30, 2002 and December 31, 2001, respectively. The increase in equity over the period was due to continued profitable operations.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income before the provision for loan losses for the quarter ended June 30, 2002 totaled $1.6 million and represented an increase of $3,000 compared to the same period one year ago. The Corporation's net interest margin increased from 3.91% for the quarter ended June 30, 2001 to 3.97% for the quarter ended June 30, 2002. The net interest margin has been impacted by current economic conditions as well as the competitive nature of the Bank's market. In general, during 2001, the Bank experienced tighter interest margins as lending rates decreased at a faster pace than deposit and borrowing rates. Interest margins are now improving as the Bank has been able to adjust interest rates in response to economic market conditions. Interest income from loans represented 96% of total interest income for the second quarter of 2002 compared to 91% for the same period in 2001.

Net interest income before the provision for loan losses for the six months ended June 30, 2002 totaled $3.2 million and represented an increase of $26,000, or 0.8%, compared to the same period one year ago. The Corporation's net interest margin increased from 3.92% for the six months ended June 30, 2001 to 4.04% for the six months ended June 30, 2002 for the same reasons mentioned in the preceding paragraph. Interest income from loans represented 96% of total interest income through the second quarter of 2002 compared to 92% for the same period of 2001.

Next Page

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances.
	Six Months Ended June 30,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)

FHLB overnight time and other
interest-bearing deposits	$12,217	$106	1.75%	$17,241	$400	4.68%
Trading assets	130	3	4.65	246	7	5.74
Securities - Held to maturity	342	11	6.49	443	17	7.74
Other securities	2,566	78	6.13	2,463	96	7.86
Loans	143,582	6,270	8.81	141,708	6,892	9.81
Total earning assets	$158,837	6,468	8.21	$162,101	7,412	9.22

Interest-bearing deposit accounts	$104,639	1,741	3.36	$106,021	2,685	5.11
FHLB advances	50,650	1,548	6.16	49,250	1,574	6.44
Total interest-bearing liabilities	$155,289	3,289	4.27	$155,271	4,259	5.53

Net interest income		$3,179			$3,153
Net interest spread			3.94%			3.69%
Net interest margin			4.04%			3.92%

Provision for Loan Losses
The provision for loan losses was $53,000 for the quarter ended June 30, 2002 compared to $150,000 for the quarter ended June 30, 2001. The provision for loan losses decreased in 2002 compared to 2001 as the Bank addressed several issues regarding the allowance for loan losses in 2001. The provision in 2001 was unusually high for the Bank. The increase was due to changes in guidance received from banking regulators on the loan loss methodology used with regard to sub-prime loans as well as comments received during an OTS examination. Due to a change in the information system employed by the Bank in 2001, the Bank was able to specifically identify sub-prime loans. With this new information, which was previously unavailable, the Bank was requested by the OTS to further refine its analysis of the allowance for loan losses to include categories of allocations for sub-prime loans, which contributed to the increase in the provision for loan losses in 2001. The allowance for loan losses as a percent of gross loans totaled 1.2% at June 30, 2002 and December 31, 2001. The allowance for loan losses as a percent of gross loans totaled 0.76% at June 30, 2001. Net charge-offs for the quarter ended June 30, 2002 totaled $47,000 compared to $75,000 for the quarter ended June 30, 2001.

The provision for loan losses for the six months ended June 30, 2002 was $177,000 compared to $300,000 for the six months ended June 30, 2001. The provision decreased for the same reasons as noted above. For comparison purposes, net charge-offs for the six months ended June 30, 2002 totaled $141,000 compared to $137,000 for the six months ended June 30, 2001.

The following table presents non-performing assets and certain asset quality ratios at June 30, 2002 and December 31, 2001.

	June 30, 2002	December 31, 2001
	(Dollars in thousands)

Non-performing loans	$ 1,620	$ 2,975
Foreclosed assets, including real estate in judgment	1,906	2,573
Total non-performing assets	$ 3,526	$ 5,548

Non-performing loans to total loans	1.12%	2.16%
Non-performing assets to total assets	1.99%	3.29%
Allowance for loan losses to non-performing loans	106.11%	56.57%
Allowance for loan losses to loans receivable, net	1.20%	1.22%

At June 30, 2002, non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - and real estate in judgment totaled $2.2 million, which was 1.28% of total assets. This represents a decrease of $2.5 million from the December 31, 2001 balance of non-performing loans and real estate in judgment of $4.7 million.

Next Page

The appropriateness of the allowance for loan losses is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

Noninterest Income
Noninterest income decreased by $136,000 to $426,000 for the quarter ended June 30, 2002 as compared to $562,000 for the quarter ended June 30, 2001. The decrease in noninterest income was directly related to the decrease in fees and service charges of $105,000 for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2002. Loan related fees were the primary reason for this decrease as origination fees on mortgages originated for sale decreased as the volume of such mortgages decreased substantially in 2002 as compared to 2001.

Noninterest income decreased by $166,000 to $782,000 for the six months ended June 30, 2002 as compared to $948,000 for the six months ended June 30, 2001. The decrease in noninterest income was primarily due to a decrease in fees and service charges of $145,000. This decrease is due to the same reason noted above.

Noninterest Expense
Noninterest expense decreased by $190,000 to $1.5 million for the quarter ended June 30, 2002 compared to $1.7 million for the quarter ended June 30, 2001. The decrease related primarily to a decrease in data processing expenses of $87,000. The Bank changed data processing service providers in 2001 and incurred additional expenses related to the conversion during the quarter ended June 30, 2001.

Noninterest expense decreased by $93,000 to $3.2 million for the six months ended June 30, 2002 compared to $3.3 million for the six months ended June 30, 2001. Occupancy and equipment expense decreased by $37,000 due to decreased repairs and maintenance expense and decreased depreciation expense on equipment in 2002 as compared to 2001. Data processing expense decreased by $59,000 for the reason noted above, and mortgage banking expense - consisting of amortization of mortgage servicing rights - decreased $35,000 due to accelerated amortization expense in 2001 related to the significant level of mortgage refinancings.

Federal Income Tax Expense
The provision for federal income tax was 35% of pretax income for the quarter ended June 30, 2002 as compared to 28% for the quarter ended June 30, 2001. The provision for federal income tax was 35% of pretax income for the six months ended June 30, 2002 as compared to 31% for the six months ended June 30, 2001. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the fluctuation of permanent book and tax differences such as non-deductible expenses.

LIQUIDITY

The Bank's liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans. While scheduled payments

Next Page

from the amortization of loans is a predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities, and to enhance its interest rate risk management.

In addition to normal loan funding and deposit flow, the Bank must maintain liquidity to meet the demands of unfunded loan commitments. As of June 30, 2002, the Bank had a total of $8.5 million in unfunded loan commitments (consisting of approved loan origination commitments, unadvanced portions of construction loan commitments, and undisbursed commercial and consumer lines of credit). We monitor fluctuations in loan balances and commitment levels, and include this data in managing our overall liquidity.

The Bank's total cash and cash equivalents increased by $2.7 million during the six month period ended June 30, 2002 compared to the same period in 2001. Net cash provided by operating activities totaled $598,000 for the six months ended June 30, 2002 as compared to net cash used in operating activities of $9.2 million for the six months ended June 30, 2001. The fluctuation between periods is directly related to the activity on mortgage loans sold and was impacted by an unusually high balance of mortgage loans held for sale at June 30, 2001. Mortgage loans held for sale as of June 30, 2001 totaled $12.0 million as compared to $1.0 million at June 30, 2002. Net cash used in investing activities totaled $5.1 million for the six months ended June 30, 2002 as compared to net cash provided by investing activities of $3.5 million for the six months ended June 30, 2001. The primary reason for this fluctuation was the net increase in loans of $5.6 million during the six months ended June 30, 2002 as compared to the net decrease in loans of $5.1 million during the same period in 2001. Net cash provided by financing activities totaled $7.2 million and $8.5 million for the six months ended June 30, 2002 and 2001, respectively. Cash provided by financing activities related to increases in deposits and increases in Federal Home Loan Bank advances.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of June 30, 2002, the Bank met the regulatory standards to be classified as "well capitalized." The Bank's regulatory capital ratios as of June 30, 2002 were as follows: tangible capital, 8.6%; leverage capital, 8.6%; and total risk-based capital, 14.0%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively.

ITEM 3.      CONTROLS AND PROCEDURES

       In the quarter ended June 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness, but did not conduct such a review during this period. In the future, we plan to conduct an evaluation of our disclousre controls and procedures each quarter.

Next Page

PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

As a depository of funds, the Bank may occasionally be named as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Such litigation is incidental to the Bank's business. We are not aware of any pending litigation.

Item 2.      CHANGES IN SECURITIES

Not applicable

Item 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.      OTHER INFORMATION

Not applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits

                           There are no exhibits filed with this report.

                  (b)     Reports on Form 8-K

                            No reports on Form 8-K have been filed during the quarter for which this report is filed.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date:	August 30, 2002	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer

Date:	August 30, 2002	By:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer

CERTIFICATION

I, John R. Schroll, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Monarch Community Bancorp, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	August 30, 2002	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer

CERTIFICATION

I, William C. Kurtz, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Monarch Community Bancorp, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	August 30, 2002	By:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer (Principal Financial Officer)

End.