Form 10QSB/A
period 2002-06-30
MONARCH COMMUNITY BANCORP INC
filed 2002-09-19
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

(517) 278-4566

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At August 30, 2002, there were 2,314,375 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes: [   ] No: [X]

Next Page

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-QSB for the quarter ended June 30, 2002 is being made to include the certification required by Section 906 of the Sarbanes-Oxley Act of 2002 (the "Act"). Our initial report only included the certification required under Section 302 of the Act, which we believed incorporated the requirements of Section 906 of the Act. Upon further review of the Act, this position is unclear and we therefore have included both certifications in this amendment.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MONARCH COMMUNITY BANCORP, INC.

Date:	September 19, 2002	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer

Date:	September 19, 2002	By:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer

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

Date:	September 19, 2002	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer (Principal Executive Officer)

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

Date:	September 19, 2002	By:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer (Principal Financial Officer)

Next Page

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Monarch Community Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	September 19, 2002	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer (Principal Executive Officer)

Date:	September 19, 2002	By:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer (Principal Financial Officer)

End.