Form 10QSB
period 2002-09-30
MONARCH COMMUNITY BANCORP INC
filed 2002-11-13
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
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

517-278-4566

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At November 1, 2002, there were 2,314,375 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):       Yes: [         ]        No: [X]

Next Page

Monarch Community Bancorp, Inc.

Next Page

PART I--FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
	(unaudited) September 30, 2002	December 31, 2001
	(Dollars in thousands)
ASSETS

Cash and due from banks	$ 5,194	$ 4,277
Federal Home Loan Bank overnight time and other interest bearing deposits	31,180	12,035
Total cash and cash equivalents	36,374	16,312

Trading assets	-	258
Securities-Available for sale	1,039	-
Securities - Held to maturity	290	367
Other securities	2,806	2,552
Real estate investment - Limited partnership, at equity	1,500	1,500
Loans held for sale	3,833	-
Loans, net of allowance for loan losses	140,837	137,721
Accrued interest receivable	1,155	1,201
Foreclosed assets, net	2,424	2,437
Premises and equipment	4,649	4,928
Deferred income taxes	603	485
Other assets	699	923

Total assets	$196,209	$168,684

LIABILITES AND EQUITY

Deposits:
Noninterest-bearing	$ 4,643	$ 1,863
Interest-bearing	96,480	103,835
Total deposits	101,123	105,698

Federal Home Loan Bank advances	55,500	45,500
Accrued expenses and other liabilities	3,294	2,121

Total liabilities	159,917	153,319

Commitments and contingent liabilities	-	-

Stockholder's Equity
Common stock - $0.01 par value authorized - 20,000,000 shares issued and outstanding - 2,314,375 shares at September 30, 2002	23	-
Additional paid in capital	22,124	-
Retained earnings	15,997	15,365
Unearned compensation	(1,852)	-
	36,292	15,365

Total liabilities and stockholder's equity	$196,209	$168,684

See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Income
	(unaudited)
	Three Months Ended September 30, 2002	Three Months Ended September30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(Dollars in thousands)
Interest Income
Loans, including fees	$3,119	$3,423	$9,389	$10,315
Investment securities	47	58	138	178
Federal Home Loan Bank	87	178	194	578
Total interest income	3,253	3,659	9,721	11,071

Interest Expense
Deposits	811	1,218	2,552	3,903
Federal Home Loan Bank advances	804	813	2,352	2,387
Total interest expense	1,615	2,031	4,904	6,290

Net Interest Income	1,638	1,628	4,817	4,781

Provision for Loan Losses	100	150	277	450

Net Interest Income after Provision
for Loan Losses	1,538	1,478	4,540	4,331

Noninterest Income
Fees and service charges	241	235	675	814
Loan servicing fees	50	44	148	130
Net gain on sale of loans	340	259	513	454
Net gain (loss) on trading activities	-	(1)	(2)	2
Net gain (loss) on disposal of
premises and equipment	(42)	-	(35)	-
Other income (loss)	(52)	15	20	100
Total noninterest income	537	552	1,319	1,500

Noninterest Expenses
Salaries and employee benefits	881	757	2,586	2,435
Occupancy and equipment	197	221	593	654
Data processing	86	189	285	447
Mortgage banking	90	66	181	192
NOW account expense	39	39	124	132
Professional services	50	44	152	150
Office supplies and forms	93	52	160	145
Advertising and promotion	49	38	91	102
Other general and administrative	232	277	721	695
Total noninterest expenses	1,717	1,683	4,893	4,952

Income - Before Income Taxes	358	347	966	879

Income Taxes	121	109	334	274

Net Income	$ 237	$ 238	$ 632	$ 605

See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Changes in Stockholder's Equity

	Common Stock	Additional Paid in Capital	Unearned Comp	Retained Earnings	Total
	(Dollars in thousands)

Balance, January 1, 2001	$ -	$ -	$ -	$14,606	$14,606

Comprehensive Income -
Net Income				605	605

Balance, September 30, 2001	$ -	$ -	$ -	$15,211	$15,211

Balance January 1, 2002	$ -	$ -	$ -	$15,365	$15,365

Issuance of common stock in
connection with the Bank's
conversion from mutual to
stock-owned holding
company	23	22,124	(1,852)		20,295

Comprehensive Income -
Net Income				632	632

Balance, September 30, 2002	$ 23	$22,124	$(1,852)	$15,997	$36,292

See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$ 632	$ 605
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	348	378
Provision for loan losses	277	450
Amortization	181	192
(Gain) Loss on sale of foreclosed assets	22	(24)
Deferred income taxes	(118)	(171)
Mortgage loans originated for sale	(21,055)	(30,206)
Proceeds from sale of mortgage loans	17,735	22,869
Gain on sale of mortgage loans	(513)	(454)
Loss on disposal of premises and equipment	35	-
Net change in:
Trading assets	258	(13)
Deferred loan fees	(86)	(95)
Accrued interest receivable	46	(248)
Other assets	43	(435)
Accrued expenses and other liabilities	1,173	1,594
Net cash provided by (used in) operating activities	(1,022)	(5,558)

Cash Flows from Investing Activities
Proceeds from maturities of securities	77	82
Purchase of other securities	(254)	(75)
Purchase of available for sale securities	(1,039)	-
Purchase of real estate investment - Limited partnership	-	(1,500)
Loan originations and principal collections, net	(5,235)	5,266
Proceeds from sale of foreclosed assets	1,930	939
Proceeds from sale of premises and equipment	17	-
Purchase of premises and equipment	(121)	(199)
Loan to Employee Stock Ownership Plan	(1,852)	-
Net cash provided by (used in) investing activities	(6,488)	4,513

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(4,575)	14,633
Proceeds from FHLB advances	11,000	1,500
Repayment of FHLB advances	(1,000)	-
Issuance of Common Stock	22,147	-
Net cash provided by financing activities	27,572	16,133

Net increase in cash and cash equivalents	20,062	15,088
Cash and Cash Equivalents - January 1	16,312	13,562
Cash and Cash Equivalents - September 30	$36,374	$28,650

Supplemental Cash Flow Information:
Cash paid for interest	$ 4,929	$ 6,312
Cash paid for income taxes	310	609
Noncash investing activity - loans transferred to
foreclosed assets	1,939	1,154

See accompanying notes to condensed consolidated financial statements

Next Page

MONARCH COMMUNITY BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Monarch Community Bancorp, Inc. (the "Corporation") was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the "Bank"), formerly known as Branch County Federal Savings and Loan Association. Prior to August 29, 2002, the Bank was a federally chartered and insured mutual savings institution, which converted to a stock savings institution effective August 29, 2002. In connection with the conversion, on August 29, 2002, the Corporation sold 2,314,375 shares of its common stock in a subscription offering. Fifty percent of the net proceeds from this offering were used to purchase all of the common stock of the Bank.

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch and Hillsdale counties in Michigan. The Bank operates five full service offices and one drive-through only office. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a limited liability company that reinsures credit life and disability insurance, a minority ownership in a limited liability company that operates a title insurance agency, and a minority ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank's customers.

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Corporation's Form SB-2 Registration Statement filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Earnings per share data from August 29, 2002 (the date of conversion) to September 30, 2002 is not meaningful due to the shortness of the period and, accordingly, has not been presented. Earnings per share data does not apply to the periods prior to the conversion, since the Bank was a mutual savings and loan association with no stock outstanding.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, the following discussion contains "forward-looking statements" that involve risks and uncertainties. All statements regarding the expected financial position, business and strategies are forward-looking statements and the Corporation intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to the Corporation or management, are intended to identify forward-looking statements. The Corporation believes that the expectations reflected in these forward-looking statements are reasonable based on our current beliefs and assumption; however, these expectations may prove to be incorrect. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, changes in the relative difference between short and long-term interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, including levels of non-performing assets, demand for loan products, deposit flows, competition, demand for financial services in our market area, our operating costs and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

FINANCIAL CONDITION

Securities
Unlike other similarly sized financial institutions, the Bank has not historically maintained a significant investment securities portfolio. During the three months ended September 30, 2002 the Bank purchased $1.0 million in government agency bonds, which are classified as available for sale. The Bank intends to make other securities purchases to increase its yield on liquid assets.

Loans
The Bank's net loan portfolio increased by $3.1 million, or 2.3%, from $137.7 million at December 31, 2001 to $140.8 million at September 30, 2002. Increases in the portfolio came from all areas with mortgage loans resulting in the largest increase. Mortgage loans increased by $2.0 million, or 1.7%, from $117.3 million at December 31, 2001 to $119.3 million at September 30, 2002. The increase in mortgage loans was primarily in commercial mortgage loans and construction or development loans. Consumer loans increased by $795,000, or 3.8%, from $20.7 million at December 31, 2001 to $21.5 at September 30, 2002. Commercial business loans increased by $242,000 or 12.8% from $1.9 million at December 31, 2001 to $2.1 million at September 30, 2002.

Deposits
Total deposits decreased $4.6 million, or 4.3%, from $105.7 million at December 31, 2001 to $101.1 million at September 30, 2002. Within the deposit totals, noninterest-bearing deposits increased by $2.8 million and interest-bearing deposits decreased $7.3 million from December 31, 2001 to September 30, 2002. The noninterest-bearing deposit increase is largely due to increases in municipal accounts at the Bank. The decrease in interest-bearing deposits is primarily due to the Bank allowing out of market certificates of deposit to decline.

Next Page

Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances increased by $10.0 million, or 22.0%, from $45.5 million at December 31, 2001 to $55.5 million at September 30, 2002. In an effort to manage our interest rate risk, the Bank has utilized longer term (in excess of five year maturities) fixed rate FHLB advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on certain shorter term deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk.

Equity
Total equity was $36.3 million at September 30, 2002 and $15.4 million at December 31, 2001. This represents 18.5% and 9.1% of total assets at September 30, 2002 and December 31, 2001, respectively. The increase in equity over the period was due to the stock issuance and continued profitable operations.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income before the provision for loan losses for the quarter ended September 30, 2002 totaled $1.6 million and represented an increase of $10,000 compared to the same period one year ago. The Corporation's net interest margin decreased from 3.97% for the quarter ended September 30, 2001 to 3.78% for the quarter ended September 30, 2002. The net interest margin has been impacted by current economic conditions as well as the competitive nature of the Bank's market. The reduced interest margin in 2002 is the result of much lower rates earned on the Bank's overnight deposits and the slower reduction in its borrowing costs as rates in general have declined. Interest income from loans represented 96% of total interest income for the third quarter of 2002 compared to 94% for the same period in 2001.

Net interest income before the provision for loan losses for the nine months ended September 30, 2002 totaled $4.8 million and represented an increase of $36,000, or 0.8%, compared to the same period one year ago. The Corporation's net interest margin increased from 3.94% for the nine months ended September 30, 2001 to 3.95% for the nine months ended September 30, 2002. Interest income from loans represented 97% of total interest income for the nine months ended September 30, 2002 compared to 93% for the same period in 2001.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances.

	Nine Months Ended September 30,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
FHLB overnight time and other
interest-bearing deposits	$15,409	$194	1.67%	$18,598	$578	4.16%
Trading assets	86	3	4.65	248	11	5.94
Securities	330	16	6.49	430	25	7.77
Other securities	2,578	119	6.17	2,483	142	7.65
Loans	144,782	9,389	8.67	140,601	10,315	9.81
Total earning assets	$163,185	9,721	7.96	$162,360	11,071	9.12

Interest-bearing deposit accounts	$104,478	2,552	3.27	$106,551	3,903	4.90
FHLB advances	51,145	2,352	6.15	49,667	2,387	6.43
Total interest-bearing liabilities	$155,623	4,904	4.21	$156,217	6,290	5.38

Net interest income		$4,817			$4,781
Net interest spread			3.75%			3.73%
Net interest margin			3.95%			3.94%

Next Page

Provision for Loan Losses
The provision for loan losses was $100,000 for the quarter ended September 30, 2002 compared to $150,000 for the quarter ended September 30, 2001. The provision for loan losses decreased in 2002 compared to 2001 as the Bank addressed several issues regarding the allowance for loan losses in 2001. The provision in 2001 was unusually high for the Bank. The increase was due to changes in guidance received from banking regulators on the loan loss methodology used with regard to sub-prime loans as well as comments received during an Office of Thrift Supervision (OTS) examination. Due to a change in the information system employed by the Bank in 2001, the Bank was able to specifically identify sub-prime loans. With this new information, which was previously unavailable, the Bank was requested by the OTS to further refine its analysis of the allowance for loan losses to include categories of allocations for sub-prime loans, which contributed to the increase in the provision for loan losses in 2001. The allowance for loan losses as a percent of gross loans totaled 1.2% at September 30, 2002 and December 31, 2001. The allowance for loan losses as a percent of gross loans totaled 0.89% at September 30, 2001. Net charge-offs for the quarter ended September 30, 2002 totaled $93,000 compared to net recoveries of $14,000 for the quarter ended September 30, 2001.

The provision for loan losses for the nine months ended September 30, 2002 was $277,000 compared to $450,000 for the nine months ended September 30, 2001. The provision decreased for the same reasons as noted above. For comparison purposes, net charge-offs for the nine months ended September 30, 2002 totaled $234,000 compared to $122,000 for the nine months ended September 30, 2001.

The following table presents non-performing assets and certain asset quality ratios at September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001
	(Dollars in thousands)

Non-performing loans	$1,933	$2,975
Foreclosed assets, including real estate in judgment	2,450	2,573
Total non-performing assets	$4,383	$5,548

Non-performing loans to total loans	1.37%	2.16%
Non-performing assets to total assets	2.23%	3.29%
Allowance for loan losses to non-performing loans	89.29%	56.57%
Allowance for loan losses to loans receivable, net	1.23%	1.22%

At September 30, 2002, non-performing loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, and real estate in judgment totaled $3.2 million, which was 1.63% of total assets. This represents a decrease of $1.5 million from the December 31, 2001 balance of non-performing loans and real estate in judgment of $4.7 million. The decrease in nonperforming loans at September 30, 2002 was largely the result of our increased emphasis on loan collections and more aggressive loan foreclosures. The subsequent sales of the real estate owned did not result in significant losses.

The appropriateness of the allowance for loan losses is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that these conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

Next Page

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

Noninterest Income
Noninterest income decreased by $15,000 to $537,000 for the quarter ended September 30, 2002 as compared to $552,000 for the quarter ended September 30, 2001. The decrease in noninterest income was the result of losses of $54,000 on the sale of foreclosed assets and $42,000 on disposal of signage related to our name change, which offset an increase in gains on sales of loans of $81,000.

Noninterest income decreased by $181,000 to $1.3 million for the nine months ended September 30, 2002 as compared to $1.5 million for the nine months ended September 30, 2001. The decrease in noninterest income was primarily due to a decrease in fees and service charges of $139,000 as well as the items noted above.

Noninterest Expense
Noninterest expense increased by $34,000 to $1.7 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Salaries and benefits increased $124,000 primarily due to increases in retirement related expenses. Data processing expenses decreased $103,000. The Bank changed data processing service providers in 2001 and incurred additional expenses related to the conversion during the quarter ended September 30, 2001. During the quarter ended September 30, 2002, the Bank changed its name and incurred expenses of approximately $100,000 for advertising, mailing, forms and supplies.

Noninterest expense decreased by $59,000 to $4.9 million for the nine months ended September 30, 2002 compared to $5.0 million for the nine months ended September 30, 2001.

Federal Income Tax Expense
The provision for federal income tax was 34% of pretax income for the quarter ended September 30, 2002 as compared to 31% for the quarter ended September 30, 2001. The provision for federal income tax was 35% of pretax income for the nine months ended September 30, 2002 as compared to 31% for the nine months ended September 30, 2001. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the fluctuation of permanent book and tax differences such as non-deductible expenses.

Next Page

LIQUIDITY

The Bank's liquidity, represented by cash and cash equivalents, is a product of our operating, investing, and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, and funds provided from operations. While scheduled payments from the amortization of loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities, and to enhance its interest rate risk management.

In addition to normal loan funding and deposit flow, the Bank must maintain liquidity to meet the demands of unfunded loan commitments. As of September 30, 2002, the Bank had a total of $13.5 million in unfunded loan commitments (consisting of approved loan origination commitments, unadvanced portions of construction loan commitments, and undisbursed commercial and consumer lines of credit). We monitor fluctuations in loan balances and commitment levels, and include this data in managing our overall liquidity.

The Bank's total cash and cash equivalents increased by $20.1 million during the nine months period ended September 30, 2002 compared to a $15.1 million increase for the same period in 2001. Net cash used in operating activities totaled $1.1 million for the nine months ended September 30, 2002 as compared to net cash used in operating activities of $5.6 million for the nine months ended September 30, 2001. The fluctuation between periods is directly related to the activity on mortgage loans sold and was impacted by an unusually high balance of mortgage loans held for sale at September 30, 2001. Mortgage loans held for sale as of September 30, 2001 totaled $8.7 million as compared to $3.8 million at September 30, 2002. Net cash used in investing activities totaled $6.5 million for the nine months ended September 30, 2002 as compared to net cash provided by investing activities of $4.5 million for the nine months ended September 30, 2001. The primary reason for this fluctuation was the net increase in loans of $5.2 million during the nine months ended September 30, 2002 as compared to the net decrease in loans of $5.3 million during the same period in 2001. Net cash provided by financing activities totaled $27.6 million for the nine months ended September 30, 2002 because of the issuance of common stock and the proceeds from additional borrowings. Net cash provided by financing activities totaled $16.1 million for the nine months ended September 30, 2001 due to increases in deposits.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of September 30, 2002, the Bank met the regulatory standards to be classified as "well capitalized." The Bank's regulatory capital ratios as of September 30, 2002 were as follows: tangible capital, 13.6%; leverage capital, 13.6%; and total risk-based capital, 23.03%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively.

Next Page

ITEM 3.           CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Corporation files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Next Page

OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

None

Item 2.          CHANGES IN SECURITIES

The Registration Statement on Form SB-2 (No. 333-85018) for which the use of proceeds information is being disclosed was declared effective by the Securities and Exchange Commission on July 17, 2002. The offering commenced on the same date and was completed on August 20, 2002. The Registration Statement covered the issuance of 2,314,375 shares of Monarch Community Bancorp, Inc. Common Stock, par value $.01 per share. The managing underwriter for the offering was Keefe, Bruyette & Woods, Inc. The aggregate offering price of the shares of common stock registered was $23,143,750, and this is the amount that was sold in the offering. The expenses incurred by the Corporation in connection with the issuance and distribution of the securities was $996,881, including $331,727 in underwriting fees. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates, persons owning 10 percent or more of any class of equity security of the Corporation or affiliates of the Corporation. The net offering proceeds to the Corporation was approximately $22,146,869. Of this amount, $11,141,875 was used by the Corporation to purchase all of the outstanding shares of common stock of Monarch Community Bank, $1,851,500 was lent by the Corporation to the employee stock ownership plan, and $9,153,494 was contributed to the working capital of the Corporation.

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

MONARCH COMMUNITY BANCORP, INC.
Date:	November 13, 2002	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer

Date:	November 13, 2002	And:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer

Next Page

CERTIFICATION

I, John R. Schroll, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Monarch Community Bancorp, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer

Next Page

CERTIFICATION

I, William C. Kurtz, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Monarch Community Bancorp, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer (Principal Financial Officer)

Next Page

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Monarch Community Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934, as amended, and that the financial information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	November 13, 2002	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer (Principal Executive Officer)
Date:	November 13, 2002	And:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer (Principal Financial Officer)

End.