Form 10KSB
period 2002-12-31
MONARCH COMMUNITY BANCORP INC
filed 2003-03-19
CIK 1169769

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______ Commission file number 0-49814.

MONARCH COMMUNITY BANCORP, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Maryland	04-3627031
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

375 North Willowbrook Road, Coldwater, Michigan	49036
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:    (517) 278-4566

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days.     YES [X]    NO [    ]

             Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

             The issuer had $15.1 million in revenues for the year ended December 31, 2002.

             As of March 1, 2003, there were issued and outstanding 2,314,375 shares of the issuer's common stock. The aggregate market value of the common stock held by non-affiliates of the issuer, computed by reference to the closing price of such stock as of February 28, 2003, was approximately $26.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB -	Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in April 2003.

Next Page

My Fellow Shareholders,

On behalf of the directors and officers of Monarch Community Bancorp, Inc., and its subsidiary, Monarch Community Bank, I am happy to report the state of our company for the fiscal year ended on December 31, 2002.

2002 presented challenges to management and the board that we had not experienced in our 68 year history...	[PHOTOGRAPH of JOHN R. SCHROLL]
In July of 2002, we changed the bank's corporate name from Branch County Federal Savings and Loan Association to Monarch Community Bank ("MCB"). The name change was the cornerstone of a long-term marketing strategy that gave the institution a more progressive corporate image and a name that was less geographically anchored to a specific county ... the new name assertively positioned the bank for future growth into other market areas.
On August 29, 2002, MCB converted to a public stock company, and in spite of a fluctuating stock market, rising unemployment, declining interest rates and global unrest, MCB concluded its transition year successfully.	(Caption: "John R. Schroll President & CEO")

Our corporate changes have not altered our commitment to the communities we serve. To meet Branch County's immediate need for moderately priced housing, Monarch stepped to the plate in a big way. MCB is a 1.5 million dollar limited partner in a 9.5 million dollar building project that constructed 112 new low-income residential apartments for families in the Coldwater area. To further address this housing crisis, MCB entered into an unprecedented collaboration with the Federal Home Loan Bank, MISHDA (Michigan Income Subsidized Housing Development Authority) and the City of Coldwater. This unique partnership enabled low-income families to purchase good quality, newly constructed "stick-built" homes. With up-front purchase subsidies provided by FHLB, MISHDA, and the City of Coldwater, MCB was the exclusive lender providing mortgages to first-time homeowners in Coldwater's East Point Housing Development project. The success of this project has drawn State recognition and resulted in the planned expansion/construction of two additional developments in the Sturgis and Quincy communities, with Monarch continuing to be the exclusive lending institution.

While we are proud of our history, we are most excited by the success we anticipate in 2003. Going forward, we will continue to meet the challenges presented in this new financial era by providing first class customer service, community advocacy, and consistent, reliable returns to you, our shareholders.

Thank you for your continuing support.

Next Page

Directors & Officers

Directors.....

Frank M. Tripp - Chairman of the Board
Retired President & CEO, SoMiCo, Inc.

Stephen M. Ross
Senior Vice President, Hillsdale Division of Eagle-Picher, Inc.

Gordon L. Welch
Economic Development Director, Utilicorp United

Craig W. Dally
Vice President & General Manager, Dally Tire Company

Harold A. Adamson
Retired CEO, Plastic Technology Center; Private Business Consultant

Lauren L. Bracy
President & CEO, Bracy & Jahr, Inc.

James R. Vozar
Owner, Vozar Insurance Agency

John R. Schroll
President & CEO, Monarch Community Bank

Officers...

John R. Schroll, President & CEO

William C. Kurtz, Sr. Vice President & CFO

Jerry A. Christensen, Vice President &COO

Andrew J. Van Doren, Vice President and Corporate Counsel

Vicki L. Bassage, Vice President - Human Resources

James M. Smoker, Vice President - Mortgage & Consumer Lending

Next Page

PART I
 ITEM 1.        Business

General

             Monarch Community Bancorp, Inc. ("Company") was incorporated in March 2002 under Maryland law to hold all of the common stock of Monarch Community Bank ("Monarch" or the "Bank"), formerly known as Branch County Federal Savings and Loan Association. The Bank converted to a stock savings institution effective August 29, 2002. In connection with the conversion, the Company sold 2,314,375 shares of its common stock in a subscription offering.

             Monarch Community Bank provides a broad range of banking services to its primary market area of Branch and Hillsdale Counties, Michigan. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a corporation that reinsures credit life and disability insurance, a minority ownership in a limited liability corporation that operates a title insurance agency, and a minority ownership in a limited liability corporation that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank's customers.

             The Bank is a federally chartered and insured stock savings institution with five full service offices and one drive-through only office. The Bank's deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is examined and regulated by the Office of Thrift Supervision, its primary federal regulator. The Bank has a website at http://www.monarchcommunitybank.com. References in this Form 10-KSB to "we", "us", and "our" refer to the Company and/or the Bank as the context requires. Our common stock trades on The Nasdaq SmallCap Market under the symbol "MCBF."

             Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences and a variety of consumer loans. We also originate loans secured by commercial and multi-family real estate, commercial business loans and construction loans secured primarily by residential real estate.

             Our revenues are derived principally from interest on loans, interest on investment securities and interest on overnight deposits.

             We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with varied terms ranging from six months to 60 months. We solicit deposits in our market area and utilize brokered deposits.

             At December 31, 2002, we had total assets of $198.0 million, deposits of $106.7 million and stockholders' equity of $36.9 million.

Next Page

Forward-Looking Statements

             This document, including information incorporated by reference, future filings by Monarch Community Bancorp on Form 10-QSB and Form 8-K and future oral and written statements by Monarch Community Bancorp and its management may contain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of Monarch Community Bancorp and Monarch. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain and we disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, changes in the relative difference between short and long-term interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, including levels of non-performing assets, demand for loan products, deposit flows, competition, demand for financial services in our market area, our operating costs and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

Market Area

             Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch and Hillsdale Counties. As of June 30, 2002, we had a 18.3% market share of FDIC-insured deposits in Branch County, and a 3.0% market share of FDIC-insured deposits in Hillsdale County, ranking us third and sixth, respectively, in those counties among all insured depository institutions. We intend to expand our lending activities to Calhoun and Jackson counties, however, we do not expect this expansion to significantly affect the composition of our loan portfolio.

             The local economy is based primarily on manufacturing and agricultural. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.

Lending Activities

             General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2002, our net loan portfolio totaled $145.1 million, which constituted 73.3% of our total assets.

             Loans up to $250,000 may be approved by loan officers and loans up to $500,000 may be approved by the President within individual lending limits set by the board of directors. Loans over $500,000 and up to $1.0 million must be approved by a committee of the board of directors. Any loan over $1.0 million must be approved by the full board of directors.

             During 2002 an Executive Loan Committee was formed to further manage the risk on new loans. Applications for loans that would be considered sub-prime cannot be approved by individual loan officers and must be presented to the Executive Loan Committee for review and approval.

Next Page

             At December 31, 2002, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was $4.4 million. At that date we had eight loan relationships in excess of $1.0 million.

             Our largest loan relationship was originated in October 2002 with a commitment totaling $3.0 million. The loan is for the construction of a hotel in Grand Rapids, Michigan. The construction is in the early stages and the balance of the loan was $148,000 at December 31, 2002.

             Our second largest loan relationship was originated in November 2002 and includes a loan for $2.1 million secured by a single-family residence in southwest Michigan. We have sold a $580,000 non-recourse participation in this loan to another lending institution. The relationship balance was $2.5 million at December 31, 2002.

             Our third largest loan relationship was originated in October 2001 with a commitment totaling $1.6 million. The loan was to fund the construction of a commercial building in southwest Michigan that has been completed. At December 31, 2002, $920,000 is owing on a 20 year fixed rate loan and $645,000 is owing on a one-year note. It is anticipated the Small Business Administration will pay off the $645,000 note during 2003. The total outstanding balance on this relationship was $1.6 million at December 31, 2002.

             We also have five other loan relationships between $1.0 million and $1.4 million totaling $6.2 million at December 31, 2002. These loan relationships are with commercial enterprises and their related entities operating in southern Michigan and northern Indiana.

             All of the loans mentioned above are current and performing in accordance with their terms as of December 31, 2002.

Next Page

             Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$100,234	68.0%	$ 95,445	68.2%
Multi-family	172	0.1	245	0.2
Commercial	17,801	12.1	14,898	10.6
Construction or development	7,177	4.9	6,785	4.8
Total real estate loans	125,384	85.1	117,373	83.8

Other loans:
Consumer loans:
Automobile	2,233	1.5	3,287	2.3
Home equity	11,629	7.9	14,084	10.1
Manufactured housing	1,274	0.9	1,557	1.1
Other	4,655	3.1	1,800	1.3
Total consumer loans	19,791	13.4	20,728	14.8

Commercial Business Loans	2,130	1.5	1,884	1.4

Total other loans	21,921	14.9	22,612	16.2

Total Loans	147,305	100.0%	139,985	100.0%

Less:
Loans in process	2		18
Deferred fees and discounts	406		563
Allowance for losses	1,735		1,683
	$145,162		$137,721

Next Page

               The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$ 85,224	57.9%	$ 81,628	58.3%
Multi-family	172	0.1	245	0.2
Commercial	13,903	9.4	10,677	7.6
Construction or development	6,943	4.7	5,612	4.0
Total real estate loans	106,242	72.1	98,162	70.1

Consumer	19,791	13.4	20,728	14.8
Commercial business	1,427	1.0	884	0.7
Total fixed-rate loans	127,460	86.5	119,774	85.6

Adjustable-Rate Loans:
Real estate:
One- to four-family	15,010	10.2	13,817	9.9
Multi-family	---	---	---	---
Commercial	3,898	2.7	4,221	3.0
Construction or development	234	0.1	1,173	0.8
Total real estate loans	19,142	13.0	19,211	13.7

Consumer	---	---	---	---
Commercial business	703	0.5	1,000	0.7
Total adjustable-rate loans	19,845	13.5	20,211	14.4
Total loans	147,305	100.0%	139,985	100.0%

Less:
Loans in process	2		18
Deferred fees and discounts	406		563
Allowance for loan losses	1,735		1,683
Total loans receivable, net	$145,162		$137,721

Next Page

              The following schedule illustrates the contractual maturity of our loan portfolio at December 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
	Real Estate
	One- to Four-Family		Multi-family and Commercial		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due to mature:
One year or less(1)	$ 2,744	8.27%	$2,259	7.02%	$5,567	6.17%	$ 1,844	9.76%	$ 774	5.52%	$ 13,188	7.22%
After one year through five years	5,707	8.15%	7,321	7.77%	291	6.03%	11,144	9.21%	1,171	7.02%	25,634	8.43%
After five years	91,783	7.95%	8,393	7.30%	1,319	8.56%	6,803	9.54%	185	9.05%	108,483	8.01%
_____________
(1) Includes demand loans.

             The total amount of loans due after December 31, 2003 which have predetermined interest rates is $115.0 million while the total amount of loans due after such date which have floating or adjustable rates is $19.0 million.

Next Page

             One- to Four-Family Residential Real Estate Lending. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2002, one- to four-family residential mortgage loans totaled $100.2 million, or 68.0% of our gross loan portfolio.

             Since 1985, we have originated sub-prime residential mortgage loans. We define sub-prime loans as loans to borrowers:
  with a credit score of less than 600, or

  that do not fall into either of our top two of four pricing criteria.
            Our definition of sub-prime lending is substantially similar to regulatory guidelines. We review a borrower's credit history, income, debt to income ratio and the loan to value ratio of the collateral in determining whether a loan is sub-prime.

             At December 31, 2002, $18.4 million, or 18.4% of our residential mortgage loans were sub-prime loans. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions like we are currently experiencing. During 2002, $253,000 of our total net charge-offs of $345,000 were due to sub-prime loans. See "Asset Quality."

             Beginning in 2003 we adopted a loan risk grading system for all one- to four-family residential loans. This risk grading system will result in a revised definition of "sub-prime" loans. The risk grading system provides that all loans with a credit score of less than 660 shall be considered for potential sub-prime classification. For a loan with a credit score between 600 and 660, loan-to-value ratio, debt-to-income ratio and the borrower's history with the Bank will determine whether or not the loan is classified as sub-prime. The risk grading system also allows for loans that were originally classified as sub-prime to be upgraded and removed from sub-prime status if the loan has had no delinquent payments for a period of two years. Management is currently reviewing our loan portfolio to determine which loans between the 600 and 660 credit scores should be classified as sub-prime and which currently classified sub-prime loans can be upgraded because the loan has had no delinquent payments for the last two years. Management does not expect the result of this review to cause a material increase or decrease in the total number of loans classified as sub-prime.

             We generally underwrite our one- to four-family loans based on the applicant's employment and credit history and the appraised value of the subject property. Presently, we lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 85%, we generally require private mortgage insurance in order to reduce our exposure below 80%. Properties secured by one- to four-family loans are appraised by licensed appraisers. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

             We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with secondary market requirements and other local financial institutions, and consistent with our internal needs. Our pricing for sub-prime loans is higher, as we attempt to offset the increased risks and costs involved in dealing with a greater percentage of delinquencies and foreclosures.

Next Page

Adjustable-rate mortgage, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During the years ended December 31, 2002 and December 31, 2001, we originated $5.5 million and $2.9 million of one- to four-family ARM loans, respectively, and $74.1 million and $81.1 million of one- to four-family fixed-rate mortgage loans, respectively.

             Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using secondary market underwriting guidelines, although we retain in our portfolio those loans which do not qualify for sale in the secondary market. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

             Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for a maximum 2% annual adjustment and 6% lifetime adjustment to the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.

             In order to remain competitive in our market area, we may originate ARM loans at initial rates below the fully indexed rate.

             ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "- Asset Quality -- Non-performing Assets" and "-- Classified Assets."

             Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential development projects, golf courses, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2002, multi-family and commercial real estate loans totaled $18.0 million or 12.2% of our gross loan portfolio.

             Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on the Wall Street Journal prime rate plus a margin, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and have maximum maturities of 25 years.

             Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. We generally require personal guarantees of the borrowers in addition to the security property as collateral for these loans. When legally permitted we require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and

Next Page

commercial real estate loans are generally performed by independent state licensed fee appraisers approved by the board of directors. See "- Loan Originations, Purchases, Sales and Repayments."

             We do not generally maintain an insurance escrow account for loans secured by multi-family and commercial real estate, although we may maintain a tax escrow account for these loans. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information.

             Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality -- Non-performing Loans."

             Construction and Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2002, we had $7.2 million in construction and development loans outstanding, representing 4.9% of our gross loan portfolio.

             Construction and development loans are obtained through continued business with builders who have previously borrowed from us, from walk-in customers and through referrals from realtors and other customers. The application process includes submission of plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We generally conduct regular inspections of the construction project being financed.

             Loans secured by building lots are generally granted with terms of up to 18 months and are available with either fixed or adjustable interest rates and on individually negotiated terms. During the construction phase, the borrower generally pays interest only on a monthly basis. Loan-to-value ratios on our construction and development loans typically do not exceed 80% of the appraised value of the project on an as completed basis, although the board of directors has made limited exceptions to this policy where special circumstances exist.

             Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. In addition, payment of interest from loan proceeds can make it difficult to monitor the progress of a project.

             Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2002, our

Next Page

consumer loan portfolio totaled $19.8 million, or 13.4% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, boat and recreational vehicle loans, manufactured housing loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans. We originate our consumer loans in our market area.

             Our home equity loans, including lines of credit, totaled $11.6 million, and comprised 7.9% of our gross loan portfolio at December 31, 2002. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity loans may be up to 15 years. Home equity lines of credit have a maximum term to maturity of five years and have fixed interest rates. We recently began offering home equity lines of credit with variable interest rates. No principal payments are required on home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

             We originate auto loans, boat and recreational vehicle loans and manufactured housing loans on a direct basis and boat and recreational vehicle loans on an indirect basis beginning in 2001. We generally buy indirect loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is expensed as the dealer is paid. Any prepayments or delinquencies are charged to future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

             We underwrite indirect loans using the Fair-Isaacs credit scoring system, a widely used credit evaluation system. All indirect loans are required to meet one of our top two of four credit pricing requirements before we accept them. We had $1.1 million of indirect consumer loans at December 31, 2002. We intend to continue indirect consumer lending.

             Auto loans totaled $2.2 million at December 31, 2002, or 1.5% of our gross loan portfolio. Auto loans may be written for up to six years and have fixed rates of interest. Loan to value ratios are up to 100% of the sales price for new autos and 100% of wholesale value on used cars, based on valuation from official used car guides.

             Manufactured housing loans totaled $1.3 million at December 31, 2002, or .9% of our gross loan portfolio. This amount is down significantly over the last two years, due to a change in our loan policy regarding these types of loans. Manufactured housing loans are currently offered only on an exception basis with approval by the Executive Loan Committee. At December 31, 2002, $11,000 or .8% of our manufactured housing loans were more than 90 days past due. See "- Asset Quality - Non-Performing Assets."

             We originate sub-prime consumer loans, using the same definition as residential mortgage loans. At December 31, 2002 $4.0 million, or 20.0% of our consumer loan portfolio were sub-prime loans.

             Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles, boats, manufactured housing and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Next Page

Commercial Business Lending

             At December 31, 2002, commercial business loans comprised $2.1 million, or 1.5% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

             The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are issued on a secured basis. At December 31, 2002, there were no standby letters of credit outstanding. We are attempting to expand our volume of commercial business loans.

             Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans.

             Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Our commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Originations, Purchases, Sales and Repayments

             We originate loans through referrals from real estate brokers and builders and other customers, our marketing efforts, and our existing and walk-in customers. We also originate consumer loans through relationships with dealerships. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market interest rates, our dollar volume of fixed-rate, one- to four-family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. We sell a portion of the conforming, fixed rate, one- to four-family residential loans we originate and we keep the sub-prime residential real estate loans we originate. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. We may purchase residential loans and commercial real estate loans from time to time.

             In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

Next Page

             The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended December 31,
	2002	2001
	(In Thousands)
Originations by type:
Real Estate:
One- to four-family	$79,658	$ 83,991
Multi-family	---	10
Commercial	8,916	6,734
Construction or development	4,142	5,235
Total real estate loans	92,706	95,970

Consumer Loans:
Automobile	1,046	1,946
Home equity	6,544	4,051
Manufactured housing	94	367
Other	3,183	1,619
Commercial business	871	1,416
Total loans originated	104,444	105,369

Sales and Repayments:
One- to four-family loans sold	35,547	46,958
Principal repayments	61,577	58,295
Total reductions	97,124	105,253
Increase (decrease) in other items, net	(121)	(592)
Net increase (decrease)	$ 7,441	$ (476)

Asset Quality

             When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 10 to 15 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. Additionally, each week the collections department gives each loan officer a list of his or her loans that are 30 days past due. The loan officer attempts to contact the borrower to determine the reason for the delinquency and to urge the borrower to bring the loan current. Once the loan becomes 45 days delinquent, a letter is sent to the borrower requesting the borrower to bring the loan current, or, if that is not possible, to fill out and return a financial information update form. If the update is returned, the senior collector determines if the borrower exhibits an ability to repay, and, if so, brings the file to the Delinquency Committee for a decision whether to forbear collection action to allow the borrower to demonstrate the ability to make timely payments and/or establish an acceptable repayment plan to bring the loan current. If the borrower makes timely payments for a period of at least six months but does not appear to have the ability to bring the loan current, the file is given to a loan officer to obtain a new loan application from the borrower for the purpose of rewriting the loan in accordance with established loan policy. If the financial information update is not returned, or if the senior collector determines that the borrower no longer has the ability to repay the loan, or the Delinquency Committee declines to forbear collection activity, then when the loan becomes 60 days delinquent, the file is reviewed by the

Next Page

Delinquency Committee and the foreclosure process is begun by the sending of a notice of intent to foreclose. If during a period of forbearance the borrower fails to make timely payments and/or becomes 90 days delinquent, the Delinquency Committee reviews the loan and the foreclosure process commences. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collector may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. All loans over 90 days delinquent are handled by the senior collections officer until the delinquency is resolved or foreclosure occurs.

             For consumer loans a similar collection process is followed. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure due to the nature of the collateral.

Next Page

             Delinquent Loans. The following tables set forth our loan delinquencies by type, number, amount and percentage of type at the dates indicated.

	December 31, 2002 Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	71	$4,137	4.13%	33	$1,913	1.91%	104	$6,050	6.03%
Multi-family	---	---	---	---	---	---	---	---	---
Commercial	4	326	1.83%	4	553	3.11%	8	879	4.94%
Construction or development	---	---	---	---	---	---	---	---	---

Total real estate loans	75	4,463	3.56%	37	2,466	1.97%	112	6,929	5.53%

Consumer	19	224	1.13%	8	122.62%		27	346	1.75%
Commercial business	---	---	---	--	---	---	---	---	---

Total	94	$4,687	3.18%	45	$2,588	1.76%	139	$7,275	4.94%

	December 31, 2001 Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Real Estate:
One- to four-family	76	$4,080	4.27%	42	$2,251	2.36%	118	$6,331	6.63%
Multi-family	---	---	---	---	---	---	---	---	---
Commercial	4	393	2.64	2	161	1.08	6	554	3.72
Construction or development	---	---	---	3	257	3.79	3	257	3.79

Total real estate loans	80	4,473	3.81	47	2,669	2.27	127	7,142	6.08

Consumer	41	486	2.34	30	306	1.48	71	792	3.82
Commercial business	---	---	---	---	---	---	---	---	---

Total	121	$4,959	3.54%	77	$2,975	2.13%	198	$7,934	5.67%

Next Page

             Non-Performing Assets. The table below sets forth the amounts and categories of the Bank's non-performing assets. Loans are placed on non-accrual status when the loan is delinquent at least 90 days. For all years presented, the Bank had no troubled debt restructurings, that involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.
	December 31,
	2002	2001
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$1,372	$ ---
Multi-family	---	---
Commercial real estate	211	---
Construction or development	---	---
Consumer	55	---
Commercial business	---	---
Total	1,638	---

Accruing loans delinquent 90 days or more:
One- to four-family	864	2,251
Multi-family	---	---
Commercial real estate	342	161
Construction or development	---	257
Consumer	111	306
Commercial business	---	---
Total	1,317	2,975

Foreclosed assets:
One- to four-family(1)	2,022	2,437
Multi-family	---	---
Commercial real estate	---	---
Construction or development	---	---
Consumer	37	136
Commercial business	---	---
Total	2,059	2,573

Total non-performing assets	$5,014	$5,548
Total as a percentage of total assets	2.53%	3.29%

_________________
(1)	Includes $1.1 million and $1.6 million in real estate in judgment and subject to redemption at December 31, 2002 and 2001, respectively.

             For the year ended December 31, 2002 there was $37,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms. No gross interest income would have been recorded for the year ended December 31, 2001.

             Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2002, there were also six loan relationships totaling an aggregate of $5.1 million with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of these loans in the non-performing asset categories.

Next Page

These loans have been considered in management's determination of the adequacy of our allowance for loan losses and are included in the commercial category in the table on page 22.

             Of these six loans, one had a balance of less than $200,000. The second loan relationship is a commercial real estate loan with a balance of $694,000 at December 31, 2002. The collateral securing this loan may be insufficient to provide for full payment of principal and interest in the event of default, although the Bank has personal guarantees from the borrowers. The third loan relationship is a commercial real estate loan with a balance of $801,000 at December 31, 2002. This loan is secured by a golf course in southwest Michigan.

             The fourth loan relationship is a series of commercial real estate loans totaling $600,000, originated in 1996 for the purpose of developing residential building lots in southwest Michigan. At December 31, 2002, 54% of the lots were sold. We have personal guarantees from the borrowers for 98% of the loan amount.

             The fifth loan relationship is a series of four loans to one borrower totaling $1.2 million at December 31, 2002 for the development of residential building lots in southwest Michigan. Three of these loans were renewed in November 2002.

             The sixth loan is for the construction of a commercial building in southwest Michigan. This loan had an outstanding balance at December 31, 2002 of $1.6 million.

             At December 31, 2002, all six of these loan relationships were current and performing in accordance with their terms.

             Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

             When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

             In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our

Next Page

portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at December 31, 2002, we had classified $6.5 million of our assets as substandard, $256,000 as doubtful and none as loss. The total amount classified represented 17.5% of our equity capital and 3.3% of our assets at December 31, 2002. The allowance for loan losses at December 31, 2002 includes $848,000 and $128,000 related to substandard and doubtful loans, respectively. At December 31, 2002, $4.1 million and $256,000 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See "- Asset Quality - Delinquent Loans."

             Provision for Loan Losses. We recorded a provision for loan losses of $397,000 for the year ended December 31, 2002 compared to $1.0 million for the year ended December 31, 2001. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under "-- Allowance for Loan Losses." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 2002 and 2001 - Provision for Loan Losses" for a discussion of the reasons for the increased provision in 2001.

             Allowance for Loan Losses. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances for identified problem loans and portfolio segments. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

             The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of these loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

             The appropriateness of the allowance is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

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

Next Page

portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

             At December 31, 2002, our allowance for loan losses was $1.7 million or 1.18% of the total loan portfolio and approximately 58.7% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, covers all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate.

	December 31,
	2002	2001
	(Dollars in Thousands)

Balance at beginning of year	$1,683	$ 857

Charge-offs:
One- to four-family	415	116
Multi-family	---	---
Commercial real estate	1	---
Construction or development	---	---
Consumer	152	206
Commercial business	---	---
	568	322
Recoveries:
One- to four-family	135	72
Multi-family	---	---
Commercial real estate	---	---
Construction or development	---	---
Consumer	88	37
Commercial business	---	---
	223	109

Net charge-offs	345	213
Additions charged to operations	397	1,039
Balance at end of year	$1,735	$1,683

Ratio of net charge-offs during the year to average loans outstanding during the year	.24%	0.15%

Allowance as a percentage of non-performing loans	58.71%	56.57%

Allowance as a percentage of total loans (end of year)	1.18%	1.20%

Next Page

             The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2002			2001
	Amount of Loan Loss Allowance	Loan Amounts by Category(1)	Amount of Loan Loss Allowance	Loan Amounts by Category(1)	Amount of Loan Loss Allowance	Loan Amounts by Category(1)
	(Dollars in Thousands)

One- to four-family(2)	$1,111	$110,045	74.1%	$ 821	$ 93,734	66.2%
Multi-family and non-residential real estate	3	1,951	1.3	10	3,496	2.5
Construction or development	33	4,419	3.0	27	4,884	3.4
Consumer	201	15,131	10.2	302	22,803	16.1
Commercial	387	16,895	11.4	523	16,659	11.8
Total	$1,735	$148,441	100.0%	$1,683	$141,576	100.0%

____________________
(1)	Loan categories are based on the type of loan as opposed to the underlying collateral, which is the basis for other loan tables presented in this document.
(1)	One- to four-family loans includes real estate in judgment and subject to redemption of $1.1 million and $1.6 million at December 31, 2002 and 2001, respectively.

Investment Activities

             Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

             The President has the basic responsibility for the management of our investment portfolio, under the guidance of the asset and liability management committee. The President considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

             The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk."

Next Page

             Our investment portfolio consists of U.S. Treasury, U.S. government agency securities, municipal bonds and overnight deposits. This provides us with flexibility and liquidity. We also have a limited amount of mortgage-backed securities. See Notes 2 and 3 of the Notes to Consolidated Financial Statements.

             In 2001 we invested in a limited partnership that was organized to construct, own and operate low and moderate income multi-family housing units located in Coldwater, Michigan. We have invested $1.5 million in this project, which was partially complete as of December 31, 2002. We expect the project to incur operating losses primarily due to the accelerated depreciation of assets. Accordingly, the return on this investment will be in the form of tax credits and deductions, which we began receiving in 2002. We are accounting for our investment in this project on the equity method. We will record our share of losses as reductions to our investment in the project. The tax credits will eventually reduce the recorded amount of the investment to zero. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding our limited partnership investment.

             The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31,
	2002			2001
	Amortized Cost	Fair Market Value	Percent of Total Fair Market Value	Amortized Cost	Fair Market Value	Percent of Total Fair Market Value
	(Dollars in Thousands)

Trading securities:
Mortgage backed securities	$ ---	$ ---	---%	$258	$258	41.1%

Available for sale:
U.S. Treasury obligations	3,310	3,338	19.1	---	---	---
U.S. government agency obligations	10,246	10,312	59.2	---	---	---
Obligations of states and political subdivisions	3,505	3,510	20.1	---	---	---
Total available for sale	17,061	17,160	98.4	---	---	---

Held to maturity:
Mortgage backed securities	274	275	1.6	367	369	58.9
Total investment securities	$17,335	$17,435	100.0%	$625	$627	100.0%

Next Page

             The composition and maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2002 are indicated in the following table.

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in Thousands)

Available for Sale:
U.S. Treasury obligations	$ ---	---	$ 3,310	2.36%	$ ---	---%	$ ---	---%	$ 3,310	2.36%	$ 3,338
U.S. government agency obligations	4,038	2.65%	6,208	2.48	---	---	---	---	10,246	2.55	10,312
Obligations of states and political subdivisions	70	2.12	3,435	2.89	---	---	---	---	3,505	2.87	3,510
Total available for sale	4,108	2.64	12,953	2.56	---	---	---	---	17,061	2.58	17,160

Held to Maturity:
Mortgage-backed securities	---	---	---	---	---	---	274	4.82%	274	4.82	275
Total investment securities	$4,108	2.64%	$12,953	2.56%	$ ---	---%	$274	4.82%	$17,335	2.62%	$17,435

Next Page

Sources of Funds

             General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and overnight funds and funds provided from operations.

             Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted and continue to utilize brokered deposits. At December 31, 2002 we had $24.6 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds which may be less costly than local deposits or borrowings. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

             The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We try to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

             The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2002	2001
	(Dollars in Thousands)

Opening balance	$105,698	$ 98,986
Net deposits (withdrawals)	(2,343)	1,650
Interest credited	3,389	5,062

Ending balance	$106,744	$105,698

Net increase	$ 1,046	$ 6,712

Percent increase	0.99%	6.78%

Next Page

              The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated.
	Year Ended December 31,
	2002		2001
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transaction and Savings Deposits:

Non-interest bearing accounts	$ 3,046	2.9%	$ 1,863	1.8%
Savings accounts 1.26%	15,274	14.3	14,771	14.0
NOW accounts 1.0%	9,596	9.0	9,013	8.5
Money market accounts 1.75%	9,868	9.2	10,036	9.5

Total non-certificates	37,784	35.4	35,683	33.8

Certificates:

0.00 - 1.99%	9,019	8.4	331	0.3
2.00 - 3.99%	27,616	25.9	20,382	19.3
4.00 - 5.99%	26,908	25.2	36,661	34.6
6.00 - 7.99%	5,417	5.1	12,641	12.0
8.00 - 9.99%	---	---	---	---

Total certificates	68,960	64.6	70,015	66.2
Total deposits	$106,744	100.0%	$105,698	100.0%

              The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$ 8,694	$ 7,645	$ 7,969	$26,272	$50,580

Certificates of deposit of $100,000 or more	1,898	2,571	2,246	11,665	18,380

Total certificates of deposit	$10,592	$10,216	$10,215	$37,937	$68,960

Next Page

             The following table shows rate and maturity information for our certificates of deposit as of December 31, 2002.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

March 31, 2003	$3,113	$ 4,183	$ 2,481	$ 815	$10,592	15.4%
June 30, 2003	4,047	3,696	2,006	467	10,216	14.8
September 30, 2003	251	4,118	996	925	6,290	9.1
December 31, 2003	1,286	1,681	337	621	3,925	5.7
March 31, 2004	---	459	2,154	296	2,909	4.2
June 30, 2004	98	341	1,422	192	2,053	3.0
September 30, 2004	---	1,185	3,655	100	4,940	7.2
December 31, 2004	95	4,073	3,089	361	7,618	11.0
March 31, 2005	---	87	463	875	1,425	2.1
June 30, 2005	---	52	589	285	926	1.3
September 30, 2005	---	1,623	4	229	1,856	2.7
December 31, 2005	---	6,068	---	69	6,137	8.9
Thereafter	129	50	9,712	182	10,073	14.6

Total	$9,019	$27,616	$26,908	$5,417	$68,960	100.0%

Percent of total	13.08%	40.05%	39.02%	7.86%

             Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis. See Note 10 of the Notes to Consolidated Financial Statements.

             We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2002, we had $52.5 million in Federal Home Loan Bank advances outstanding. See Note 10 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.

Next Page

             The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended December 31,
	2002	2001
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$55,500	$50,500

Average Balance:
FHLB advances	$51,679	$48,908

              The following table sets forth certain information concerning our borrowings at the dates indicated.
	December 31,
	2002	2001
	(Dollars in Thousands)

FHLB advances	$52,500	$45,500

Weighted average interest rate of FHLB advances	5.72%	6.15%

Subsidiary and Other Activities

             As a federally chartered savings bank, we are permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets, or $4.0 million at December 31, 2002, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

             At December 31, 2002, the Bank had one active subsidiary, Community Services Group, Inc., and our total investment in this subsidiary was $725,000 which consisted principally of deposits in Monarch.

Competition

             We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers, including non-local Internet based and telephone based competition. Other savings institutions, commercial banks, credit unions and finance companies, including non-local Internet based entities, provide vigorous competition in consumer lending.

Employees

             At December 31, 2002, we had a total of 62 employees, including one part-time employee. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Next Page

Federal and State Taxation

Federal Taxation

             General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Monarch Community Bancorp. Our federal income tax returns for the past three years are open to audit by the IRS. In our opinion, any examination of still open returns would not result in a deficiency which could have a material adverse effect on our financial condition. No returns are being audited by the IRS at this time.

             Method of Accounting. For federal income tax purposes, the Company reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31, for filing its federal income tax return.

             Bad Debt Reserves. Prior to the Small Business Job Protection Act, the Bank was permitted to establish a reserve for bad debts under the percentage of taxable income method and to make annual additions to the reserve utilizing that method. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations of the Bank's size may now use the experience method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires the Bank to recapture, over a six year period, the excess of tax bad debt reserves at December 31, 1997 over those established as of the base year reserve balance as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2002 for the Bank was $92,000.

             Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended December 31, 1997, were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a thrift/bank charter.

             Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

             Corporate Dividends-Received Deduction. Monarch Community Bancorp may eliminate from its income dividends received from the Bank if it elects to file a consolidated return with the Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

Next Page

State Taxation

             The State of Michigan imposes a Single Business Tax ("SBT"), which is an annual value-added tax imposed on the privilege of doing business in the state. Every person with business activity in Michigan is subject to the tax. Most organizations exempt from federal income tax are also exempt from the SBT. The major components of the SBT base are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. An investment tax credit is claimed for the acquisition of qualifying tangible assets physically located in Michigan. Effective January 1, 2002, the SBT rate is 1.9%. Legislation passed in 1999 eliminates the SBT over a 23 year period. The elimination of the SBT will be accomplished by an annual rate reduction of 0.1 percentage point beginning January 1, 1999 and on each January 1 after 1999.  Barring certain conditions, the SBT should be fully phased out as of January 1, 2021. The tax returns of the Bank for the past four years are open to audit by the Michigan taxation authorities. No returns are being audited by the Michigan taxation authority at the current time.

             Other applicable state taxes include generally applicable sales, use and real property taxes.

Regulation and Supervision

             General. Monarch Community Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation, primarily by the Office of Thrift Supervision, and oversight extending to all its operations. The Bank is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the holding company of the Bank, Monarch Community Bancorp is also subject to federal regulation by the Office of Thrift Supervision and oversight which is designed to protect subsidiary savings associations, like the Bank. The deposits of the Bank are insured by the FDIC. The Bank is a member of the Savings Association Insurance Fund or the "SAIF", which together with the Bank Insurance Fund or the "BIF" are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

             Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

             Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the association's total assets, to fund the operations of the Office of Thrift Supervision. The Bank's Office of Thrift Supervision assessment for the fiscal year ended December 31, 2002 was $50,158.

             The Office of Thrift Supervision also has extensive enforcement authority over all savings associations and their holding companies, including the Bank and Monarch Community Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely

Next Page

reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

             The investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For instance, no savings association may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal savings associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings associations are also generally authorized to branch nationwide.

             The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, the Bank's lending limit under this restriction was $4.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

             The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters like loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

             Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and the insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate the deposit insurance if it determines that the association has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

             The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

             FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980's. Currently, the rate established by the FDIC for this purpose is a 1.68 basis points per dollar of SAIF deposits and BIF deposits.

Next Page

             Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

             The Office of Thrift Supervision capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2002, the Bank did not have any intangible assets.

             At December31, 2002, the Bank had tangible capital of $27.0 million, or 14.1% of adjusted total assets, which is approximately $24.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

             As a result of the prompt corrective action provisions discussed below, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At December 31, 2002, the Bank had no intangible assets which were included in core capital.

             At December 31, 2002, the Bank had core capital equal to $27.0 million, or 14.1% of adjusted total assets, which is $19.3 million above the requirement of 4% as in effect on that date.

             The Office of Thrift Supervision risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2002, the Bank had $1,586,000 of loan and lease loss allowances, which was less than 1.25% of risk-weighted assets.

             Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and reciprocal holdings of qualifying capital instruments. The Bank had no exclusions from capital and assets at December 31, 2002.

             In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

Next Page

             On December 31, 2002, the Bank had total risk-based capital of $28.5 million (including $27.0 million in core capital and $1.5 million in qualifying supplementary capital) and risk-weighted assets of $26.6 million, or total capital of 22.5% of risk-weighted assets. This amount was $18.4 million above the 8% requirement in effect on that date.

             Under the prompt corrective action regulations, the Office of Thrift Supervision and the FDIC are authorized, and under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized" association (generally defined to be one with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any undercapitalized association must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another association, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

             The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the association is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

             The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Monarch Community Bank may have a substantial adverse effect on its operations and profitability.

             Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations generally permit a federal savings association to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years. Monarch Community Bank is in compliance with this requirement.

             Liquidity. All savings associations, including Monarch Community Bank, are required to maintain a sufficient level of liquid assets to ensure their safe and sound operation. For a discussion of what Monarch Community Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Commitments" included in this Annual Report.

             Qualified Thrift Lender Test. All savings associations, including Monarch Community Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2002, Monarch Community Bank met the test and has always met the test since its inception.

             Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If the association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank. It is

Next Page

limited to national bank branching rights and it is subject to national bank limits for payment of dividends. If the association has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

             Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the Office of Thrift Supervision, in connection with the examination of Monarch Community Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Monarch Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision.

             Due to the heightened attention being given to the CRA in recent years, Monarch Community Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 2001 and received a rating of "satisfactory."

             Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital and must be secured by eligible collateral. Affiliates of the Bank include Monarch Community Bancorp and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

             Certain transactions with directors, officers or controlling persons are also subject to restrictions under statutes and regulations enforced by the Office of Thrift Supervision. These statutes and regulations also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

             Holding Company Regulation. Pursuant to regulations of the Office of Thrift Supervision and the terms of Monarch Community Bancorp's Maryland charter, the purpose and powers of Monarch Community Bancorp are to pursue any or all of the lawful objectives of a savings and loan holding company and to exercise any of the powers accorded to a savings and loan holding company.

             If the Bank fails the qualified thrift lender test, Monarch Community Bancorp must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, (unless the Bank requalifies under the test) Monarch Community Bancorp must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

Next Page

             Federal Securities Law. The common stock of Monarch Community Bancorp is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Monarch Community Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Exchange Act.

             Monarch Community Bancorp common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Monarch Community Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions. If Monarch Community Bancorp meets specified current public information requirements, each affiliate of Monarch Community Bancorp is able to sell in the public market, without registration, a limited number of shares in any three-month period.

             Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See "- Liquidity."

             Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

             Federal Home Loan Bank System. Monarch Community Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings associations. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

             As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2002, the Bank had $2.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

             Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

             The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Exchange Act. Given the extensive role

Next Page

of the Securities and Exchange Commission in implementing rules relating to many of the SOA's new requirements, the final scope of many of these requirements remains to be determined.

             The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the Securities and Exchange Commission and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

             The SOA addresses, among other matters:
  audit committees;
  certification of financial statements by the chief executive officer and the chief financial officer;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  a prohibition on insider trading during pension plan black out periods;
  disclosure of off-balance sheet transactions;
  expedited filing requirements for Form 4s;
  isclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
  "real time" filing of periodic reports;
  the formation of a public accounting oversight board;
  auditor independence; and
  various increased criminal penalties for violations of securities laws.
             The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Next Page

ITEM 2.             Description of Property

             At December 31, 2002, we had five full service offices and one drive-through only facility. At December 31, 2002, we owned all of our offices. The net book value of our investment in premises and equipment, excluding computer equipment, was $4.5 million at December 31, 2002.

             We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

             The following table provides information regarding our office and other facilities.

Location	County	Owned/ Leased	December 31, 2002 Net Book Value (Building)
	(Dollars in Thousands)

Main Office

375 N. Willowbrook Road Coldwater, MI 49036	Branch	Owned	$2,148

Branch Offices

30 West Chicago Street Coldwater, MI 49036	Branch	Owned	72

356 N. Broadway Union City, MI 49094	Branch	Owned	53

1 W. Carleton Road Hillsdale, MI 49242	Hillsdale	Owned	547

125 W. Chicago Street Jonesville, MI 49250	Hillsdale	Owned	81

Other Facilities

34 Grand Street (Garage) Coldwater, MI 49036	Branch	Owned	129

24 Grand Street (Drive Through) Coldwater, MI 49036	Branch	Owned	38

87 Marshall Street (Leased to others) Coldwater, MI 49036	Branch	Owned	211

             We utilize a third party service provider to maintain our data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by us at December 31, 2002 was $81,000.

Next Page

ITEM 3.             Legal Proceedings

             From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of any current litigation.

ITEM 4.             Submission of Matters to a Vote of Security Holders

             No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

ITEM 5.             Market for the Company's Common Equity and Related Stockholders' Matters

             The Company's common stock commenced trading on August 29, 2002 on the Nasdaq SmallCap Market under the symbol "MCBF." The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the Nasdaq SmallCap Stock Market. For the year ended December 31, 2002, the Company did not pay a dividend.

Year	Quarter Ending	High	Low

2002	September 30	$11.90	$10.01
	December 31	$11.98	$10.25

               As of February 28, 2003, there were 2,314,375 shares of the Company's common stock outstanding and approximately 326 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

Next Page

ITEM 6.             Management's Discussion and Analysis of Financial Condition and Results of Operations

MONARCH SELECTED FINANCIAL AND OTHER DATA

             The summary information presented below under "Selected Financial Condition Data" and "Selected Operating Data" for, and as of the end of, each of the years ended December 31 is derived from our audited financial statements. The following information is only a summary and you should read it in conjunction with our consolidated financial statements, including notes thereto, included elsewhere in this document.

	December 31,
	2002	2001	2000	1999	1998
Selected Financial Condition Data:	(In Thousands)

Total Assets	$197,985	$168,684	$164,074	$148,514	$150,741
Loans receivable, net	145,162	137,721	138,197	126,414	113,984
Trading securities at fair value:
Mortgage-backed securities	---	258	239	942	903
Investment securities:
U.S. Government and Agency securities	17,160	---	---	---	500
Mortgage-backed securities	274	367	473	581	741
Overnight deposits	16,063	12,035	10,254	6,814	20,822
Deposits	106,744	105,698	98,986	96,089	95,628
Federal Home Loan Bank Advances	52,500	45,500	49,000	38,000	42,000
Equity	36,949	15,365	14,606	13,270	12,135

	2002	2001	2000	1999	1998
Selected Operations Data:	(In Thousands)

Total interest income	$12,931	$14,470	$13,869	$12,525	$12,604
Total interest expense	6,466	8,117	7,434	6,998	7,318
Net interest income	6,465	6,353	6,435	5,527	5,286
Provision for loan losses	397	1,039	245	180	120
Net interest income after provision for loan losses	6,068	5,314	6,190	5,347	5,166
Fees and service charges	1,154	1,227	1,234	1,148	899
Gains on sales of loans, mortgage-backed securities
and investment securities	998	1,170	234	317	941
Other non-interest income	7	85	64	217	15
Total non-interest income	2,159	2,482	1,532	1,682	1,855
Total non-interest expense	6,798	6,738	5,636	5,365	4,800
Income before taxes	1,429	1,058	2,086	1,664	2,221
Income tax provision	415	299	749	530	756

Net income	$ 1,014	$ 759	$ 1,337	$ 1,134	$ 1,465

Next Page

	December 31,
	2002	2001	2000	1999	1998
Selected Financial Ratios and Other Data:	(In Thousands)

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.54%	0.44%	0.87%	0.76%	1.01%
Return on equity (ratio of net income to average equity)	4.08%	5.05%	9.62%	9.60%	12.85%
Interest rate spread information:
Average during period	3.58%	3.69%	4.20%	3.57%	3.56%
Net interest margin(1)	3.85%	3.89%	4.44%	4.01%	3.81%
Ratio of operating expense to average total assets	3.72%	3.87%	3.65%	3.58%	3.31%
Ratio of average interest-earning assets to average
interest-bearing liabilities	1.07	1.04	1.03	1.02	1.03
Efficiency ratio(2)	75.1%	74.1%	69.8%	73.8%	67.0%

Asset Quality Ratios:
Non-performing assets to total assets and end of period	2.53%	3.29%	2.45%	1.67%	1.03%
Non-performing loans to total loans	2.04%	2.16%	1.95%	1.39%	0.99%
Allowance for loan losses to non-performing loans	58.71%	56.57%	31.80%	40.30%	50.00%
Allowance for loan losses to loans receivable, net	1.18%	1.20%	0.62%	0.56%	0.49%

Capital Ratios:
Equity to total assets at end of period	18.66%	9.11%	8.90%	8.93%	8.05%

Other Data:
Number of full-service offices	5	5	5	5	5

__________
(1)	Net interest income divided by average-earning assets.
(2)	Total noninterest expenses, excluding real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income.

General

             The following discussion is intended to assist in understanding the financial condition and results of operations of Monarch. The discussion and analysis does not include any comments relating to Monarch Community Bancorp since Monarch Community Bancorp has no significant operations. The information contained in this section should be read in conjunction with the consolidated financial statements.

             Monarch's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, investments, and overnight deposits, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Monarch's results of operations also are affected by the level of its noninterest income and expenses and income tax expense.

Critical Accounting Policies

             As described under "regulation and supervision," the financial services industry is highly regulated. Furthermore, the nature of the financial services industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls

Next Page

and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge.

             Allowance for Loan Losses. Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors.

Management Strategy

             Our strategy is to operate as an independent, retail oriented financial institution dedicated to serving the needs of customers in our market area. Our commitment is to provide a broad range of products and services to meet the needs of our customers. As part of this commitment, we expect to continue our origination of both higher credit quality and sub-prime residential real estate loans to borrowers in our market area.

Asset and Liability Management and Market Risk

             Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

             How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

             In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. The board of directors sets and recommends the asset and liability policies of the Bank which are implemented by the asset and liability management committee. The asset and liability management committee is comprised of members of our senior management. The purpose of the asset and liability management committee is to communicate, coordinate and control asset/liability management consistent with our business plan and board approved policies. The asset and liability management committee establishes and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee generally meets on a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections. The chief financial officer is responsible

Next Page

for reviewing and reporting on the effects of the policy implementation and strategies to the board of directors, at least quarterly.

             In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:
  originating shorter-term consumer loans and commercial construction and commercial permanent real estate loans for retention in our portfolio selling a portion of the long-term, lower yielding, fixed rate residential mortgage loans we make managing our deposits to establish stable deposit relationships with an emphasis on core, non-certificate deposits, supplementing these with brokered deposits, as appropriate, and acquiring longer-term borrowings at fixed interest rates to offset the negative impact of longer-term fixed rate loans in our loan portfolio.
            At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch's interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2002 and 2001 we sold $35.6 million and $47.0 million, respectively, of fixed-rate, one- to four-family mortgage loans in the secondary market.

             The Office of Thrift Supervision provides Monarch with the information presented in the following table. It presents the expected change in Monarch's net portfolio value at September 30, 2002 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates in Basis Points ("bp") (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in Thousands)

+300 bp	$33,214	1,319	4%	16.63%	131 bp
+200 bp	33,649	1,754	5	16.56	124 bp
+100 bp	33,176	1,281	4	16.11	78 bp
0 bp	31,895			15.32
-100 bp	30,216	(1,679)	(5)	14.39	(94)bp
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)

___________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	Not meaningful because some market rates would compute to a rate less than 0.

Next Page

             The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings institutions. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

             As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

             The Bank, like other financial institutions, is affected by changes in market interest rates. Our net interest margin can change, either positively or negatively, as the result of increases or decreases in market interest rates. Some factors affecting net interest margin are outside of our control; market interest rates are but one factor affecting the Bank's net interest margin. However, management has the ability, through its asset/liability management and pricing policies to affect the Bank's net interest margin notwithstanding the level of market interest rates. The preceding table indicates the Bank's net portfolio value will increase in an increasing interest rate scenario. Management believes that its net interest margin will behave similarly. Management believes its asset/liability strategies have positioned the Bank for increasing interest rates to have a positive impact on its net interest margin. This may not hold true if rising interest rates stifle loan demand or create additional competitive pressures in attracting and retaining deposits. The Bank's desire for growth in total assets may cause management to alter its strategy that could negatively impact the net interest margin even in an increasing rate environment. While the Bank has seen its net interest margin decline during this period of declining interest rates, many of its borrowers lack the ability or willingness to refinance at the levels experienced by other financial institutions. The timing and magnitude of interest rate changes, as well as the sector affected (short-term vs. long-term) will have an impact on the Bank's net interest margin.

Changes in Financial Condition from December 31, 2002 to December 31, 2001

             General. Monarch's total assets increased by $29.3 million or 17.4% to $198.0 million at December 31, 2002 compared to $168.7 million at December 31, 2001. The increase was due to an increase in available for sale securities of $17.1 million as Monarch invested the bulk of the proceeds of the stock conversion. Loans increased $7.4 million, or 5.4% to $145.2 million at December 31, 2002 from $137.7 million at December 31, 2001. Overnight time deposits increased $4.0 million, or 33.5% to $16.0 million at December 31, 2002 from $12.0 million at December 31, 2001.

             Loans. Monarch's net loan portfolio increased by $7.4 million, or 5.4% from $137.7 million at December 31, 2001 to $145.2 million at December 31, 2002. Monarch continued to experience significant levels of refinancing activity in 2002 as a result of the historically low interest rates. We originated $79.7 million of residential mortgage loans and sold $35.6 million of these loans in 2002. Consumer loans declined slightly, from $20.7 million at December 31, 2001 to $19.8 million at December 31, 2002, or 4.5%, due primarily to a slowdown in the economy in the latter part of 2001, 0% financing offered by automobile manufacturers and declines in home equity lending as borrowers opted for lower rate first mortgages. Commercial real estate, construction and development loans increased from $21.7 million to $25.0 million, or 15.2% during this time period.

Next Page

             Securities. During 2002 Monarch invested $13.6 million in U.S. Government Treasury and Agency securities, and $3.5 million in high quality, taxable and tax exempt municipal bonds. Monarch has historically not maintained a significant securities portfolio but rather invested excess funds in overnight deposits at the Federal Home Loan Bank. During the latter part of 2002, funds available for investment purposes increased as a result of the mutual to stock conversion. Securities were purchased to increase yields while maintaining sufficient liquidity. Management will continue to monitor the asset liability mix and liquidity position of the Bank and may invest in additional securities in the future.

             Liabilities. Monarch's deposits increased $1.0 million to $106.7 million at December 31, 2002 compared to $105.7 million at December 31, 2001. This increase was largely in non-interest bearing checking accounts. Management has the ability to control the level of total deposits through interest rates offered and by accepting out-of-market deposits. These decisions are part of the asset/liability management process. Federal Home Loan Bank advances increased $7.0 million to $52.5 million at December 31, 2002 from $45.5 million at December 31, 2001. In an effort to manage our interest rate risk, Monarch has utilized longer term (in excess of five year maturities) fixed rate Federal Home Loan Bank advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on certain shorter term deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk.

             Equity. Total equity amounted to $36.9 million at December 31, 2002 and $15.4 million at December 31, 2001, or 18.7% and 9.1%, respectively, of total assets at both dates. The increase in equity over the period was due to the stock issuance and continued profitable operations.

Next Page

Average Balances, Net Interest Income, Yields Earned and Rates Paid

             The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average daily balances.

	Year Ended December 31,
	2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in Thousands)

Fed Funds and overnight deposits	$ 17,376	$ 285	1.64%	$ 19,249	$ 689	3.58%
Trading assets	65	3	4.62	250	14	5.60
Investment securities	2,549	77	3.02	417	31	7.43
Other securities	2,627	158	6.01	2,509	185	7.37
Loans receivable(1)	145,487	12,408	8.53	140,732	13,551	9.63
Total earning assets	$168,104	$12,931	7.69	$163,157	$14,470	8.87

Demand and NOW accounts	$12,717	$ 146	1.15	$ 11,428	$ 200	1.75
Money market accounts	11,065	194	1.75	7,940	275	3.46
Savings accounts	16,945	222	1.31	14,542	369	2.54
Certificates of deposit	64,925	2,763	4.26	74,025	4,153	5.61
Federal Home Loan Bank advances	51,679	3,141	6.08	48,908	3,120	6.38
Total interest-bearing liabilities	$157,331	6,466	4.11	$156,843	8,117	5.18
Net interest income		$6,465			$6,353
Net interest spread			3.58%			3.69%
Net interest margin			3.85%			3.89%
Average interest-earning assets to average interest-bearing liabilities		1.07x			1.04x
________________
(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

Next Page

Rate/Volume Analysis

             The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate, and (2) changes in rate, which are changes in rate multiplied by the old volume. Changes attributable to both rate and volume are shown as mixed.

	Year Ended December 31,				Year Ended December 31,
	2002 vs. 2001				2001 vs. 2000
	Increase (Decrease) Due to			Total Increase	Increase (Decrease) Due to			Total Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(In Thousands)
Interest-earning assets:
Fed funds and overnight deposits	$ (373)	$ (67)	$ 36	$ (404)	$(109)	$ 842	$(326)	$407
Trading assets	(2)	(10)	2	(11)	(4)	(25)	2	(27)
Investment securities	(18)	158	(94)	46	20	(4)	(4)	12
Federal Home Loan Bank stock	(34)	9	(2)	(27)	(123)	29	(12)	(106)
Loans receivable	(1,549)	458	(52)	(1,143)	(68)	392	(9)	315
Total interest-earning assets	$(1,977)	$ 548	$ (110)	$(1,539)	$(284)	$1,234	$(349)	$601

Interest-bearing liabilities:
Demand and NOW accounts	$ (69)	$ 23	$ (8)	$ (54)	$ (55)	$ 14	$ (3)	$ (44)
Money market accounts	(136)	108	(53)	(81)	(31)	8	---	(23)
Savings accounts	(178)	61	(30)	(147)	(66)	(6)	1	(71)
Certificates of deposit	(1,003)	(511)	123	(1,390)	(233)	654	(40)	381
Federal Home Loan Bank advances	(147)	177	(8)	21	4	435	1	440
Total interest-bearing liabilities	$(1,533)	$ (142)	$ 24	$(1,651)	$(381)	$1,105	$ (41)	$683

Net interest income				$ 112				$ (82)

               The following table presents the weighted average yields earned on loans, overnight deposits and other interest-earning assets, and the weighted average rates paid on interest-bearing deposits and borrowings and the resultant interest rate spreads at the dates indicated.

Next Page

	At December 31,
	2002	2001

Weighted average yield on:
Overnight deposits	1.12%	1.51%
Trading assets	---	4.09
Investment securities	2.58	6.75
Federal Home Loan Bank stock	5.75	6.75
Loans:
One- to four-family	7.94	8.76
Multi-family	9.51	10.15
Commercial	7.44	8.41
Construction or development	6.60	8.13
Total real estate loans	7.79	8.68
Other loans:
Consumer loans	9.37	9.79
Commercial business loans	6.65	7.73
Total loans	7.99	8.83
Combined weighted average yield on interest-earning assets	6.89	8.22

Weighted average rate paid on:
Demand and NOW accounts	.87	1.55
Money market accounts	1.75	2.20
Savings deposits	1.26	1.37
Certificate of deposit accounts	3.80	4.71
Federal Home Loan Bank advances	5.72	6.15
Combined weighted average rate paid on interest-bearing liabilities	3.83	4.46

Spread	3.06	3.76

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

             General. Monarch reported net income of $1.0 million and $759,000, respectively, for the years ended December 31, 2002 and 2001. The increase in net income in 2002 was primarily the result of the decrease in the provision for loan losses from $1.0 million in 2001 to $397,000 in 2002. Return on assets was higher in 2002 while return on equity was lower as a result of increased equity from the mutual to stock conversion.

             Net Interest Income. Net interest income before provision for loan losses was relatively consistent in 2001 and 2002, increasing by $112,000 in 2002. Interest income decreased by $1.5 million, or 10.6%, in 2002 and interest expense decreased by $1.7 million, or 20.3% . Our average interest rate spread continued to decline from 3.69% in 2001 to 3.58% in 2002 due to a general decline in market interest rates and the refinancing or payoff of higher yielding loans in our portfolio. This was partially offset by an increase in the average balance of our interest-earning assets in 2002.

             Interest Income. The decrease in interest income of $1.5 million, or 10.6% during the year ended December 31, 2002 was primarily due to a decline in yields on all interest-earning assets as a result of lower market interest rates. Although a significant portion of the Bank's loan portfolio is fixed rate, substantial refinancing activity during 2001 and 2002 has reduced the yield on the portfolio.

Next Page

             Interest Expense. Offsetting the decrease in interest income was a comparable decrease in interest expense. Interest on deposits decreased by $1.7 million in 2002 from 2001, due primarily to a decline in the rate paid on all deposit accounts. Interest on Federal Home Loan Bank advances increased $22,000 in 2002 from 2001 as lower average rates helped offset an increase in borrowings.

             Provision for Loan Losses. The provision for loan losses was $397,000 for the year ended December 31, 2002 compared to $1.0 million for the year ended December 31, 2001. The provision for loan losses decreased in 2002 compared to 2001 as Monarch addressed several issues regarding the allowance for loan losses in 2001. The provision in 2001 was unusually high due to changes in guidance received from banking regulators on the loan loss methodology used with regard to sub-prime loans as well as comments received during an Office of Thrift Supervision examination. After a change in the information system employed by the Bank in 2001, the Bank was then able to specifically identify sub-prime loans. With this new information, which was previously unavailable, the Bank was requested by the Office of Thrift Supervision to further refine its analysis of the allowance for loan losses to include categories of allocations for sub-prime loans, which contributed to the provision for loan losses in 2001.

             Management does not expect increased concentrations in sub-prime loans. Our level of sub-prime loans is based on loan demand in our market and management is committed to monitoring the overall level of these loans in our portfolio to limit their growth as a percentage of the total loan portfolio. Accordingly, management expects future loan loss provisions at levels comparable or slightly above amounts expensed for 2002. However, if the economy does not improve, we may be required to increase our provision for loan losses during future periods.

             Noninterest Income. Noninterest income was $2.2 million and $2.5 million for the years ended December 31, 2002 and 2001, respectively. The decrease was primarily the result of a decline in gains from the sale of mortgage loans from $1.2 million in 2001 to $1.0 million in 2002 and a decrease in fees and service charges of $104,000. The decline in the gains on sale of mortgage loans is directly related to the decrease in loans originated for sale, which is driven primarily by customer demand.

             Noninterest Expenses. Noninterest expenses increased $60,000 or less than 1%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. Salaries and employee benefits increased $265,000 due to an expense of $210,000 related to the employee stock ownership plan and routine salary increases. Occupancy and equipment decreased $54,000 largely due to reduction in repairs and maintenance. Data processing decreased $165,000 as additional expenses were incurred in 2001 as a result of conversion to a new service provider. Professional services increased $74,000 due to additional legal and accounting costs of being a public company for part of the year.

             Income Taxes. Monarch recorded income tax expense for the year ended December 31, 2002 of $415,000 on income before tax of $1,429,000 for an effective tax rate of 29.0%. In 2001, we recorded an income tax expense of $299,000 on income before tax of $1,058,000 for an effective tax rate of 28.3%. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses and the low income housing credits available to the Bank from the investment in the limited partnership.

Liquidity and Commitments

             We are required to maintain appropriate levels of liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained

Next Page

liquid assets at levels above those believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2002, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits with a maturity of one year or less and current borrowings, was 26.7%.

             Monarch's liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Monarch's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, overnight deposits and funds provided from operations. While scheduled payments from the amortization of loans and overnight deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Monarch also generates cash through borrowings. Monarch utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities, and to enhance its interest rate risk management.

             Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, Monarch maintains a strategy of investing in various investment and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At December 31, 2002, the total approved loan origination commitments outstanding, including the unadvanced portion of construction loans amounted to $5.6 million. Unused commercial and consumer lines of credit were $6.2 million as of December 31, 2002; there were no outstanding letters of credit as of that date. Certificates of deposit scheduled to mature in one year or less at December 31, 2002, totaled $31.0 million. Based on historical experience, management believes that a significant portion of these certificates of deposit will remain with Monarch.

             If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. At December 31, 2002 and based on current collateral levels, Monarch could borrow an additional $10.3 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

             For the year ended December 31, 2002, Monarch had a net increase in cash and cash equivalents of $3.9 million as compared to $2.8 million for the year ended December 31, 2001. The origination of mortgage loans that had not yet been sold resulted in a use of cash of $1.5 million at December 31, 2002 which represents the most significant change in net cash from operating activities between 2002 and 2001. Monarch had significant investing activities during 2002 as compared to 2001. Specifically, available for sale securities totaling $17.1 million were purchased during 2002 and loan originations increased by $9.6 million for 2002 as compared to $2.6 million for 2001. In addition, the Company made a loan to the employee stock ownership plan for $1.9 million during 2002.

             Monarch's primary sources of funds during the year were the proceeds from the stock issuance, increases in customer deposits, and advances from the Federal Home Loan Bank. For the year ended December 31, 2002, proceeds from the stock issuance totaled $22.1 million. Customer deposits increased $1.0 million during 2002 as compared to $6.7 million during 2001. Advances from the Federal Home Loan Bank increased by a net $7.0 million during 2002 as compared to a net decrease of $3.5 million during 2001.

Next Page

             Our total equity increased to $36.9 million at December 31, 2002 from $15.4 million at December 31, 2001. At December 31, 2002, equity was 18.7% of total assets, compared to 9.1% at December 31, 2001. The increase in total equity was the result of net income and the issuance of common stock in our mutual to stock conversion. See note 13 of the Notes to Consolidated Financial Statements.

Contractual Obligations

	Payments Due by Period
	(Dollars in Thousands)
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Certificates of deposit	$ 68,960	$31,023	$27,864	$10,073	$ ---
FHLB advances	52,500	---	4,000	13,000	35,000
Total contractual obligations	$121,460	$31,023	$31,864	$23,073	$35,000

               The long-term debt obligations consist of certificates of deposit and fixed rate advances from the Federal Home Loan Bank. Payments of the advances include monthly interest payments and principal payments that are due upon maturity.

Capital

             Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. As of December 31, 2002, Monarch exceeded all capital requirements of the Office of Thrift Supervision. Monarch's regulatory capital ratios at that date were as follows: tangible capital 14.1%; leverage capital, 14.1%; and total risk-based capital, 22.5%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0% and 10.0%, respectively.

Impact of Inflation

             The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

             Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

             The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Next Page

ITEM 7.             Financial Statements

Monarch Community Bancorp, Inc. and Subsidiaries
Contents

Next Page

Independent Auditor's Report

To the Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each year in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Kalamazoo, Michigan

January 31, 2003

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet (000s omitted, except per share data)

	December 31
	2002	2001
Assets
Cash and due from banks	$ 4,144	$ 4,277
Federal Home Loan Bank overnight time and
other interest bearing deposits	16,063	12,035

Total cash and cash equivalents	20,207	16,312

Trading assets (Note 2)	-	258
Securities -- Available for sale (Note 3)	17,160	-
Securities -- Held to maturity (Note 3)	274	367
Other securities (Note 3)	2,807	2,552
Real estate investment -- Limited partnership,
at equity (Note 4)	1,554	1,500
Loans held for sale	1,527	-
Loans, net (Notes 5 and 15)	145,162	137,721
Accrued interest receivable	1,275	1,201
Foreclosed assets, net (Note 7)	2,022	2,437
Premises and equipment (Note 8)	4,569	4,928
Deferred income taxes (Note 11)	556	485
Other assets (Note 6 and 11)	872	923

Total assets	$197,985	$168,684

Liabilities and Stockholders' Equity
Liabilities
Deposits (Notes 9 and 15):
Noninterest-bearing	$ 3,046	$ 1,863
Interest-bearing	103,698	103,835

Total deposits	106,744	105,698

Federal Home Loan Bank advances (Note 10)	52,500	45,500
Accrued expenses and other liabilities	1,792	2,121

Total liabilities	161,036	153,319

Commitments and Contingencies (Note 12)	-	-

Stockholders' Equity (Note 13)
Common stock -- $0.01 par value
authorized -- 20,000,000 shares
issued and outstanding -- 2,314,275 shares
at December 31, 2002	23	-
Additional paid-in capital	22,149	-
Retained earnings -- Substantially restricted	16,379	15,365
Accumulated other comprehensive income	64	-
Unearned compensation (Note 17)	(1,666)	-

Total stockholders' equity	36,949	15,365

Total liabilities and stockholders' equity	$ 197,985	$ 168,684

See Notes to Consolidated Financial Statements.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income (000s omitted)

	Year Ended December 31
	2002	2001	2000
Interest Income
Loans, including fees	$12,408	$13,551	$13,235
Investment securities	238	230	352
Federal funds sold and overnight deposits	285	689	282
Total interest income	12,931	14,470	13,869

Interest Expense
Deposits (Note 9)	3,325	4,997	4,754
Federal Home Loan Bank advances	3,141	3,120	2,680
Total interest expense	6,466	8,117	7,434

Net Interest Income	6,465	6,353	6,435

Provision for Loan Losses (Note 5)	397	1,039	245

Net Interest Income After Provision
for Loan Losses	6,068	5,314	6,190

Noninterest Income
Fees and service charges	955	1,059	1,060
Loan servicing fees	199	182	174
Net gain on sale of loans	1,000	1,166	234
Net gain (loss) on trading activities	(2)	5	-
Net gain (loss) on sale of premises and equipment	(35)	(4)	9
Other income	42	74	55
Total noninterest income	2,159	2,482	1,532

Noninterest Expenses
Salaries and employee benefits (Note 14 and 17)	3,542	3,277	3,059
Occupancy and equipment	782	836	920
Data processing	370	535	264
Mortgage banking	365	369	132
NOW account expense	162	172	180
Professional services	296	222	137
Office supplies and forms	182	212	146
Advertising	115	127	55
Other general and administrative	984	988	743
Total noninterest expense	6,798	6,738	5,636

Income -- Before income taxes	1,429	1,058	2,086

Income Taxes (Note 11)	415	299	750

Net Income	$ 1,014	$ 759	$ 1,336

See Notes to Consolidated Financial Statements.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (000s omitted)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation ESOP	Total
	Number of Shares	Amount
Balance -- January 1, 2000	-	$ -	$ -	$13,270	$ -	$ -	$13,270

Comprehensive income:
Net income	-	-	-	1,336	-	-	1,336

Balance -- December 31, 2000	-	-	-	14,606	-	-	14,606

Comprehensive income:
Net income	-	-	-	759	-	-	759

Balance -- December 31, 2001	-	-	-	15,365	-	-	15,365

Issuance of common stock in connection
with the Bank's conversion from mutual
to stock-owned holding company	2,314	23	22,124			(1,852)	20,295

Allocation of ESOP shares (Note 17)			25			186	211

Comprehensive income:
Net income				1,014			1,014
Change in unrealized gain on
securities available-for-sale,
net of tax of $33	-	-	-	-	64	-	64

Total comprehensive income	-	-	-	1,014	64	-	1,078

Balance -- December 31, 2002	2,314	$23	$22,149	$16,379	$64	$(1,666)	$36,949

See Notes to Consolidated Financial Statements.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (000s omitted)

	Year Ended December 31
	2002	2001	2000
Cash Flows from Operating Activities
Net income	$ 1,014	$ 759	$ 1,336
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	462	482	502
Provision for loan loss	397	1,039	245
Amortization	359	369	147
(Gain) loss on sale of foreclosed assets	(1)	1	(7)
Deferred income taxes	(105)	(280)	(60)
Mortgage loans originated for sale	(37,074)	(46,568)	(9,950)
Proceeds from sale of mortgage loans	36,547	48,117	9,755
Gain on sale of mortgage loans	(1,000)	(1,166)	(234)
(Gain) loss on sale of premises and equipment	35	4	(9)
Allocation of ESOP shares	211	-	-
Net change in:
Trading assets	258	(19)	702
Change in deferred loan fees	(141)	(155)	(74)
Accrued interest receivable	(74)	(189)	(174)
Other assets	(707)	(248)	27
Accrued expenses and other liabilities	(329)	640	326

Net cash provided by (used in) operating activities	(148)	2,786	2,532

Cash Flows from Investing Activities
Activity in available-for-sale securities:
Purchases	(17,110)	-	-
Activity in held-to-maturity securities:
Proceeds from maturities of securities	93	106	93
Activity in other securities:
Purchase of other securities	(255)	(81)	(201)
Purchase of real estate investment -- Limited partnership	-	(1,500)	-
Loan originations and principal collections, net	(9,633)	(2,644)	(13,294)
Proceeds from sale of foreclosed assets	2,745	1,109	787
Proceeds on sale of premises and equipment	17	-	11
Purchase of premises and equipment	(155)	(237)	(151)
Loan to employee ESOP plan	(1,852)	-	-

Net cash used in investing activities	(26,150)	(3,247)	(12,755)

Cash Flows from Financing Activities
Net increase in deposits	1,046	6,711	2,897
Proceeds from issuance of common stock	22,147	-	-
Proceeds from FHLB advances	14,000	1,500	18,000
Repayment of FHLB advances	(7,000)	(5,000)	(7,000)

Net cash provided by financing activities	30,193	3,211	13,897

Net Increase in Cash and Cash Equivalents	3,895	2,750	3,674

Cash and Cash Equivalents -- Beginning	16,312	13,562	9,888

Cash and Cash Equivalents -- End	$20,207	$16,312	$13,562

See Notes to Consolidated Financial Statements.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies
Organization - Monarch Community Bancorp, Inc. (the "Corporation") was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the "Bank"), formerly known as Branch County Federal Savings and Loan Association. Prior to August 29, 2002, the Bank was a federally charted and insured mutual savings institution, which converted to a stock savings institution effective August 29, 2002. In connection with the conversion, on August 29, 2002, the Corporation sold 2,314,375 shares of its common stock in a subscription offering. Fifty percent of the net proceeds from this offering were used to purchase all of the shares of the common stock of the Bank.

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch and Hillsdale counties in Michigan. The Bank operates five full service offices and one drive-through only office. The Bank owns 100 percent of Community Services Group, Inc., which invests in other entities, including 100 percent ownership of First Insurance Agency, a minority ownership in a limited liability company that re-insures credit life and disability insurance, a minority ownership in a limited liability company that operates a title insurance company, and a minority ownership in a limited liability company that re-insures private mortgage insurance services provided to the Bank's customers.

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Monarch Community Bancorp, Inc., Monarch Community Bank, and Community Services Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate.

Significant Group Concentrations of Credit Risk - Most of the Corporation's activities are with customers located within Michigan. Notes 2 and 3 discuss the types of securities the Corporation invests in. Note 4 discusses the Corporation's investment in an unconsolidated partnership. Note 5 discusses the types of lending that the Corporation engages in. The Corporation has a significant concentration of loans secured by residential real estate located in Branch and Hillsdale counties.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies (Continued)
Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank, all of which mature within ninety days.

Trading Activities - The Corporation engages in trading activities for its own account. Securities held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. Quoted market prices are used to determine the fair value of trading instruments. Interest and dividends are included in net interest income.

Securities - Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Loans - The Corporation grants mortgage, commercial and consumer loans to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the contractual life of the loans.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies (Continued)
The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies (Continued)
Servicing - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Credit Related Financial Instruments - In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property.

Banking Premises and Equipment - Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Income Taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies (Continued)
Comprehensive Income - Accounting principals generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Classification - Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

Earnings Per Common Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common share outstanding during the period. Earnings per share data from August 29, 2002 (the date of conversion) to December 31, 2002 is not meaningful due to the shortness of the period and, accordingly, has not been presented. Earnings per share data does not apply to the periods prior to the conversion, since the Bank was a mutual savings bank with no stock outstanding.

Employee Stock Ownership Plan (ESOP) - Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used for debt service. The Corporation has committed to make contributions to the ESOP sufficient to service the debt to the extent not paid through dividends. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders' equity.

Supplemental Cash Flow Information (000s omitted)

	December 31,
	2002	2001	2000

Cash paid for:
Interest	$ 6,487	$ 8,182	$ 7,383
Income taxes	583	809	679

Noncash investing activities -
Loans transferred to real estate owned	1,936	2,243	1,350

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 2 - Trading Activities
Trading assets, at fair value, consist of mortgage backed securities of $258,000 as of December 31, 2001. There were no trading securities held as of December 31, 2002. The mortgage-backed securities are a mix of securities guaranteed by the U.S. government or its agencies and securities issued by private parties.

Note 3 - Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2002

Available-for-sale securities:
U.S. treasury obligations	$ 3,310	$ 28	$ -	$ 3,338
U.S. government agency obligations	10,246	66	-	10,312
Obligations of states and				-
political subdivisions	3,505	5	-	3,510

Total available-for-sale securities	$17,061	$ 99	$ -	$17,160

Held-to-maturity securities:
Mortgage-backed securities	$ 274	$ 1	$ -	$ 275

2001

Available-for-sale securities	$ -	$ -	$ -	$ -

Held-to-maturity securities:
Mortgage-backed securities	$ 367	$ 2	$ -	$ 369

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 3 - Securities (Continued)
The amortized cost and estimated market values of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Due in one year or less	$ -	$ -	$ 4,108	$ 4,138
Due in one through five years	-	-	12,953	13,022

Total	-	-	17,061	17,160

Mortgage-backed securities	274	275	-	-

Total	$274	$275	$17,061	$17,160

Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates market value.

Note 4 - Real Estate Investment - Limited Partnership
In June of 2001, the Corporation acquired a 24.98 percent interest in a limited partnership formed to construct and operate multi-family housing units. All income, expenses and tax credits will be allocated to the Corporation based upon ownership percentage. The Corporation accounts for the investment in the limited partnership using the equity method. The Corporation as an investor is able to exercise influence over operating and financial policies of the management through provisions of the partnership agreement that require a majority approval of the limited partners. At such time the project is sold, the limited partners will receive a share of the net proceeds proportionate to the limited partners outstanding capital balance. Under the terms of the limited partnership agreement, the Corporation has made a total capital contribution of approximately $1,500,000, in cash, and is allocated tax losses and affordable housing federal income tax credits.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 4 - Real Estate Investment - Limited Partnership (Continued)
Condensed financial information for the investee partnership is summarized as follows (000s omitted). September 30, 2002 is the most current financial information available for the partnership as of December 31, 2002.

	September 30, 2002	December 31, 2001
Balance Sheet:
Cash	$ 12	$1,707
Prepaid expenses	11	-
Note receivable	500	500
Loan to affiliates	100	-
Development costs	8,510	4,882
Total assets	$9,133	$7,089

Accounts payable	$ 118	$ 335
Accrued liabilities	292	-
Loans payable to Monarch Community Bank	1,500	1,500
Loans payable to others	6,581	4,555
Partners' equity	642	699
Total liabilities and partners' equity	$9,133	$7,089

Operations --
Net income	$ (97)	$ -

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 5 - Loans
A summary of the balances of loans follows (000s omitted):

	December 31,
	2002	2001

Mortgage loans on real estate:
One-to-four family	$100,234	$ 95,445
Multi-family	172	245
Commercial	17,801	14,898
Construction or development	7,177	6,785
Total real estate loans	125,384	117,373

Consumer loans:
Automobile	2,233	3,287
Home equity	11,629	14,084
Manufactured housing	1,274	1,557
Other	4,655	1,800
Total consumer loans	19,791	20,728

Commercial business loans	2,130	1,884

Subtotal	147,305	139,985

Less: Allowance for loan losses	1,735	1,683
Net deferred loan fees	406	563
Loans in process	2	18

Loans, net	$145,162	$137,721

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 5 - Loans (Continued)
An analysis of the allowance for loan losses follows (000s omitted):

	December 31,
	2002	2001	2000

Balance -- Beginning	$1,683	$ 857	$ 705
Provision for loan losses	397	1,039	245
Loans charged-off	(568)	(322)	(115)
Recoveries of loans previously charged off	223	109	22

Balance -- Ending	$1,735	$1,683	$ 857

The following is a summary of information pertaining to impaired loans (000s omitted):
	December 31,
	2002	2001

Impaired loans with a valuation allowance	$211	$100

Valuation allowance related to impaired loans	$105	$ 15

There are no impaired loans without a valuation allowance as of December 31, 2002 and 2001 (000s omitted).
	December 31,
	2002	2001	2000

Average investment in impaired loans	$213	$ 75	$109

Interest income recognized on impaired loans was not significant for the years ended December 31, 2002, 2001, and 2000. No additional funds are committed to be advanced in connection with impaired loans.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 6 - Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $80,798,000, $81,828,000, and $70,149,000 at December 31, 2002, 2001, and 2000, respectively.

The fair value of mortgage servicing rights approximates $775,000 and $700,000 at December 31, 2002 and 2001, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using an 8.0 percent discount rate and prepayment rates that approximate current market rates. The impairment valuation allowance is $0 as of December 31, 2002, 2001, and 2000. There has been no activity in the impairment valuation allowance during the years ended December 31, 2002, 2001, and 2000.

The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2002	2001	2000
Mortgage servicing rights - Beginning	$ 432	$ 326	$ 361

Mortgage servicing rights capitalized	361	475	97
Mortgage servicing rights - direct writedown for
loan payoffs	(312)	(241)	(37)
Mortgage servicing rights scheduled amortization	(53)	(128)	(95)

Mortgage servicing rights - Ending	$ 428	$ 432	$ 326

Note 7 - Foreclosed Assets
Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2002	2001

Real estate owned	$ 886	$ 846
Real estate in judgment and
subject to redemption	1,136	1,591

Total	$2,022	2,437

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 7 - Foreclosed Assets (Continued)
Expenses applicable to foreclosed assets include the following (000s omitted):

	December 31,
	2002	2001	2000

Net loss (gain) on sales of real estate	$ (1)	$ 1	$ (7)
Operating expenses	203	158	78

Total	$202	$159	$ 71

Note 8 - Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,		Depreciable Life (in Years)
	2002	2001

Land	$ 646	$ 646
Buildings and improvements	4,517	4,486	30-40
Furniture, fixtures and equipment	2,981	2,991	5-7

Total bank premises and equipment	8,144	8,123

Less accumulated depreciation and amortization	3,575	3,195

Net carrying amount	$4,569	$4,928

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 9 - Deposits
The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2002	2001

Balances by account type:
Demand and NOW accounts	$ 9,596	$ 9,013
Money market	9,868	10,036
Passbook and statement savings	15,274	14,771

Total transactional accounts	34,738	33,820

Certificates of deposit:
$100,000 and over	18,380	19,213
Under $100,000	50,580	50,802

Total certificates of deposit	68,960	70,015

Total	$103,698	$103,835

Generally, deposit amounts in excess of $100,000 are not federally insured.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 9 - Deposits (Continued)
The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31,
	2002

Year	Less than $100,000	Greater than $100,000

Less than one year	$24,308	$ 6,715
One to two years	11,502	6,018
Two to three years	7,044	3,300
Three to four years	2,844	200
Four to five years	4,882	2,147

Total	$50,580	$18,380

The following is a summary of interest expense by deposit account type (000s omitted):
	December 31,
	2002	2001	2000

Demand and NOW accounts	$ 146	$ 200	$ 244
Money market	194	275	298
Passbook and statement savings	222	369	440
Certificates of deposit	2,763	4,153	3,772

Total deposit interest expense	$3,325	$4,997	$4,754

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 10 - Federal Home Loan Bank Advances
The Corporation has fixed rate Federal Home Loan Bank advances of $52,500,000 and $45,500,000 at December 31, 2002 and 2001, respectively, which mature through 2013. At December 31, 2002 and 2001, the interest rates on fixed rate advances ranged from 3.43 percent to 6.56 percent and from 5.49 percent to 6.88 percent, respectively. At December 31, 2002 and 2001, the weighted average interest rates were 5.72 percent and 6.15 percent, respectively. The Bank has no floating rate advances as of December 31, 2002 and 2001.

The Corporation has provided a blanket pledge of all of the Corporation's residential mortgage loans and mortgage-backed securities as collateral for fixed rate debt.

The contractual maturities of advances are as follows (000s omitted):

December 31,
2002

Less than one year	$ -
One to two years	-
Two to three years	4,000
Three to four years	7,000
Four to five years	6,000
Thereafter	35,500

Total	$52,500

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 11 - Income Taxes
Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2002	2001	2000

Current expense	$ 520	$ 579	$ 810
Deferred expense (recovery)	(105)	(280)	(60)

Total tax expense	$ 415	$ 299	$ 750

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income December 31,
	2002	2001	2000

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Nondeductible expenses	2.4%	0.3%	0.2%
Dividend received deduction	(1.5)%	(1.3)%	(1.1)%
Tax exempt income	(0.2)%	- %	-%
Low income housing credit	(2.7)%	- %	-%
Other	(3.0)%	(4.7)%	2.8%

Reported tax expense	29.0%	28.3%	35.9%

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 11 - Income Taxes (Continued)
The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2002	2001

Deferred tax assets:
Provision for loan losses	$543	$509
Net deferred loan fees	138	180
Deferred compensation	96	84
Accrued employee benefits	40	41
Other real estate	46	32
Loans held for sale	15	-
Other	33	10
Total deferred tax assets	911	856

Deferred tax liabilities:
Depreciation	52	60
Mortgage servicing rights	146	147
Original issue discount	122	164
Unrealized gain on available-for-sale securities	35	-
Total deferred tax liabilities	355	371

Net deferred tax asset	$556	$485

Note 12 - Off-Balance Sheet Activities
Credit Related Financial Instruments - The Corporation is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customer. These financial instruments include commitments to extend credit, and unfounded commitments under lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 12 - Off-Balance Sheet Activities (Continued)
The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount December 31,
	2002	2001

Commitments to grant loans	$5,644	$1,340
Unfunded commitments under lines of credit	6,150	8,047

The above commitments to grant loans are all fixed rate loan commitments with interest rates ranging between 4.25 percent and 9.00 percent at December 31, 2002, 5.50 percent and 11.25 percent at December 31, 2001.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit and revolving credit lines are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and usually do not contain a specified maturity date and may be drawn upon to the total extent to which the Corporation is committed.

Collateral Requirements - To reduce credit risk related to the use of credit related financial instruments, the Corporation might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Corporation's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment and real estate.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 12 - Off-Balance Sheet Activities (Continued)
Employment Agreement - The Corporation has entered into an employment agreement with its president and chief executive officer. The agreement has a term of two years, with automatic annual renewals, that provides for annual base salary in an amount of not less than $149,000. Also, in the unlikely event of a change of control of the Corporation, following conversion, the president and chief executive officer will receive a payment of approximately $450,000.

Note 13 - Regulatory Matters
The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at December 31, 2002 and 2001 includes approximately $1,592,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount are approximately $541,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Management believes, as of December 31, 2002 and 2001, that the Bank has met all of the capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum capital amounts and ratios must be maintained as shown in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 13 - Regulatory Matters (Continued)
A reconciliation of the Bank's equity to major categories of capital is as follows (000s omitted):

	December 31,
	2002	2001

Equity per consolidated balance sheet	$27,567	$15,365
Less: deferred tax asset and other	(612)	(485)

Tangible and leverage capital	26,955	14,880
Plus: Allowance for loan losses **	1,586	1,515

Risk based capital	$28,541	$16,395

**   Limited to 1.25 percent of risk weighed assets

Regulatory capital balances and ratios are as follows (000s omitted)

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Tangible capital	$ 26,955	14.10%	$ 2,868	1.50%	$ 5,737	3.00%
Leverage capital	26,955	14.10%	5,737	3.00%	9,562	5.00%
Total risk-based capital	28,541	22.53%	10,136	8.00%	12,670	10.00%

As of December 31, 2001:
Tangible capital	$ 14,880	8.85%	$ 2,523	1.50%	$ 5,046	3.00%
Leverage capital	14,880	8.85%	5,046	3.00%	8,409	5.00%
Risk-based capital	16,395	13.54%	9,685	8.00%	12,106	10.00%

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 14 - Retirement Plans
The Corporation is part of a non-contributory, multiple-employer defined benefit pension plan covering substantially all employees. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multiple-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2002, 2001 and 2000, the Corporation recognized pension expense for this plan of $192,000, $156,000, and $137,000, respectively.

The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation has a matching contribution agreement to match 50 percent of the first 6 percent of an employee's salary. During 2002, 2001 and 2000, the Corporation recognized pension expense for this plan of $99,000, $96,000, and $49,000, respectively.

The Corporation has a nonqualified deferred-compensation plan to provide retirement benefits to the Directors, at their option, in lieu of annual directors' fees and meeting fees. The value of benefits accrued to participants is $283,000 and $248,000 at December 31, 2002 and 2001, respectively. The expense for the plan was $35,000, $92,000, and $83,000 for 2002, 2001, and 2000, respectively.

Note 15 - Related Party Transactions
In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $672,000 and $912,000 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, total principal additions were $511,000 and total principal payments were $751,000.

Deposits from related parties held by the Bank at December 31, 2002 and 2001 amounted to $1,379,000 and $2,241,000, respectively.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 16 - Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values. The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Trading Assets - Fair values for trading account securities (including derivative financial instruments held or issued for trading purposes), which also are the amounts recognized in the consolidated balance sheet, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments except in the case of certain options and swaps where pricing models are used.

Securities - Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Real Estate Investment - Limited Partnership, at Equity - Fair values are based on quoted market prices of comparable instruments.

Mortgage Loans Held for Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 16 - Fair Value of Financial Instruments (Continued)
Loans Receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances - The fair values of the Corporation's Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

Off-balance Sheet Instruments - Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Fair values for off-balance sheet derivative financial instruments, for other than trading purposes, are based upon quoted market prices, except in the case of certain options and swaps where pricing models are used.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 16 - Fair Value of Financial Instruments (Continued)
The estimated fair values, and related carrying or notional amounts, of the Corporation's financial instruments are as follows (000s omitted):

	December 31,
	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$ 20,207	$ 20,207	$ 16,312	$ 16,312
Trading assets	-	-	258	258
Securities -- Held to maturity	274	275	367	369
Securities -- Available for sale	17,160	17,160	-	-
Other securities	2,807	2,807	2,552	2,552
Real estate investment -- Limited
partnership, at equity	1,554	1,554	1,500	1,500
Loans held for sale	1,527	1,570	-	-
Net loans and accrued interest
receivable	146,437	149,408	138,923	148,965

Liabilities:
Federal Home Loan Bank
advances	52,500	57,148	45,500	46,189
Deposits and accrued interest
payable	106,880	108,717	106,003	106,599

Note 17 - Employee Stock Ownership Plan (ESOP)
As part of the conversion, the Corporation implemented an employee stock ownership plan (ESOP) covering substantially all employees. The Corporation provided a loan to the ESOP, which was used to purchase 185,150 shares of the Corporation's outstanding stock at $10 per share. The loan will be repaid over a period of ten years ending on December 31, 2011. Dividends on the allocated shares are distributed to participants and the dividends on the unallocated shares are used to pay debt service. The Corporation has committed to make contributions to the ESOP sufficient to support debt service of the loan. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The shares pledged as collateral are reported as unallocated common stock held by the ESOP in the equity section of the balance sheet. As shares are released they become outstanding for earnings per share computations.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 17 - Employee Stock Ownership Plan (ESOP) (Continued)
The ESOP shares as of December 31 were as follows:

2002

Allocated shares	-

Shares released for allocation	18,515

Unreleased shares	166,635

Total ESOP shares	185,150

Total compensation expense applicable to the ESOP amounted to approximately $211,000 for the year ended December 31, 2002.

Note 18 - Subsequent Events
During January 2003, the Board of Directors approved a resolution to form a stock option plan (SOP) and a recognition and retention plan (RRP). The SOP has the availability to initially award in the aggregate, an amount equal to 231,438 shares of common stock of the Corporation. The RRP has the availability to initially award in the aggregate, an amount equal to 92,575 shares of common stock of the Corporation. Both plans are subject to approval at the Corporation's annual meeting.

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 19 - Condensed Financial Statements of Parent Company
The following represents the condensed financial statements of Monarch Community Bancorp, Inc. ("Parent") only. The Parent-only financial information should be read in conjunction with the Corporation's consolidated financial statements.

Condensed Balance Sheet (000s omitted)

December 31, 2002

Assets
Cash	$ 7,612
Investments	1,763
Investment in Monarch Community Bank	27,567
Other assets	13

Total assets	$36,955

Liabilities and Stockholders' Equity
Accrued expenses	$ 6
Stockholders' equity	36,949

Total liabilities and stockholders' equity	$36,955

Condensed Statement of Income (000s omitted)

December 31,
2002

Income -- Interest on investments	$ 65
Operating expense	48

Income (loss) -- Before equity in undistributed
net income of subsidiary	17
Equity in undistributed net income of subsidiary	997

Net income	$1,014

Next Page

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000

Note 19 - Condensed Financial Statements of Parent Company (Continued)
Condensed Statements of Cash Flows (000s omitted)

December 31, 2002

Cash flows from operating activities:

Net income	$1,014
Adjustments to reconcile net income to net cash
provided by operating activities:
Allocation of ESOP	211
Increase in other assets	(13)
Increase in accrued expenses	6
Undistributed net income of subsidiary	(997)

Net cash provided by operating activities	221

Cash flows from investing activities:
Purchase of subsidiary stock	(11,141)
Purchase of securities	(1,763)
Loan to employee ESOP plan	(1,852)

Net cash used in investing activities	(14,756)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,147

Net increase in cash	7,612

Cash at beginning of year	-

Cash at end of year	$7,612

Next Page

ITEM 8.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

PART III

ITEM 9.             Directors, Executive Officers, Promoters and Control Persons; Compliance with
                            Section 16(a) of the Exchange Act

Directors

             Information concerning the Directors of Monarch Community Bancorp is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

             Information concerning the Executive Officers of Monarch Community Bancorp is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

             Section 16(a) of the Exchange Act, requires Monarch's directors and executive officers, and persons who own more than 10% of Monarch's equity securities, to report their initial ownership of Monarch's common stock and other equity securities, and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established by the Securities and Exchange Commission and Monarch is required to disclose in this proxy statement any late filings or failures to file.

             To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to Monarch's executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.           Executive Compensation

             Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

ITEM 11.           Security Ownership of Certain Beneficial Owners and Management

             Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

             Monarch does not currently maintain any equity compensation plans.

ITEM 12.           Certain Relationships and Related Transactions

             Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held in April 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.           Exhibits and Reports on Form 8-K

(a)	See Index to Exhibits.

(b)	The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

ITEM 14.           Controls and Procedures

             An evaluation of the Registrant's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) was carried out under the supervision and with the participation of the Registrant's Chief Executive Officer, Chief Financial Officer and several other members of the Registrant's senior management within the 90-day period preceding the filing date of this annual report. The Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms. Since the date of this evaluation there have been no significant changes in, or corrective actions taken regarding, the Registrant's internal controls or in other factors that could significantly affect these controls.

             The Registrant intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Registrant's business. While the Registrant believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Registrant to modify its disclosure controls and procedures.

Next Page

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.
Dated: March 19, 2003	By: /s/ John R. Schroll
John R. Schroll, President and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John R. Schroll John R. Schroll	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2003

/s/ Frank M. Tripp Frank M. Tripp	Chairman of the Board	March 19, 2003

/s/ William C. Kurtz William C. Kurtz	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 19, 2003

/s/ Harold A. Adamson Harold A. Adamson	Director	March 19, 2003

/s/ Lauren L. Bracy Lauren L. Bracy	Director	March 19, 2003

/s/ James R. Vozar James R. Vozar	Director	March 19, 2003

/s/ Stephen M. Ross Stephen M. Ross	Director	March 19, 2003

/s/ Gordon L. Welch Gordon L. Welch	Director	March 19, 2003

/s/ Craig W. Dally Craig W. Dally	Director	March 19, 2003

Next Page

CERTIFICATION

I, John R. Schroll, Principal Executive Officer, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Monarch Community Bancorp, Inc. (the "Registrant");

2.             Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.             The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
a)             designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.             The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6.             The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003	By:	/s/ John R. Schroll John R. Schroll, President and Chief Executive Officer (Principal Executive Officer)

Next Page

CERTIFICATION

I, William C. Kurtz, Principal Accounting Officer, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Monarch Community Bancorp, Inc. (the "Registrant");

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.             The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
a)             designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.             The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):
a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6.             The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003	By:	/s/ William C. Kurtz William C. Kurtz, Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Next Page

Index to Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Registrant's Articles of Incorporation	*
3.2	Registrant's Bylaws	*
4	Registrant's Specimen Stock Certificate	*
10.1	Employment Agreement between Branch County Federal Savings & Loan Association and John R. Schroll	*
10.2	Registrant's Employee Stock Ownership Plan	*
11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	Not required
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Plante & Moran PLLC	Not required
24	Power of Attorney	Not required
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1
________________________
*    Filed on March 27, 2002 as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.

Next Page

Monarch
   Community
      Bank ... since 1934B

              a wholly owned subsidiary of
Monarch Community Bancorp, Inc.

Locations ...

Main Office
375 N. Willowbrook Road
Coldwater, Michigan 49036

Downtown Branch
30 W. Chicago Street
Coldwater, Michigan 49036

Downtown Drive-Thru
24 Grand Street
Coldwater, Michigan 49036

Hillsdale Branch
1 W. Carleton Street
Hillsdale, Michigan 49242

Jonesville Branch
125 W. Chicago Street
Jonesville, Michigan 49250

Union City Branch
365 N. Broadway Street
Union City, Michigan
Member FDIC Equal Housing LENDER
www.monarchcommunitybank.com

Next Page

Shareholder Information

Executive Offices
 375 North Willowbrook Road
Coldwater, Michigan 49036
517-278-4566
www.monarchcommunitybank.com

Monarch Community Bancorp, Inc.'s common stock trades on
the Nasdaq Small Cap Stock Market under the symbol "MCBF."

Transfer Agent and Registrar
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
800-368-5948
E-mail:    invrel@rtco.com
Mention of Monarch Community Bancorp, Inc. should be
made in all communications.

Information Requests
For additional information, please contact:
Investor Relations
375 North Willowbrook Road
Coldwater, Michigan 49036
517-278-4566
www.monarchcommunitybank.com

Independent Auditors
Plante & Moran, L.L.P.
107 West Michigan Avenue, Suite 7000
Kalamazoo, Michigan 49007

Special Counsel
Silver, Freedman & Taff, L.L.P.
1700 Wisconsin Avenue, N.W.
Washington, D.C. 20007

End.