Form 10QSB
period 2003-03-31
MONARCH COMMUNITY BANCORP INC
filed 2003-05-13
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
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

517-278-4566

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At May 1, 2003, there were 2,402,950 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes: [  ]     No: [X]

Next Page

Monarch Community Bancorp, Inc.
Index

Next Page

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	(unaudited)
	March 31, 2003	December 31, 2002
	(Dollars in thousands, except per share data)
ASSETS

Cash and due from banks	$ 7,019	$ 4,144
Federal Funds sold and overnight deposit	25,425	16,063
Total cash and cash equivalents	32,444	20,207

Securities-Available for sale	18,366	17,160
Securities - Held to maturity	257	274
Other securities	2,908	2,807
Real estate investment - Limited partnership, at equity	1,519	1,554
Loans held for sale	2,052	1,527
Loans, net of allowance for loan losses	147,215	145,162
Accrued interest receivable	1,257	1,275
Foreclosed assets, net	2,250	2,022
Premises and equipment	4,476	4,569
Deferred income taxes	617	556
Other assets	812	872

Total assets	$214,173	$197,985

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing	$ 5,059	$ 3,046
Interest-bearing	111,726	103,698
Total deposits	116,785	106,744

Federal Home Loan Bank advances	57,500	52,500
Accrued expenses and other liabilities	2,718	1,792

Total liabilities	177,003	161,036

Commitments and contingent liabilities	-	-

Stockholders' Equity
Common stock-$0.01 par value
authorized-20,000,000 shares
issued and outstanding - 2,314,375 shares
at March 31, 2003 and December 31, 2002	23	23
Additional paid in capital	22,149	22,149
Retained earnings	16,583	16,379
Accumulated other comprehensive income	81	64
Unearned compensation	(1,666)	(1,666)
Total stockholders' equity	37,170	36,949

Total liabilities and stockholders' equity	$214,173	$197,985

See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Income	(unaudited)
	Three Months Ended March 31, 2003	Three Months Ended December 31, 2002
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$2,961	$3,136
Investment securities	146	47
Federal funds sold and overnight deposits	62	49
Total interest income	3,169	3,232

Interest Expense
Deposits	771	885
Federal Home Loan Bank advances	779	758
Total interest expense	1,550	1,643

Net Interest Income	1,619	1,589

Provision for Loan Losses	225	124

Net Interest Income after Provision
for Loan Losses	1,394	1,465

Noninterest Income
Fees and service charges	233	206
Loan servicing fees	49	49
Net gain on sale of loans	385	60
Net gain on disposal of
premises and equipment	-	6
Other income	17	35
Total noninterest income	684	356

Noninterest Expenses
Salaries and employee benefits	875	882
Occupancy and equipment	192	213
Data processing	93	95
Mortgage banking	106	52
NOW account expense	36	41
Professional services	89	62
Office supplies and forms	27	45
Advertising and promotion	14	8
Other general and administrative	179	269
Total noninterest expenses	1,611	1,667

Income - Before Income Taxes	467	154

Income Taxes	148	53

Net Income	$ 319	$ 101

See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation ESOP	Total
	(Dollars in thousands, except per share data)

Balance, January 1, 2002	$ -	$ -	$15,365	$ -	$ -	$15,365

Comprehensive Income -
Net Income	-	-	101	-	-	101

Balance March 31, 2002	$ -	$ -	$15,466	$ -	$ -	$15,466

Balance, January 1, 2003	$ 23	$22,149	$16,379	$ 64	$(1,666)	$36,949

Comprehensive Income:
Net Income	-	-	319	-	-	319
Change in unrealized gain
on securities available
for sale, net of tax of $9	-	-	-	17	-	17

Total comprehensive income						336

Dividends Paid ($0.05/share)	-	-	115	-	-	115

Balance, March 31, 2003	$ 23	$22,149	$16,583	$ 81	$(1,666)	$37,170

See accompanying notes to condensed consolidated financial statements.

Next Page

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income	$ 319	$ 101
Adjustments to reconcile net income to net cash from
operating activities:
Depreciation	114	117
Provision for loan losses	225	124
Amortization	198	52
(Gain) Loss on sale of foreclosed assets	11	(21)
Deferred income taxes	(68)	(40)
Mortgage loans originated for sale	(13,734)	(2,292)
Proceeds from sale of mortgage loans	13,594	2,010
Gain on sale of mortgage loans	(385)	(60)
(Gain) on disposal of premises and equipment	-	(6)
Net change in:
Trading assets	-	(2)
Deferred loan fees	(3)	(68)
Accrued interest receivable	18	6
Other assets	(11)	32
Accrued expenses and other liabilities	926	(135)
Net cash provided by (used in) operating activities	1,204	(182)

Cash Flows from Investing Activities
Proceeds from maturities of securities	17	27
Purchases of other securities	(101)	(50)
Purchase of available for sale securities	(1,274)	-
Purchase of real estate investment - Limited partnership	-
Loan originations and principal collections, net	(3,213)	(4,970)
Proceeds from sale of foreclosed assets	699	433
Proceeds from sale of premises and equipment	-	6
Purchase of premises and equipment	(21)	(27)
Loan to Employee Stock Ownership Plan	-	-
Net cash provided by (used in) investing activities	(3,893)	(4,581)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	10,041	(1,960)
Proceeds from FHLB advances	5,000	6,000
Repayment of FHLB Advances	-	-
Issuance of Dividend	(115)	-
Net cash provided by financing activities	14,926	4,040

Net increase (decrease) in cash and cash equivalents	12,237	(723)
Cash and Cash Equivalents - January 1	20,207	16,312
Cash and Cash Equivalents - March 31	$32,444	$15,589

Supplemental Cash Flow Information:
Cash paid for interest	$ 1,541	$ 1,648
Cash paid for income taxes	110	17
Noncash investing activity - loans transferred to foreclosed assets	938	413

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation's Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2003, earnings per share totaled $0.14 based on average shares outstanding of 2,314,375. The Corporation does not have any dilutive stock items; therefore, basic and diluted earnings per share are the same.

Earnings per share data does not apply to the periods prior to the Bank's conversion.

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

CRITICAL ACCOUNTING POLICIES

The nature of the financial services industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management's knowledge.

Allowance for Loan Losses. Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, and other subjective factors.

FINANCIAL CONDITION

Securities
Securities totaled $21.5 million at March 31, 2003 as compared to $20.2 million at December 31, 2002. During the three months ended March 31, 2003 Monarch purchased $1.0 million in government agency bonds and $250,000 of tax exempt bonds, which are classified as available for sale. Securities are purchased to increase

Next Page

yields while maintaining sufficient liquidity. Management will continue to monitor the asset liability mix and liquidity position of the Bank and may invest in additional securities in the future.

Loans
The Bank's net loan portfolio increased by $2.1 million, or 1.4%, from $145.1 million at December 31, 2002 to $147.2 million at March 31, 2003. Increases in the portfolio came from real estate loans which increased $3.4 million, or 2.7%. Increases in one-to-four family mortgage loans of $5.6 million offset decreases in commercial real estate and construction or development loans of $1.5 million and $1.0 million, respectively. Consumer loans decreased by $1.2 million, or 6.2%, from $19.8 million at December 31, 2002 to $18.6 million at March 31, 2003. The largest decrease in consumer loans was in home equity loans of $1.0 million. Commercial business loans decreased by $101,000. These changes did not significantly affect the mix of the loan portfolio.

Deposits
Total deposits increased $10.0 million, or 9.4%, from $106.7 million at December 31, 2002 to $116.8 million at March 31, 2003. Within the deposit totals, noninterest-bearing deposits increased by $2.0 million and interest-bearing deposits increased $8.0 million from December 31, 2002 to March 31, 2003. The noninterest-bearing deposit increase is largely due to increases in municipal accounts at the Bank. The increase in interest-bearing deposits is primarily due to the Bank attracting certificates of deposit as management believed market interest rates had bottomed out.

Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances increased by $5.0 million, or 9.5%, from $52.5 million at December 31, 2002 to $57.5 million at March 31, 2003. In an effort to manage our interest rate risk, the Bank has utilized longer term (in excess of five year maturities) fixed rate FHLB advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on certain shorter term deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk.

Equity
Total equity was $37.1 million at March 31,2003 and $36.9 million at December 31, 2002. This represents 17.4% and 18.7% of total assets at March 31, 2003 and December 31, 2002, respectively. The increase in equity over the period was due to continued profitable operations. During the period ended March 31, 2003 the Corporation paid a dividend of $.05 per share of common stock. This dividend payment reduced equity by $115,000.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income before the provision for loan losses for the quarter ended March 31, 2003 totaled $1.6 million and represented an increase of $30,000 compared to the same period one year ago. The Corporation's net interest margin decreased from 4.05% for the quarter ended March 31, 2002 to 3.35% for the quarter ended March 31, 2003. The net interest margin has been impacted by the current low market interest rate environment. Current interest rates continue to encourage loan refinancing to lower rates and limit the investment opportunities the Bank is willing to consider without incurring an inordinate amount of interest rate risk. The decline in the net interest margin was offset by the increase of $36 million of average interest earning assets. Interest income from loans represented 93% of total interest income for the first quarter of 2003 compared to 97% for the same period in 2002.

Next Page

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average daily balances.

	Three Months Ended March 31,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)

Federal Funds sold and
Overnight deposit	$ 20,581	$ 62	1.22%	$ 11,735	$ 49	1.69%
Trading assets	-	-	-	259	3	4.70
Investment securities	17,526	110	2.55	355	6	6.85
Other securities	2,844	36	5.13	2,556	38	6.03
Loans	152,227	2,961	7.89	142,126	3,136	8.95
Total earning assets	$193,178	3,169	6.66	$157,031	3,232	8.35

Demand and NOW accounts	$13,600	25.75		$ 12,116	37	1.24
Money market accounts	9,941	40	1.63	10,059	50	2.02
Savings deposit	15,458	44	1.15	14,760	50	1.37
Certificates of deposit	74,461	662	3.61	66,695	748	4.55
FHLB advances	55,944	779	5.65	49,800	758	6.17
Total interest-bearing liabilities	$169,404	1,550	3.71	$153,430	1,643	4.34

Net interest income		$1,619			$1,589
Net interest spread			2.95%			4.01%
Net interest margin			3.35%			4.05%

Provision for Loan Losses

The provision for loan losses was $225,000 for the quarter ended March 31, 2003 compared to $124,000 for the quarter ended March 31, 2002. The allowance for loan losses as a percent of gross loans totaled 1.2% at March 31, 2003 and December 31, 2002. Net charge-offs for the quarter ended March 31, 2003 totaled $186,000 compared to $94,000 for the quarter ended March 31, 2002. The increased charge-offs in 2003 were the result of more aggressive collection efforts and foreclosure activity to reduce the level of serious delinquencies.

The following table presents non-performing assets and certain asset quality ratios at March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
	(Dollars in thousands)

Non-performing loans	$ 1,241	$ 2,955
Foreclosed assets, including real estate in judgment	2,270	2,059
Total non-performing assets	$ 3,511	$ 5,014

Non-performing loans to total loans	.83%	2.04%
Non-performing assets to total assets	1.64%	2.53%
Allowance for loan losses to non-performing loans	143.91%	58.71%
Allowance for loan losses to loans receivable, net	1.19%	1.18%

At March 31, 2003, non-performing loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, and real estate in judgment totaled $2.8 million, which was 1.30% of total assets. This represents a decrease of $1.3 million from the December 31, 2002 balance of non-performing loans and real estate in judgment of $4.1 million. The decrease in nonperforming loans at March 31, 2003 was largely the result of our increased emphasis on loan collections and more aggressive loan foreclosures.

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

Noninterest Income
Noninterest income increased by $328,000 to $684,000 for the quarter ended March 31, 2003 as compared to $356,000 for the quarter ended March 31, 2002. Fees and service charges increased to $233,000 for the three months ended March 31, 2003 as compared to $206,000 for the same period a year ago. This increase was primarily due to increases in construction loan fees. Gain on sale of loans increased to $385,000 compared to $60,000 for the same period a year ago as mortgage banking activities have increased significantly. Other income decreased by $18,000 as compared to the same period a year ago. Income from the investment in ML Title Agency was $24,000 compared to zero for the same period a year ago. This increase was offset by net losses on sale of real estate owned of $11,000 for the three months ended March 31, 2003 compared to net gains on sale of $21,000 for the same period in 2002, as we more aggressively moved to dispose of these properties.

Noninterest Expense
Noninterest expense decreased by $56,000 to $1.6 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Salaries and benefits decreased $7,000 as a decline in wages and salaries of $69,000 offset an increase in retirement related expenses of $50,000. Professional services increased $27,000 primarily due to additional services required as the result of being a public company. Other general and administrative expenses decreased by $90,000 due, in part, to a decline in real estate owned expense of $52,000. Mortgage banking expense increased by $54,000 for the three months ended March 31, 2003. This increase was due to the accelerated amortization of mortgage servicing rights associated with loans serviced for others that prepay.

Federal Income Tax Expense
The provision for federal income tax was 32% of pretax income for the quarter ended March 31, 2003 as compared to 35% for the quarter ended March 31, 2002. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the fluctuation of permanent book and tax differences such as non-deductible expenses as well as tax benefits recorded on the limited partnership investment in 2003.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At March 31, 2003, the total approved loan origination commitments outstanding including the unadvanced portion of construction loans amounted to $10.5 million. Unused commercial and consumer lines of credit were $5.6 million as of March 31, 2003; there were no

Next Page

outstanding letters of credit as of that date. Certificates of deposit scheduled to mature in one year or less at March 31, 2003 totaled $31.0 million. Based on historical experience, management believes that a significant portion of these certificates of deposit will remain with Monarch.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. At March 31, 2003 and based on current collateral levels, Monarch could borrow an additional $9.3 million from the Federal Home loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank's total cash and cash equivalents increased by $12.2 million during the three month period ended March 31, 2003 compared to a $723,000 decrease for the same period in 2002. Net cash provided by operating activities totaled $1.2 million for the three months ended March 31, 2003 as compared to net cash used in operating activities of $182,000 for the three months ended March 31, 2002. The fluctuation between periods is related to the activity on mortgage loans sold and the change in accrued expenses and other liabilities. Net cash used in investing activities totaled $3.9 million for the three months ended March 31, 2003 as compared to net cash used in investing activities of $4.6 million for the three months ended March 31, 2002. The primary reason for this fluctuation was the net increase in loans of $3.2 million during the three months ended March 31, 2003 as compared to $5.0 million for the same period in 2002. Net cash provided by financing activities totaled $14.9 million for the three months ended March 31, 2003, due to increases in deposits and the proceeds from additional borrowings. Net cash provided by financing activities totaled $4.0 million for the three months ended March 31, 2002 due primarily to increased borrowings.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of March 31, 2003, the Bank met the regulatory standards to be classified as "well capitalized." The Bank's regulatory capital ratios as of March 31, 2003 were as follows: tangible capital, 13.34%; leverage capital, 13.34%; and total risk-based capital, 23.90%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively.

ITEM 3. CONTROLS AND PROCEDURES

               (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports the Corporation files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

               (b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Next Page

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

              See the index to exhibits.

       (b)   Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

Next Page

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date:	May 13, 2003	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer

Date:	May 13, 2003	And:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer

Next Page

CERTIFICATION

I, John R. Schroll, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Monarch Community Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer

Next Page

CERTIFICATION

I, William C. Kurtz, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Monarch Community Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

	a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	By:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer (Principal Financial Officer)

Next Page

Index to Exhibits

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Registrant's Articles of Incorporation	*
3.2	Registrant's Bylaws	*
10.1	Employment Agreement between Branch County Federal Savings & Loan Association and John R. Schroll	*
10.2	Registrant's Employee Stock Ownership Plan	*
11	Statement re computation of per share earnings	Not required
12	Statements re computation of ratios	Not applicable
18	Letter re: change in accounting principles	None
22	Published report regarding matters submitted to vote of security holders	None
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99.1
________________________

*    Filed on March 27, 2002 as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.

End.