Form 10QSB
period 2003-06-30
MONARCH COMMUNITY BANCORP INC
filed 2003-08-14
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
or
☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from      to

Commission file number: 000-49814

MONARCH COMMUNITY BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3627031 (I.R.S. employer identification no.)

375 North Willowbrook Road; Coldwater, MI 49036
(Address of principal executive offices)

517-278-4566
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At August 1, 2003, there were 2,403,250 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2003	2002

	(Dollars in thousands,
	except per share data)
ASSETS
Cash and due from banks	$9,889	$4,144
Federal Funds sold and overnight deposits	25,323	16,063

Total cash and cash equivalents	35,212	20,207
Securities—Available for sale	19,217	17,160
Securities—Held to maturity	233	274
Other securities	2,947	2,807
Real Estate Investment — Limited partnership, at equity	1,484	1,554
Loans held for sale	4,412	1,527
Loans, net of allowance for loan losses	143,414	145,162
Accrued interest receivable	1,178	1,275
Foreclosed assets, net	2,404	2,022
Premises and equipment	4,365	4,569
Deferred income taxes	874	556
Other assets	826	872

Total assets	$216,566	$197,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	6,254	3,046
Interest-bearing	111,491	103,698

Total deposits	117,745	106,744
Federal Home Loan Bank advances	57,500	52,500
Accrued expenses and other liabilities	4,132	1,792

Total liabilities	179,377	161,036
Commitments and contingent liabilities	—	—
Stockholders’ equity
Common stock-$0.01 par value authorized-20,000,000 shares issued and outstanding-2,403,250 shares at June 30, 2003 and 2,314,375 shares at December 31, 2002	24	23
Additional paid in capital	23,303	22,149
Retained earnings	16,498	16,379
Accumulated other comprehensive income	185	64
Unearned Compensation	(2,821)	(1,666)

Total stockholders’ equity	37,189	36,949

Total liabilities and stockholders’ equity	$216,566	$197,985

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

		(Dollars in thousands)
Interest Income
Loans, including fees	$2,882	$3,133	$5,843	$6,270
Investment securities	153	45	299	92
Federal funds sold and overnight deposits	70	58	132	106

Total interest income	3,105	3,236	6,274	6,468

Interest Expense
Deposits	$725	856	1,496	1,741
Federal Home Loan bank advances	800	790	1,579	1,548

Total interest expense	1,525	1,646	3,075	3,289

Net Interest Income	1,580	1,590	3,199	3,179
Provision for Loan Losses	797	53	1,022	177

Net Interest Income after Provision for Loan Losses	783	1,537	2,177	3,002

Noninterest Income
Fees and service charges	245	224	478	434
Loan servicing fees	50	49	99	98
Net gain on sale of loans	659	108	1,038	166
Net (loss) on trading activities	—	(2)	—	(2)
Net gain on disposal of premises and equipment	—	1	—	7
Other income	58	46	81	79

Total noninterest income	1,012	426	1,696	782
Noninterest Expenses
Salaries and employees benefits	852	811	1,727	1,705
Occupancy and equipment	186	196	378	396
Data processing	89	94	182	199
Mortgage banking	127	39	233	91
NOW account expense	37	44	73	85
Professional fees	151	40	240	102
Office supplies and forms	48	22	75	67
Advertising and promotion	20	24	34	42
Other general and administrative	255	239	434	489

Total noninterest expense	1,765	1,509	3,376	3,176

Income — Before Income Taxes	30	454	497	608
Income Taxes	(6)	160	142	213

Net Income	$36	$294	$355	$395

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Unearned
	Stock	Capital	Earnings	Income	Compensation	Total

			(Dollars in thousands,
			except per share data)
Balance, January 1, 2002	$0	$0	$15,365	$0	$0	$15,365
Comprehensive Income — Net Income	—	—	395	—	—	395

Balance, June 30, 2002	$—	$—	$15,760	$—	$—	$15,760

Balance, January 1, 2003	$23	$22,149	$16,379	$64	$(1,666)	$36,949
Issuance of 88,875 shares of common stock at $13/share awarded in connection with Restricted Stock Plan	1	1,154			(1,155)	—
Comprehensive Income:
Net Income			355			355
Change in unrealized gain on securities available for sale, net of tax of $60				121		121
Total Comprehensive Income
Dividends paid ($0.10/share)			236			236

Balance, June 30, 2003	$24	$23,303	$16,498	$185	$(2,821)	$37,189

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$355	$395
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	225	234
Provision for Loan Losses	1,022	177
Amortization	418	91
(Gain) Loss on sale of foreclosed assets	30	(32)
Deferred income taxes	(378)	(81)
Mortgage loans originated for sale	(38,763)	(6,522)
Proceeds from sale of mortgage loans	36,926	5,688
Gain on sale of mortgage loans	(1,048)	(173)
(Gain) Loss on disposal of premises and equipment		(7)
Net change in:
Trading assets	—	258
Deferred loan fees	(29)	(94)
Accrued interest receivable	97	(42)
Other assets	(117)	(253)
Accrued expenses and other liabilities	2,340	959

Net cash provided by (used in) operating activities	1,078	598

Cash Flows from Investing Activities
Proceeds from maturities of securities	50	52
Proceeds of other securities	1,570	—
Purchases of other securities	(140)	(50)
Purchases of available for sale securities	(3,641)	—
Loan originations and principal collections, net	(920)	(5,572)
Proceeds from sale of foreclosed assets	1,264	607
Proceeds from sale of premises and equipment	(21)	7
Purchases of premises and equipment	—	(97)

Net cash provided by (used in) investing activities	(1,838)	(5,053)

Cash Flows from Financing Activities
Net increase in deposits	11,001	1,204
Proceeds from FHLB advances	5,000	6,000
Issuance of dividend	(236)	—

Net cash provided by (used in) financing activities	15,765	7,204

Net increase in cash and cash equivalents	15,005	2,749
Cash and cash equivalents — January 1	20,207	16,312

Cash and cash equivalents — June 30	$35,212	$19,061

Supplemental Cash Flow Information:
Cash paid for interest	3,095	3,308
Cash paid for income taxes	260	145
Noncash investing activity — loans transferred foreclosed assets	1,676	767

See accompanying notes to condensed consolidated financial statements

MONARCH COMMUNITY BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Monarch Community Bancorp, Inc. (the “Corporation”) was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the “Bank”), formerly known as Branch County Federal Savings and Loan Association. Prior to August 29, 2002, the Bank was a federally chartered and insured mutual savings institution, which converted to a stock savings institution effective August 29, 2002. In connection with the conversion, on August 29, 2002, the Corporation sold 2,314,375 shares of its common stock in a subscription offering. Fifty percent of the net proceeds from this offering were used to purchase all of the common stock of the Bank.

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch and Hillsdale counties in Michigan. The Bank operates five full service offices and one drive-through only office. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a limited liability company that reinsures credit life and disability insurance, a minority ownership in a limited liability company that operates a title insurance agency, and a minority ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

BASIS OF PRESENTATION

The condensed consolidated financial statements of the Corporation include the accounts of Monarch Community Bank, Community Services Group, and First Insurance Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements for interim periods are unaudited; however, in the opinion of the Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Corporation’s financial position and results of operations have been included.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock-based compensation.

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

The weighted average share reconciliation is as follows:
Weighted average shares outstanding	2,380,787	2,347,765
Less: Average nonvested RRP shares	(66,412)	(33,390)

Weighted average for basic EPS	2,314,375	2,314,375
Dilutive effect of restricted stock and stock options	8,075	—

Weighted average for dilutive EPS	2,322,450	2,314,375

Earnings per share are as follows:
Basic	$0.02	$0.15
Diluted	$0.02	$0.15

Earnings per share data does not apply to the periods prior to the conversion since the Bank was a mutual savings and loan association with no stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, the following discussion contains “forward-looking statements” that involve risks and uncertainties. All statements regarding the expected financial position, business and strategies are forward-looking statements and the Corporation intends for them to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to the Corporation or management, are intended to identify forward-looking statements. The Corporation believes that the expectations reflected in these forward-looking statements are reasonable based on our current beliefs and assumptions; however, these expectations may prove to be incorrect. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, changes in the relative difference between short and long-term interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, including levels of non-performing assets, demand for loan products, deposit flows, competition, demand for financial services in our market area, our operating costs and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

CRITICAL ACCOUNTING POLICIES

The nature of the financial services industry is such that, other than described below, the use of estimates and management judgment are not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management’s knowledge.

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

FINANCIAL CONDITION

Securities

Securities totaled $22.3 million at June 30, 2003 as compared to $20.2 million at December 31, 2002. During the six months ended June 30, 2003 Monarch purchased $3.3 million in government agency bonds and $327,000 of tax-exempt bonds, which are classified as available for sale. Securities are purchased to increase yields while maintaining sufficient liquidity. Management will continue to monitor the asset liability mix and liquidity position of the Bank and may invest in additional securities in the future.

Loans

The Bank’s net loan portfolio decreased by $1.7 million, or 1.2%, from $145.1 million at December 31, 2002 to $143.4 million at June 30, 2003. Increases in the portfolio came from real estate loans, which increased $1.4 million, or 1.1%. Increases in construction or development loans of $2.3 million offset decreases in one to four family loans and commercial real estate of $740,000 and $500,000, respectively. Consumer loans decreased by $2.2 million, or 6.2%, from $19.8 million at December 31, 2002 to $17.6 million at June 30, 2003. The largest decrease in consumer loans was in home equity loans of $1.2 million. Commercial business loans decreased by $203,000. These changes did not significantly affect the mix of the loan portfolio.

Deposits

Total deposits increased $11.0 million, or 10.3%, from $106.7 million at December 31, 2002 to $117.7 million at June 30, 2003. Within the deposit totals, noninterest-bearing deposits increased by $3.2 million and interest-bearing deposits increased $7.8 million from December 31, 2002 to June 30, 2003. The noninterest-bearing deposit increase is largely due to increases in municipal accounts at the Bank. The increase in interest-bearing deposits is primarily due to the Bank attracting certificates of deposit early in the year as management believed market interest rates had bottomed out.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances increased by $5.0 million, or 9.5%, from $52.5 million at December 31, 2002 to $57.5 million at June 30, 2003. In an effort to manage our interest rate risk, the Bank has utilized longer term (in excess of five year maturities) fixed rate FHLB advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on certain shorter term deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce the Bank’s exposure to rising interest rates.

Equity

Total equity was $37.2 million at June 30,2003 and $36.9 million at December 31, 2002. This represents 17.2% and 18.7% of total assets at June 30, 2003 and December 31, 2002, respectively. The increase in equity over the period was due to continued profitable operations. During the period ended June 30, 2003 the Corporation paid two dividends totaling $.10 per share of common stock. These dividend payments reduced equity by $236,000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before the provision for loan losses for the quarter ended June 30, 2003 totaled $1.6 million and represented a decrease of $10,000 compared to the same period one year ago. The Corporation’s net interest margin decreased from 3.97% for the quarter ended June 30, 2002 to 3.27% for the quarter ended June 30, 2003. The net interest margin has been impacted by the current low market interest rates. The current interest rates continue to encourage loan refinancing to lower rates and limit the investment opportunities the Bank is willing to consider without incurring an inordinate amount of interest rate risk. The decline in the net interest margin was offset by the increase of $36 million of average interest earning assets. Interest income from loans represented 93% of total interest income for the first quarter of 2003 compared to 97% for the same period in 2002.

Net interest income before the provision for loan losses for the six months ended June 30, 2003 totaled $3.2 million and represented an increase of $20,000 compared to the same period a year ago. The Corporation’s net interest margin declined to 3.30% for the six months ended June 30, 2003 from 4.04% for the six months ended June 30, 2002 for the same reasons mentioned in the preceding paragraph.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average daily balances.

	Six Months Ended June 30,

	2003			2002

	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

			(Dollars in Thousands)
Federal Funds sold and Overnight deposit	$22,165	$131	1.19%	$12,217	$106	1.75%
Trading assets	0	0	0	130	3	4.65
Investment securities	18,018	225	2.52	342	11	6.49
Other securities	2,873	75	5.26	2,566	78	6.13
Loans	152,252	5,843	7.74	143,582	6,270	8.81

Total earning assets	$195,308	6,274	6.48	$158,837	6,468	8.21

Demand and NOW accounts	$9,980	41	.83	$13,051	79	1.24
Money market accounts	9,896	65	1.32	10,197	102	2.02
Savings deposit	15,862	81	1.03	15,214	104	1.37
Certificates of deposit	78,102	1,309	3.38	66,177	1,454	4.55
FHLB advances	56,727	1,579	5.61	50,650	1,548	6.17

Total interest-bearing liabilities	$170,567	3,075	3.64	$155,289	3,289	4.27

Net interest income		$3,199			$3,179

Net interest spread			2.84%			3.94%
Net interest margin			3.30%			4.04%

Provision for Loan Losses

The provision for loan losses was $797,000 for the quarter ended June 30, 2003 compared to $53,000 for the quarter ended June 30, 2002. The allowance for loan losses as a percent of gross loans was 1.7% and 1.2% at June 30, 2003 and December 31, 2002, respectively. Net charge-offs for the quarter ended June 30, 2003 totaled $104,000 compared to $47,000 for the quarter ended June 30, 2002. The increased charge-offs in 2003 were the result of more aggressive collection efforts and foreclosure activity to reduce the level of serious delinquencies.

The provision for loan losses for the six months ended June 30, 2003 was $1.0 million compared to $177,000 for the same period in 2002. The increased provision was the result of increased charge offs in 2003 and the increase in non-performing loans, which is further discussed below.

The following table presents non-performing assets and certain asset quality ratios at June 30, 2003 and December 31, 2002.

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Non-performing loans	$3,035	$2,955
Real estate in judgment	1,703	1,136
Foreclosed and repossessed assets	732	923

Total non-performing assets	$5,470	$5,014

Non-performing loans to total loans	3.64%	2.04%
Non-performing assets to total assets	2.52%	2.53%
Allowance for loan losses to non-performing loans	81.29%	58.71%
Allowance for loan losses to loans receivable, net	1.72%	1.18%

The increase in non-performing loans includes a $1.6 million loan relationship which was put on non-accrual status as of June 30, 2003. Two loans were made to fund the construction of a commercial building in southwest Michigan that has been completed. At June 30, 2003, $919,000 is owing on a 20 year fixed rate loan and $645,000 is owing on a one-year note. The $919,000 loan was 60 days delinquent as of June 30, 2003 and the $645,000 loan matured May 1, 2003 and was not paid or renewed at June 30, 2003. The Bank has a commitment thru January 2004 from the Small Business Administration (SBA) to purchase the $645,000 loan. Due to current financial difficulties of the borrower, the SBA has not purchased the loan and has indicated it will not until the Borrower’s financial status improves. The entire loan relationship has been classified by management as “substandard” at of June 30, 2003.

The appropriateness of the allowance for loan losses is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that these conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

Noninterest Income

Noninterest income increased by $616,000 to $1.0 million for the quarter ended June 30, 2003 as compared to $396,000 for the quarter ended June 30, 2002. Gain on sale of loans increased to $653,000 compared to $113,000 for the same period a year ago as mortgage banking activities have increased significantly in this interest rate environment. Other income increased by $12,000 as compared to the same period a year ago. Dividends from MIMLIC increased by $38,000 for the quarter ended June 30, 2003 as compared to the same period in 2002. This increase was offset by net losses on sale of real estate owned of $19,000 for the three months ended June 30, 2003 compared to net gains on sale of $11,000 for the same period in 2002, as we continued to aggressively dispose of these properties.

Noninterest income increased by $914,000 to $1.7 million for the six months ended June 30, 2003 as compared to $782,000 for the six months ended June 30, 2002. The increase was primarily from increased gain on sale of loans of $1.0 million for the six months ended June 30,2003 compared to $166,000 for the same period in 2002, for the reasons discussed above.

Noninterest Expense

Noninterest expense increased by $288,000 to $1.8 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Salaries and benefits increased $41,000. Expense related to the Employee Stock Ownership Plan and the Recognition and Retention Plan were partially offset by decreases in wage expense and 401(k) employer contribution. Mortgage banking costs increased by $88,000 for the three months ended June 30, 2003. This increase was due to the accelerated amortization of mortgage servicing rights associated with loans serviced for others that prepay. Professional services, which includes legal, accounting/auditing and stock-related expenses, increased $111,000 primarily due to additional services required as the result of being a public company and the adoption and shareholder approval of our Stock Option and Incentive Plan and Recognition and Retention Plan.

Noninterest expense increased by $232,000 to $3.4 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Salaries and benefits increased $22,000 as expenses related to the Employee Stock Ownership Plan of $120,000 and the Recognition and Retention Plan of $39,000 offset decreases in wage expense and 401(k) employer contribution. Mortgage banking costs increased by $142,000 and professional services increased $138,000 for the six months ended June 30, 2003 for the same reasons noted above. Other general and administrative expenses decreased $55,000 for the six months ended June 30, 2003 compared to the same period in 2002. This decrease was primarily due to a decrease in real estate owned expense to $32,000 for the six months ended June 30, 2003 compared to $121,000 for the six months ended June 30, 2002. This was offset by additional operating expense for the six months ended June 30, 2003, primarily a one-time $28,000 fee paid to the State of Michigan due to the Company being a Maryland corporation.

Federal Income Tax Expense

The provision for federal income tax was 29% of pretax income for the six months ended June 30, 2003 as compared to 35% for the six months ended June 30, 2002. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the fluctuation of permanent book and tax differences such as non-deductible expenses as well as tax benefits recorded on the limited partnership investment in 2003.

STOCK-BASED COMPENSATION

The Corporation accounts for stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

LIQUIDITY

The Bank’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, and funds provided from operations. While scheduled payments from the amortization of loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities, and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At June 30, 2003, the total approved loan origination commitments outstanding, including the unadvanced portion of construction loans, amounted to $9.4 million. Unused commercial and consumer lines of credit were $5.7 million as of June 30, 2003; there were no outstanding letters of credit as of that date. Certificates of deposit scheduled to mature in one year or less at June 30, 2003 totaled $27 million. Based on historical experience, management believes that a significant portion of these certificates of deposit will remain with Monarch.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. At June 30, 2003 and based on current collateral levels, Monarch could borrow an additional $6.6 million from the Federal Home loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $15.0 million during the six month period ended June 30, 2003 compared to a $2.7 million increase for the same period in 2002. Net cash provided by operating activities totaled $1.0 million for the six months ended June 30, 2003 as compared to net cash provided by operating activities of $598,000 for the six months ended June 30, 2002. Net cash used in investing activities totaled $1.8 million for the six months ended June 30, 2003 as compared to net cash used in investing activities of $5.1 million for the six months ended June 30, 2002. The primary reason for this fluctuation was $4.7 million less cash used for loans during the six months ended June 30, 2003 as compared to the same period in 2002. This reduction was partially offset by the $2.1 million that was used to purchase securities during the six months ended June 30, 2003. Net cash provided by financing activities totaled $15.7 million for the six months ended June 30, 2003, due to increases in deposits and the proceeds from additional borrowings. Net cash provided by financing activities totaled $7.2 million for the six months ended June 30, 2002 due primarily to increased borrowings.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of June 30, 2003, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of June 30, 2003 were as follows: tangible capital, 13.2%; leverage capital, 13.2%; and total risk-based capital, 23.7%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2003, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	Election of Directors with terms ending in 2006

	For	Withhold

Frank M. Tripp	2,134,624	65,753
Stephen M. Ross	2,132,597	67,780
Gordon L. Welch	2,134,624	65,753

The following are the names of the directors (and remaining terms) whose terms continued after the meeting:

Term
Expires

John R. Schroll	2004
Craig W. Dally	2004
Harold A. Adamson	2005
Lauren L. Bracy	2005
James R. Vozar	2005

2.	Adoption of the Monarch Community Bancorp, Inc. 2003 Stock Option and Incentive Plan:

For: 1,334,762	Against: 186,181	Abstain: 6,202	Broker non-votes: 673,232

3.	Adoption of the Monarch Community Bancorp, Inc. 2003 Recognition and Retention Plan:

For: 1,196,113	Against: 334,147	Abstain: 14,885	Broker non-votes: 655,232

4.	Ratification of the appointment of Plante & Moran, PLLC as independent auditors for the fiscal year ending December 31, 2003:

For: 2,127,991	Against: 62,892	Abstain: 9,494

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See the index to exhibits.

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date: August 14, 2003	By:	/s/ John R. Schroll

John R. Schroll
President and Chief Executive Officer

Date: August 14, 2003	And:	/s/ William C. Kurtz

William C. Kurtz
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.

32	Section 1350 Certification.