Form 10QSB
period 2003-09-30
MONARCH COMMUNITY BANCORP INC
filed 2003-10-30
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to

Commission file number: 000-49814

MONARCH COMMUNITY BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Maryland	04-3627031
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

375 North Willowbrook Road, Coldwater, MI 49036
(Address of principal executive offices)

517-278-4566
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 15, 2003, there were 2,403,250 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

Monarch Community Bancorp, Inc.
Index

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2003	2002

	(Dollars in thousands,
	except per share data)
ASSETS
Cash and due from banks	$5,887	$4,144
Federal Funds sold and overnight deposits	23,536	16,063

Total cash and cash equivalents	29,423	20,207
Securities-Available for sale	17,808	17,160
Securities-Held to maturity	295	274
Other securities	2,983	2,807
Real Estate Investment — Limited partnership, at equity	1,449	1,554
Loans held for sale	863	1,527
Loans, net of allowance for loan losses	145,897	145,162
Accrued interest receivable	1,150	1,275
Foreclosed assets, net	2,325	2,022
Premises and equipment	4,266	4,569
Deferred income taxes	937	556
Other assets	1,151	872

Total assets	$208,547	$197,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	5,195	3,046
Interest-bearing	105,922	103,698

Total deposits	111,117	106,744
Federal Home Loan Bank advances	57,500	52,500
Accrued expenses and other liabilities	2,696	1,792

Total liabilities	171,313	161,036
Commitments and contingent liabilities	—	—
Stockholders’ equity
Common stock-$0.01 par value authorized-20,000,000 shares issued and outstanding-2,403,250 shares at September 30, 2003 and 2,314,375 shares at December 31, 2002	24	23
Additional paid in capital	23,303	22,149
Retained earnings	16,653	16,379
Accumulated other comprehensive income	75	64
Unearned Compensation	(2,821)	(1,666)

Total stockholders’ equity	37,234	36,949

Total liabilities and stockholders’ equity	$208,547	$197,985

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Interest Income
Loans, including fees	$2,725	$3,119	$8,568	$9,389
Investment securities	155	47	454	138
Federal funds sold and overnight deposits	63	87	195	194

Total interest income	2,943	3,253	9,217	9,721

Interest Expense
Deposits	$694	811	2,190	2,552
Federal Home Loan bank advances	809	804	2,388	2,352

Total interest expense	1,503	1,615	4,578	4,904

Net Interest Income	1,440	1,638	4,639	4,817
Provisions for Loan Losses	135	100	1,157	277

Net Interest Income after Provision for Loan Losses	1,305	1,538	3,482	4,540

Noninterest Income
Fees and service charges	246	241	724	675
Loan servicing fees	55	50	154	148
Net gain on sale of loans	452	340	1,490	506
Net (loss) on securities sales	(1)	—	(1)	(2)
Net gain (loss) on disposal of premises and equipment	—	(42)	—	(35)
Other income	5	(52)	86	27

Total noninterest income	757	537	2,453	1,319
Noninterest Expenses
Salaries and employees benefits	925	881	2,652	2,586
Occupancy and equipment	181	197	559	593
Data processing	89	86	271	285
Mortage banking	98	90	331	181
NOW account expense	38	39	111	124
Professional fees	69	50	309	152
Office supplies and forms	18	93	93	160
Advertising and promotion	24	49	58	91
Other general and administrative	239	232	673	721

Total noninterest expense	1,681	1,717	5,057	4,893

Income — Before Income Taxes	381	358	878	966
Income Taxes	105	121	247	334

Net Income	$276	$237	$631	$632

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Unearned
	Stock	Capital	Earnings	Income	Compensation	Total

	(Dollars in thousands,
	except per share data)
Balance, January 1, 2002	$0	$0	$15,365	$0	$0	$15,365
Issuance of common stock in connection with the Bank’s conversion from mutual to stock-owned holding company	23	22,124			(1,852)	$20,295
Comprehensive Income - Net Income	—	—	632	—	—	632

Balance, September 30, 2002	$23	$22,124	$15,997	$—	$(1,852)	$36,292

Balance, January 1, 2003	$23	$22,149	$16,379	$64	($1,666)	$36,949
Issuance of 88,875 shares of common stock at $13/share awarded in connection with Restricted Stock Plan	1	1,154			(1,155)	—
Comprehensive Income:
Net Income			631			631
Change in unrealized gain on securities available for sale, net of tax of $4				11		11
Total Comprehensive Income						642

Dividends paid ($0.15/share)			(357)			(357)

Balance, September 30, 2003	$24	$23,303	$16,653	$75	$(2,821)	$37,234

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$631	$632
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	324	348
Provision for Loan Losses	1,157	277
Amortization	609	181
(Gain) Loss on sale of foreclosed assets	32	22
Deferred income taxes	(385)	(118)
Mortgage loans originated for sale	(53,864)	(21,055)
Proceeds from sale of mortgage loans	56,029	17,735
Gain on sale of mortgage loans	(1,501)	(513)
(Gain) Loss on disposal of premises and equipment	—	35
Net change in:
Trading assets	—	258
Deferred loan fees	(47)	(86)
Accrued interest receivable	125	46
Other assets	(505)	43
Accrued expenses and other liabilities	904	1,173

Net cash provided by (used in) operating activities	3,509	(1,022)

Cash Flows from Investing Activities
Proceeds from maturities of HTM securities	270	—
Purchases of HTM securities	(291)	—
Proceeds from maturities of AFS securities	2,730	77
Purchases of available for sale securities	(3,641)	(1,039)
Purchases of other securities	(176)	(254)
Loan originations and principal collections, net	(4,141)	(5,235)
Proceeds from sale of foreclosed assets	1,961	1,919
Proceeds from sale of premises and equipment	—	17
Purchases of premises and equipment	(21)	(121)
Loan to Employee Stock Ownership Plan	—	(1,852)

Net cash provided by (used in) investing activities	(3,309)	(6,488)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	4,373	(4,575)
Proceeds from FHLB advances	5,000	11,000
Repayment of FHLB advances	—	(1,000)
Issuance of Common Stock	—	22,147
Issuance of dividend	(357)	—

Net cash provided by (used in) financing activities	9,016	27,572

Net increase in cash and cash equivalents	9,216	20,062
Cash and cash equivalents -January 1	20,207	16,312

Cash and cash equivalents -September 30	$29,423	$36,374

Supplemental Cash Flow Information:
Cash paid for interest	4,656	4,929
Cash paid for income taxes	460	310
Noncash investing activity — loans transferred to foreclosed assets	2,296	1,928

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock-based compensation.

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

The weighted average share reconciliation is as follows:
Weighted average shares outstanding	2,403,250	2,366,463
Less: Average nonvested RRP shares	(88,875)	(52,088)

Weighted average for basic EPS	2,314,375	2,314,375
Dilutive affect of restricted stock and stock options	28,723	2,542

Weighted average for dilutive EPS	2,343,098	2,316,917

Earnings per share are as follows:
Basic	$0.12	$0.27
Diluted	$0.12	$0.27

Earnings per share data does not apply to the periods prior to the conversion since the Bank was a mutual savings and loan association with no stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

FINANCIAL CONDITION

Securities

Securities totaled $21.1 million at September 30, 2003 as compared to $20.2 million at December 31, 2002. During the nine months ended September 30, 2003 Monarch purchased $3.3 million in government agency bonds and $327,000 of tax-exempt bonds that are classified as available for sale and $291,000 of an installment purchase contract from a local municipality, which is classified as held to maturity. Securities are purchased to increase yields while maintaining sufficient liquidity. Management will continue to monitor the asset liability mix and liquidity position of the Bank and may invest in additional securities in the future.

Loans

The Bank’s net loan portfolio increased by $.7 million, or .5%, from $145.1 million at December 31, 2002 to $145.8 million at September 30, 2003. There was an increase in real estate loans by $3.8 million, or 3.0%. This increase was primarily from construction and development loans, which increased $3.3 million. Consumer loans decreased by $3.3 million, or 16.6%, from $19.8 million at December 31, 2002 to $16.4 million at September 30, 2003. All categories of consumer loans decreased over this period with the largest decrease in equity loans ($1.7 million). Commercial business loans increased by $1.0 million. The portion of the Bank’s loan portfolio represented by real estate loans was 86.8% at September 30, 2003 compared to 85.1% at December 31, 2002.

Deposits

Total deposits increased $4.4 million, or 4.1%, from $106.7 million at December 31, 2002 to $111.1 million at September 30, 2003. Within the deposit totals, noninterest-bearing deposits increased by $2.1 million and interest-bearing deposits increased $2.3 million from December 31, 2002 to September 30, 2003. The noninterest-bearing deposit increase is largely due to increases in municipal accounts at the Bank. The increase in interest-bearing deposits is primarily in certificates of deposit, which increased $1.0 million.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances increased by $5.0 million, or 9.5%, from $52.5 million at December 31, 2002 to $57.5 million at September 30, 2003. In an effort to manage our interest rate risk, the Bank has utilized longer term (in excess of five year maturities) fixed rate FHLB advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on certain shorter term deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk.

Equity

Total equity was $37.2 million at September 30, 2003 and $36.9 million at December 31, 2002. This represents 17.8% and 18.7% of total assets at September 30, 2003 and December 31, 2002, respectively. The increase in equity over the period was due to continued profitable operations. During the nine months ended September 30, 2003 the Corporation paid three dividends totaling $.15 per share of common stock. These dividend payments reduced equity by $357,000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before the provision for loan losses for the quarter ended September 30, 2003 totaled $1.4 million and represented a decrease of $198,000 compared to the same period one year ago. The Corporation’s net interest margin decreased from 3.27% for the quarter ended September 30, 2002 to 2.91% for the quarter ended September 30, 2003. The net interest margin has been impacted by the current low market interest rates. During the quarter the Bank experienced continued loan refinancing to lower rates and limited investment opportunities without incurring an inordinate amount of interest rate risk. The decline in the net interest margin was offset by the increase of $24 million of average interest earning assets. Interest income from loans represented 93% of total interest income for the third quarter of 2003 compared to 96% for the same period in 2002.

Net interest income before the provision for loan losses for the nine months ended September 30, 2003 totaled $4.6 million and represented a decrease of $178,000 compared to the same period a year ago. The Corporation’s net interest margin declined to 3.16% for the nine months ended September 30, 2003 from 3.95% for the nine months ended September 30, 2002 for the same reasons mentioned in the preceding paragraph.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average daily balances.

	Nine Months Ended September 30,

	2003			2002

	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in Thousands)
Federal Funds sold and Overnight deposit	$23,706	$195	1.10%	$15,409	$194	1.67%
Trading assets	0	0	0	86	3	4.65
Investment securities	18,001	343	2.51	330	16	6.49
Other securities	3,134	111	5.13	2,578	119	6.17
Loans	150,887	8,568	7.59	144,782	9,389	8.67

Total earning assets	$195,728	9,217	6.30	$163,185	9,721	7.96

Demand and NOW accounts	$14,110	58	.55	$13,789	116	1.12
Money market accounts	10,036	95	1.27	10,715	148	1.85
Savings deposit	16,083	112	.93	17,498	173	1.32
Certificates of deposit	73,375	1,925	3.51	62,476	2,115	4.53
FHLB advances	56,987	2,388	5.60	51,145	2,352	6.15

Total interest-bearing liabilities	$170,591	4,578	3.59	$155,623	4,904	4.21

Net interest income		$3,199			$4,817

Net interest spread			2.71%			3.75%
Net interest margin			3.16%			3.95%

Provision for Loan Losses

The provision for loan losses was $135,000 for the quarter ended September 30, 2003 compared to $100,000 for the quarter ended September 30, 2002. The allowance for loan losses was $2,471,000 at September 30, 2003 and $1,735,000 at December 31, 2002. The allowance as a percent of gross loans was 1.7% and 1.2% at September 30, 2003 and December 31, 2002, respectively. Net charge-offs for the quarter ended September 30, 2003 totaled $131,000 compared to $93,000 for the quarter ended September 30, 2002. The increased charge-offs in 2003 were the result of more aggressive collection efforts and foreclosure activity to reduce the level of serious delinquencies.

The provision for loan losses for the nine months ended September 30, 2003 was $1.2 million compared to $277,000 for the same period in 2002. The increased provision was the result of increased charge offs in 2003 and the increase in non-performing loans, which is further discussed below. Net charge-offs for the nine months ended September 30, 2003 were $421,000 compared to $234,000 for the same period in 2002.

The following table presents non-performing assets and certain asset quality ratios at September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002

	(Dollars in thousands)

Non-performing loans	$2,948	$2,955
Real estate in judgment	942	1,136
Foreclosed and repossessed assets	1,460	923

Total non-performing assets	$5,350	$5,014

Non-performing loans to total loans	2.02%	2.04%
Non-performing assets to total assets	2.57%	2.53%
Allowance for loan losses to non-performing loans	83.82%	58.71%
Allowance for loan losses to loans receivable	1.67%	1.18%

Non-performing loans includes a $1.6 million loan relationship which was put on non-accrual status as of June 30, 2003. Two loans were made to fund the construction of a commercial building in southwest Michigan that has been completed. At September 30, 2003, $919,000 is owing on a 20 year fixed rate loan and $645,000 is owing on a one-year note. The $919,000 loan was 152 days delinquent as of September 30, 2003 and the $645,000 loan matured May 1, 2003 and was not paid or renewed at September 30, 2003. The Bank has a commitment through January 2004 from the Small Business Administration (SBA) to purchase the $645,000 loan. Due to current financial difficulties of the borrower, the SBA has not purchased the loan and has indicated it will not until the Borrower’s financial status improves. The entire loan relationship has been classified by management as “doubtful” as of September 30, 2003.

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

Noninterest Income

Noninterest income increased by $220,000 to $757,000 for the quarter ended September 30, 2003 as compared to $537,000 for the quarter ended September 30, 2002. Gain on sale of loans increased to $452,000 compared to $340,000 for the same period a year ago as mortgage banking activities have increased significantly. Other income increased by $57,000 as compared to the same period a year ago primarily because net losses on sale of real estate owned were $2,000 for the three months ended September 30, 2003 compared to $54,000 for the same period in 2002.

Noninterest income increased by $1.1 to $2.5 million for the nine months ended September 30, 2003 as compared to $1.3 million for the nine months ended September 30, 2002. The increase was primarily from increased gain on sale of loans which were $1.5 million for the nine months ended September 30, 2003 compared to $506,000 for the same period in 2002. The Bank expects the volume of loan refinancing to slow due to a rise in market interest rates during the quarter ended September 30, 2003, which will result in lower gain on sale of loans through the remainder of 2003.

Noninterest Expense

Noninterest expense decreased by $36,000 for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Salaries and benefits increased $44,000. Expense related to the Employee Stock Ownership Plan and the Recognition and Retention Plan were partially offset by decreases in wage expense and 401(k) employer contribution. Advertising and promotion decreased $25,000 and office supplies and forms decreased $75,000. These expenses were abnormally high during the three months ended September 30, 2002 due to the Company changing its name July 1, 2002. Professional services, which includes legal, accounting/auditing and stock-related expenses, increased $19,000 primarily due to additional services required as the result of being a public company.

Noninterest expense increased by $164,000 to $5.0 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Salaries and benefits increased $66,000 as expenses related to the Employee Stock Ownership Plan of $180,000 and the Recognition and Retention Plan of $96,000 as well as an increase of $20,000 in payroll taxes offset decreases in wage expense and 401(k) employer contribution. Mortgage banking increased by $150,000 for the nine months ended September 30, 2003. This increase was due to accelerated amortization of mortgage servicing rights associated with loans serviced for others that prepay. Professional services increased $157,000 for the reason above as well as adoption and shareholder approval of our Stock Option and Incentive Plan and Recognition and Retention Plan. Advertising and promotion decreased $33,000 and office supplies and forms decreased $67,000 for the same reasons noted above. Other general and administrative expenses decreased $48,000 for the nine months ended September 30, 2003 compared to the same period in 2002. This decrease was primarily due to a decrease in real estate owned expense to $66,000 for the nine months ended September 30, 2003 compared to $168,000 for the nine months ended September 30, 2002. This was offset by additional operating expense for the nine months ended September 30, 2003, primarily a one-time $28,000 fee paid to the State of Michigan due to the Company being a Maryland corporation.

Federal Income Tax Expense

The provision for federal income tax was 28% of pretax income for the nine months ended September 30, 2003 as compared to 35% for the nine months ended September 30, 2002. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the fluctuation of permanent book and tax differences such as non-deductible expenses as well as tax benefits recorded on the limited partnership investment in 2003.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At September 30, 2003, the total approved loan origination commitments outstanding including the unadvanced portion of construction loans amounted to $4.1 million. Unused commercial and consumer lines of credit were $5.5 million as of September 30, 2003; there were no outstanding letters of credit as of that date. Certificates of deposit scheduled to mature in one year or less at September 30, 2003 totaled $ 25.1 million. Based on historical experience, management believes that a significant portion of these certificates of deposit will remain with Monarch.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. At September 30, 2003 and based on current collateral levels, Monarch could borrow an additional $ 6.6 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $9.2 million during the nine-month period ended September 30, 2003 compared to a $20.0 million increase for the same period in 2002. Net cash provided by operating activities totaled $3.5 million for the nine months ended September 30, 2003 as compared to net cash used in operating activities of $1.0 million for the nine months ended September 30, 2002. Net cash used in investing activities totaled $3.3 million for the nine months ended September 30, 2003 as compared to net cash used in investing activities of $6.5 million for the nine months ended September 30, 2002. The primary reason for this fluctuation was there was $1.1 million less cash used for loans during the nine months ended September 30, 2003 as compared to the same period in 2002 and there was $1.8 million cash used for the loan to the ESOP in 2002. Net cash provided by financing activities totaled $9.0 million for the nine months ended September 30, 2003, due to increases in deposits and the proceeds from additional borrowings. Net cash provided by financing activities totaled $27.6 million for the nine months ended September 30, 2002 due primarily to the issuance of common stock ($22 million) and borrowings of $11 million.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of September 30, 2003, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of September 30, 2003 were as follows: tangible capital, 13.7%; leverage capital, 13.7%; and total risk-based capital, 24.1%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively. The Bank anticipates it will remain “well capitalized” after the consummation of the merger with Marshall Savings Bank (MSB Financial) which is expected to be completed in the first quarter of 2004.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2003, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

     See the index to exhibits.

(b)	Reports on Form 8-K

(1)	On September 5, 2003 the Registrant filed a Current Report on Form 8-K related to its announcement of its proposed purchase of MSB Financial, Inc. pursuant to which MSB Financial, Inc. will be merged with and into Registrant.

(2)	On September 26, 2003 the Registrant filed a Current Report on Form 8-K related to the execution of an Amended and Restated Agreement and Plan of Merger to make certain technical revisions to the previously executed Agreement and Plan of Merger.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date: October 30, 2003	By:	/s/ John R. Schroll John R. Schroll President and Chief Executive Officer

Date: October 30, 2003	And:	/s/ William C. Kurtz William C. Kurtz Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.
32	Section 1350 Certification.