Form 10KSB
period 2003-12-31
MONARCH COMMUNITY BANCORP INC
filed 2004-03-22
CIK 1169769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-49814.

MONARCH COMMUNITY BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Maryland	04-3627031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 North Willowbrook Road, Coldwater, Michigan	49036
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (517) 278-4566

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X]   NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had $15.0 million in revenues for the year ended December 31, 2003.

     As of February 25, 2004, there were issued and outstanding 2,399,550 shares of the issuer’s common stock. The aggregate market value of the common stock held by non-affiliates of the issuer, computed by reference to the closing price of such stock as of February 24, 2004, was approximately $37.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in April 2004.

PART I

ITEM 1. Business

General

     Monarch Community Bancorp, Inc. (“Company”) was incorporated in March 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (“Monarch” or the “Bank”), formerly known as Branch County Federal Savings and Loan Association. The Bank converted to a stock savings institution effective August 29, 2002. In connection with the conversion, the Company sold 2,314,375 shares of its common stock in a subscription offering.

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

     The Bank is a federally chartered and insured stock savings institution with five full service offices and one drive-through only office. The Bank’s deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator. The Bank has a website at http://www.monarchcommunitybank.com. References in this Form 10-KSB to “we”, “us”, and “our” refer to the Company and/or the Bank as the context requires. Our common stock trades on The NASDAQ SmallCap Market under the symbol “MCBF.”

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

     Our revenues are derived principally from interest on loans, investment securities and overnight deposits, as well as from sales of loans and fees and charges on deposit accounts.

     We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with varied terms ranging from six months to 60 months. We solicit deposits in our market area and utilize brokered deposits.

     At December 31, 2003, we had total assets of $203.1 million, deposits of $107.2 million and stockholders’ equity of $37.4 million.

Forward-Looking Statements

     This document, including information incorporated by reference, future filings by Monarch Community Bancorp on Form 10-QSB and Form 8-K and future oral and written statements by Monarch Community Bancorp and its management may contain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of Monarch Community Bancorp and Monarch. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain and we disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, changes in the relative difference between short and long-term interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, including levels of non-performing assets, demand for loan products, deposit flows, competition, demand for financial services in our market area, our operating costs and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

Market Area

     Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch and Hillsdale Counties. As of June 30, 2003, we had a 20.0% market share of FDIC-insured deposits in Branch County, and a 2.9% market share of FDIC-insured deposits in Hillsdale County, ranking us third and sixth, respectively, in those counties among all insured depository institutions. We have expanded our lending activities to Jackson counties and intend to expand to Calhoun County; however, we do not expect this expansion to significantly affect the composition of our loan portfolio.

     The local economy is based primarily on manufacturing and agricultural. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.

Lending Activities

     General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2003, our net loan portfolio totaled $141.2 million, which constituted 69.5% of our total assets.

     Loans up to $300,000 may be approved by loan officers and loans up to $500,000 may be approved by the President, within individual lending limits set by the board of directors. Loans over $500,000 must be approved by the full board of directors. During 2002, an Officer Loan Committee was formed to further manage the risk on new loans. Applications for loans that would be considered sub-prime cannot be approved by individual loan officers and must be presented to the Officer Loan Committee for review and approval. At December 31, 2003, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities was $4.6 million. At that date we had 10 loan relationships in excess of $1.0 million.

     Our largest loan relationship was originated in October 2002 with a commitment totaling $3.0 million. The loan is for the construction of a hotel in Grand Rapids, Michigan. The construction is in the final stages and the balance of the loan was $2.5 million at December 31, 2003.

     Our second largest loan relationship, originated via a series of loans in 2002 and 2003, totals $2.2 million and is for the construction of, and investment in, single-family residences in southwest Michigan.

     Our third largest loan relationship was originated in May 2003 and is a loan secured by a major franchise motel in northern Indiana. The loan has a $2.0 million balance at December 31, 2003 and is a 20 year, adjustable rate mortgage.

     Our fourth largest loan relationship was originated in October 2001 with a commitment totaling $1.6 million. The loan was to fund the construction of a commercial building in southwest Michigan that is now completed and occupied. At December 31, 2003, $918,000 is owing on a 21 year, fixed rate loan which is eight payments behind. $645,000 is owing on a one-year note which matured May 2003. The Bank is discussing a workout agreement with the borrower. We believe the borrower’s revenue stream is improving and if it continues to improve, we anticipate Small Business Administration (SBA) will fund a debenture which will payoff the $645,000 note.

     We also have six other loan relationships between $1.0 million and $1.4 million totaling $7.7 million at December 31, 2003. These loan relationships are with commercial enterprises and their related entities operating in southern Michigan and northern Indiana and all of the loans are current and performing in accordance with their terms as of December 31, 2003.

     Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Real Estate Loans:
One-to four-family	$93,056	64.5%	$100,234	68.0%
Multi-family	485	0.3	172	0.1
Commercial	22,728	15.8	17,801	12.1
Construction or development	9,451	6.5	7,177	4.9

Total real estate loans	125,720	87.1	125,384	85.1
Other loans:
Consumer loans:
Automobile	1,546	1.1	2,233	1.5
Home equity	9,613	6.7	11,629	7.9
Manufactured housing	930	0.6	1,274	0.9
Other	3,795	2.6	4,655	3.1

Total consumer loans	15,884	11.0	19,791	13.4
Commercial Business Loans	2,695	1.9	2,130	1.5

Total other loans	18,579	12.9	21,921	14.9

Total Loans	144,299	100.0%	147,305	100.0%

Less:
Allowance for loan losses	2,618		1,735
Net deferred loan fees	454		406
Loans in process	2		2

Total Loans, net	$141,225		$145,162

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
Fixed-Rate Loans
Real Estate Loans:
One-to four-family	$67,158	46.5%	$85,224	57.9%
Multi-family	168	0.1	172	0.1
Commercial	15,381	10.7	13,903	9.4
Construction or development	8,374	5.8	6,943	4.7

Total real estate loans	91,081	63.1	106,242	72.1
Consumer	14,653	10.2	19,791	13.4
Commercial business	1,478	1.0	1,427	1.0

Total fixed-rate loans	107,212	74.3	127,460	86.5
Adjustable-rate loans
Real Estate Loans:
One-to four-family	25,897	18.0	15,010	10.2%
Multi-family	317	0.2	—	—
Commercial	7,347	5.1	3,898	2.7
Construction or development	1,077	0.7	234	0.1

Total real estate loans	34,638	24.1	19,142	13.0
Consumer	1,232	0.9	—	—
Commercial business	1,217	0.8	703	0.5

Total adjustable-rate loans	37,087	25.8	19,845	13.5

Total Loans	144,299	100.0%	147,305	100.0%

Less:
Allowance for loan losses	2,618		1,735
Net deferred loan fees	454		406
Loans in process	2		2

Total Loans, net	$141,225		$145,162

     The following table illustrates the contractual maturity of our loan portfolio at December 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

			Real Estate
			Multi-family and		Construction or				Commercial
	One-to-Four Family		Commercial		Development		Consumer		Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
						(Dollars in Thousands)
Due to Mature:
One year or less (1)	$4,175	7.11%	$1,881	6.70%	$8,371	5.31%	$2,179	8.77%	$1,254	5.54%	$17,860	6.32%
After one year through five years	3,374	7.18%	$8,453	7.22%	262	7.52%	8,075	8.55%	1,265	5.36%	21,429	7.61%
After five years	85,507	7.11%	12,879	6.61%	818	8.57%	5,630	8.77%	176	7.93%	105,010	7.15%

	$93,056		$23,213		$9,451		$15,884		$2,695		$144,299

(1)	Includes demand loans.

     The total amount of loans due after December 31, 2003 which have predetermined interest rates is $91.9 million while the total amount of loans due after such date which have floating or adjustable rates is $34.4 million.

One- to Four-Family Residential Real Estate Lending. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2003, one- to four-family residential mortgage loans totaled $93.0 million, or 64.5% of our gross loan portfolio.

     Since 1985, we have originated sub-prime residential mortgage loans. Our definition of sub-prime lending is substantially similar to regulatory guidelines. We review a borrower’s credit score, debt to income ratio and the loan to value ratio of the collateral in determining whether a loan is sub-prime.

     Beginning in 2003 we adopted a loan risk grading system for all one- to four-family residential loans. This risk grading system resulted in a revised definition of “sub-prime” loans. The risk grading system provides that all loans with a credit score of less than 660 shall be considered for potential sub-prime classification. For a loan with a credit score between 600 and 660, loan-to-value ratio, debt-to-income ratio and the borrower’s history with the Bank will determine whether or not the loan is classified as sub-prime. The risk grading system also allows for loans that were originally classified as sub-prime to be upgraded and removed from sub-prime status if the loan has had no delinquent payments for a period of two years. The grading system also requires that non sub-prime loans which had a credit score of 660 or less and become 60 days delinquent be reclassified to sub-prime. Management periodically reviews our loan portfolio to determine which loans between the 600 and 660 credit scores should be classified as sub-prime and which currently classified sub-prime loans can be upgraded because the loan has had no delinquent payments for the last two years. During 2003 these reviews did not cause a material increase or decrease in the total number of loans classified as sub-prime.

     At December 31, 2003, $20.0 million, or 19.7% of our residential mortgage loans were classified as sub-prime loans as compared to $18.4 million, or 18.4% at December 31, 2002. The increase was due to the revised definition discussed above and our continued origination of sub-prime residential mortgage loans. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2003, $240,000, or 62.5%, of our total net charge-offs of $384,000 were due to sub-prime loans. See “Asset Quality.”

     We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 102% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 85%, we generally require private mortgage insurance to reduce our credit exposure below 80%. Properties secured by one- to four-family loans are appraised by licensed appraisers. We obtain title insurance and require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements.

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

     Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During the years ended December 31, 2003 and December 31, 2002, we originated $15.1 million and $5.5 million of one- to four-family ARM loans, respectively, and $79.7 million and $74.1 million of one- to four-family fixed-rate mortgage loans, respectively.

     Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using secondary market underwriting guidelines, although we retain in our portfolio those loans which do not qualify for sale in the secondary market. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

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

     ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. In past periods of rising interest rates we have not experienced difficulty with the payment history for these loans. See “- Asset Quality — Non-performing Assets” and “— Classified Assets.”

     Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential development projects, residential rental properties, golf courses, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2003, multi-family and commercial real estate loans totaled $23.2 million or 16.1% of our gross loan portfolio.

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

     Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. We generally require personal guarantees of the borrowers in addition to the security property as collateral for these loans. When legally permitted we require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are generally performed by independent state licensed fee appraisers approved by the board of directors. See “- Loan Originations, Purchases, Sales and Repayments.”

     We do not generally maintain an insurance escrow account for loans secured by multi-family and commercial real estate, although we may maintain a tax escrow account for these loans. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information.

     Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality — Non-performing Loans.”

     Construction and Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2003, we had $9.5 million in construction and development loans outstanding, representing 6.5% of our gross loan portfolio.

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

     Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. In addition, a few construction loans have been structured to allow payment of interest from loan proceeds which can make it difficult to monitor the progress of a project.

     Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2003, our consumer loan portfolio totaled $15.9 million, or 11.0% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, boat and recreational vehicle loans, manufactured housing loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.

     Our home equity loans, including lines of credit, totaled $9.6 million, and comprised 6.7% of our gross loan portfolio at December 31, 2003. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity loans may be up to 15 years. Home equity lines of credit have a maximum term to maturity of five years and have fixed and adjustable interest rates. We began offering home equity lines of credit with variable interest rates in 2002. No principal payments are required on home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

     We originate auto loans, boat and recreational vehicle loans and manufactured housing loans on a direct basis and boat and recreational vehicle loans on an indirect basis beginning in 2001. We generally buy indirect loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is expensed as the dealer is paid. Any prepayments within 180 days of the loan date are charged back to the dealer and offset by future amounts owed to that dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

     We underwrite indirect loans using the Fair-Isaacs credit scoring system, a widely used credit evaluation system. We generally do not approve indirect loans which would be considered “subprime” in accordance with our loan grading system. We had $1.8 million of indirect consumer loans at December 31, 2003. We intend to continue indirect consumer lending.

     Auto loans totaled $1.5 million at December 31, 2003, or 1.1% of our gross loan portfolio. Auto loans may be written for up to six years and have fixed rates of interest. Loan to value ratios can be up to 100% of the sales price for new autos and 100% of wholesale value on used cars, based on valuation from official used car guides.

     Manufactured housing loans totaled $930,000 at December 31, 2003, or ..6% of our gross loan portfolio. This amount is down significantly over the last three years, due to a change in our loan policy regarding these types of loans. Manufactured housing loans are currently offered only on an exception basis with approval by the Officer Loan Committee.

     We originate direct sub-prime consumer loans, using the same definition as residential mortgage loans. At December 31, 2003, $3.3 million, or 20.1%, of our consumer loan portfolio were sub-prime loans.

     Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles, boats, manufactured housing and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Commercial Business Lending. At December 31, 2003, commercial business loans comprised $2.7 million, or 1.9% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

     The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are issued on a secured basis. At December 31, 2003, there were no standby letters of credit outstanding.

     Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans.

     Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Our commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders and other customers, our marketing efforts, and our existing and walk-in customers. We also originate consumer loans through relationships with dealerships. While we originate adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. During the last several years, due to low market interest rates, our dollar volume of fixed-rate, one- to four-family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. We sell a portion of the conforming, fixed rate, one- to four-family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. We may purchase residential loans and commercial real estate loans from time to time. We are currently seeking outlets for some of the sub-prime residential loans we originate.

     In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	December 31,
	2003	2002
Originations by type:
Real Estate:
One-to-four family	$94,757	$79,658
Multi-family	318	—
Commercial	10,038	8,916
Construction or development	13,194	4,142

Total real estate loans	118,307	92,716
Consumer Loans:
Automobile	725	1,046
Home Equity	6,043	6,544
Mobile Homes	59	94
Other	1,869	3,183
Commercial business	2,056	871

Total loans originated	129,059	104,454
Sales and Repayments:
One-to-four family loans sold	59,783	35,547
Principal repayments	72,282	61,577

Total reductions	132,065	97,124
Increase (decrease) in other items, net	931	(121)

Net increase (decrease) in loans, net	$(3,937)	$7,451

Asset Quality

     When a borrower fails to make a payment on a mortgage loan on or before the due date, a late notice is mailed 10 to 15 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. Additionally, each week the collections department gives each loan officer a list of his or her loans that are 30 days past due. The loan officer attempts to contact the borrower to determine the reason for the delinquency and to urge the borrower to bring the loan current. Once the loan becomes 45 days delinquent, a letter is sent to the borrower requesting the borrower to bring the loan current, or, if that is not possible, to fill out and return a financial information update form. If the update is returned, the senior collector determines if the borrower exhibits an ability to repay, and, if so, brings the file to the Delinquency Committee for a decision whether to forbear collection action to allow the borrower to demonstrate the ability to make timely payments and/or establish an acceptable repayment plan to bring the loan current. If the borrower makes timely payments for a period of at least six months but does not appear to have the ability to bring the loan current, the file is given to a loan officer to obtain a new loan application from the borrower for the purpose of rewriting the loan in accordance with established loan policy. If the financial information update is not returned, or if the senior collector determines that the borrower no longer has the ability to repay the loan, or the Delinquency Committee declines to forbear collection activity, then when the loan becomes 60 days delinquent, the file is reviewed by the Delinquency Committee and the foreclosure process is begun by the sending of a notice of intent to foreclose. If during a period of forbearance the borrower fails to make timely payments, the Delinquency Committee reviews the loan and the foreclosure process commences unless extenuating circumstances exist. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collector may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. All loans over 90 days delinquent are handled by the senior collections officer until the delinquency is resolved or foreclosure occurs.

     For consumer loans a similar collection process is followed. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure due to the nature of the collateral. Commercial loan collections are handled by our President and our staff attorney. The nature these loans dictates that collection procedures are adjusted to suit each situation.

     Delinquent Loans. The following tables set forth our loan delinquencies by type, number, amount and percentage of type at the dates indicated:

				December 31, 2003
				Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
				(Dollars in Thousands)
Real Estate
One-to four-family	16	884	0.95%	10	768	0.83%	26	1,652	1.78%
Multi-family	—	—	0.00%	1	317	65.36%	1	317	65.36%
Commercial	2	819	3.60%	5	1,558	6.85%	7	2,377	10.46%
Construction or development	—	—	0.00%	1	645	6.82%	1	645	6.82%

Total real estate loans	18	1,703	1.35%	17	3,288	2.62%	35	4,991	3.97%
Consumer	10	62	0.39%	10	228	1.44%	20	290	1.83%
Commercial Business	2	107	3.97%	2	89	3.30%	4	196	7.27%

Total	30	$1,872	1.30%	29	$3,605	2.50%	59	5,477	3.80%

				December 31, 2002
				Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
				(Dollars in Thousands)
Real Estate
One-to four-family	71	$4,137	4.13%	33	$1,913	1.91%	104	$6,050	6.03%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	4	326	1.83%	4	553	3.11%	8	879	4.94%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	75	4,463	3.56%	37	2,466	1.97%	112	6,929	5.53%
Consumer	19	224	1.13%	8	122	0.62%	27	346	1.75%
Commercial Business	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total	94	$4,687	3.18%	45	$2,588	1.76%	139	$7,275	4.94%

     Non-Performing Assets. The table below sets forth the amounts and categories of the Bank’s non-performing assets. Loans are placed on non-accrual status when the loan is delinquent at least 90 days unless it is in the process of foreclosure. For all years presented, the Bank had no troubled debt restructurings that involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2003	2002
	(Dollars in Thousands)
Non-accruing loans:
One-to four family	$908	$1,372
Multi-family	318	—
Commercial real estate	1,558	211
Construction or development	645	—
Consumer	101	55
Commercial business	89	—

Total	3,619	1,638
Accruing loans delinquent 90 days or more:
One-to four family	—	864
Multi-family	—	—
Commercial real estate	—	342
Construction or development	—	—
Consumer	127	111
Commercial business	—	—

Total	127	1,317
Foreclosed and repossessed assets:
One-to four family (1)	2,177	2,022
Multi-family	—	—
Commercial real estate	—	—
Construction or development	—	—
Consumer	47	37
Commercial business	—	—

Total	2,224	2,059

Total non-performing assets	$5,970	$5,014

Total as a percentage of total assets	2.94%	2.53%

(1)	Includes $1.1 million in real estate in judgment and subject to redemption at both December 31, 2003 and 2002.

     For the years ended December 31, 2003 and 2002, respectively, there was $166,000 and $37,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

     Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2003, there were also four loan relationships totaling an aggregate of $3.0 million with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of these loans in the non-performing asset categories.

     These loans have been considered in management’s determination of the adequacy of our allowance for loan losses and are included in the commercial category in the table on page 22.

     The first loan relationship is a commercial real estate loan with a balance of $780,000 at December 31, 2003. This loan is secured by a golf course in southwest Michigan and is current as of December 31, 2003.

     The second loan relationship is a series of commercial real estate loans totaling $853,000, originated in 1996 for the purpose of developing residential building lots in southwest Michigan. At December 31, 2003, 63% of the lots were sold. We have personal guarantees from the borrowers for 98% of the loan amount. At December 31, 2003 all the loans associated with this relationship are current.

     The third loan relationship is a series of four loans to one borrower totaling $1.2 million at December 31, 2003 for the development of residential building lots in southwest Michigan. At December 31, 2003 all the loans associated with this relationship are current.

     The fourth loan relationship is a loan on residential rental real estate totaling $113,000 at December 31, 2003. This loan was delinquent 30 days at December 31, 2003.

     Classified Assets. Federal regulations provide for the classification of loans, foreclosed and repossessed assets and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2003, we had classified $6.3 million of our assets as substandard, $2.1 million as doubtful and none as loss. The total amount classified represented 29.6% of the Bank’s equity capital and 4.3% of the Bank’s assets at December 31, 2003. The allowance for loan losses at December 31, 2003 includes $645,000 and $1.1 million related to substandard and doubtful loans, respectively. At December 31, 2003, $3.4 million and $2.1 million of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality - Delinquent Loans.”

     Provision for Loan Losses. We recorded a provision for loan losses of $1.3 million for the year ended December 31, 2003 compared to $397,000 for the year ended December 31, 2002. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “— Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 2003 and 2002 - Provision for Loan Losses” for a discussion of the reasons for the increased provision in 2003.

     Allowance for Loan Losses. The allowance is based on regular, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances for identified problem loans and portfolio segments. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of these loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

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

     At December 31, 2003, our allowance for loan losses was $2.6 million or 1.81% of the total loan portfolio and approximately 69.9% of total non-performing loans. Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, covers all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. The following table summarizes activity in the allowance for loan losses for the years ending:

	December 31,
	2003	2002
Balance at beginning of year	$1,735	$1,683
Charge-offs:
One-to four family	435	415
Multi-family	—	—
Commercial real estate	—	1
Construction or development	15	—
Consumer	121	152
Commercial business	—	—

Total	571	568
Recoveries:
One-to four family	156	135
Multi-family	—	—
Commercial real estate	—	—
Construction or development	—	—
Consumer	32	88
Commercial business	—	—

Total	188	223

Net charge-offs	383	345
Additions charged to operations	1,266	397

Balance at end of year	$2,618	$1,735

Ratio of net charge-offs during the year to average loans outstanding during the year	0.26%	0.24%

Allowance as a percentage of non-performing loans	69.89%	58.71%

Allowance as a percentage of total loans (end of year)	1.81%	1.18%

     The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2003			2002
	Amount of	Loan	Percentage	Amount of	Loan	Percentage
	Loan Loss	Amounts by	of	Loan Loss	Amounts by	of
	Allowance	Category (1)	Allowance	Allowance	Category (1)	Allowance
One-to four-family (2)	$624	$94,138	23.8%	$805	$101,370	46.4%
Multi-family and non-residential real estate	1,239	23,213	47.3%	686	17,973	39.5%
Construction or development	507	9,451	19.4%	33	7,177	1.9%
Consumer	173	15,884	6.6%	201	19,791	11.6%
Commercial business	75	2,695	2.9%	10	2,130	0.6%

	$2,618	$145,381	100.0%	$1,735	$148,441	100.0%

(1) Loan categories are based on the type of loan as opposed to the underlying collateral, which is the basis for other loan tables presented in this document.

(2) One-to four-family loan amounts include real estate in judgment and subject to redemption of $1.1 million at both December 31, 2003 and 2002.

Investment Activities

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

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

     The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management and Market Risk.”

     Our investment portfolio consists of U.S. Treasury, U.S. government agency securities, municipal bonds and overnight deposits. This provides us with flexibility and liquidity. We also have a limited amount of mortgage-backed securities. See Notes 2 and 3 of the Notes to Consolidated Financial Statements.

     In 2001 we invested in a limited partnership that was organized to construct, own and operate low and moderate income multi-family housing units located in Coldwater, Michigan. We have invested $1.5 million in this project and it is complete and occupied as of December 31, 2003. We expect the project to incur operating losses primarily due to the accelerated depreciation of assets. Accordingly, the return on this investment will be in the form of tax credits and deductions, which we began receiving in 2002. We are accounting for our investment in this project on the equity method. We will record our share of losses as reductions to our investment in the project. The tax credits will eventually reduce the recorded amount of the investment to zero. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding our limited partnership investment.

     The following table sets forth the composition of our securities portfolio at the dates indicated.

		2003			2002
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
			(Dollars in Thousands)
Available-for-sale securities:
U.S. treasury obligations	$5,177	$5,230	26.2%	$3,310	3,338	19.1%
U.S. government agency obligations	10,662	10,687	53.6%	10,246	10,312	59.2%
Obligations of states and political subdivisions	3,697	3,731	18.7%	3,505	3,510	20.1%

Total available-for-sale securities	$19,536	$19,648	98.5%	$17,061	$17,160	98.4%
Held-to-maturity securities:
Municipal security	$286	$302	1.5%	$274	275	1.6%

Total investment securities	$19,822	$19,950	100.0%	$17,335	$17,435	100.0%

     The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2003 are indicated in the following table.

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
				(Dollars in Thousands)
Available-for-sale securities:
U.S. treasury obligations	$—	0.00%	$5,177	2.21%	$—	0.00%	$—	0.00%	$5,177	$0
U.S. government agency obligations	4,552	2.46%	5,065	2.34%	1,045	3.57%	—	0.00%	10,662	2.51%
Obligations of states and political subdivisions	1,269	2.68%	2,428	3.00%	—	0.00%	—	0.00%	3,697	2.90%

Total available-for-sale securities	5,821	2.50%	12,670	2.42%	1,045	3.57%	—	0.00%	19,536	2.50%
Held-to-maturity securities:
Municipal security	—	0.00%	—	0.00%	—	0.00%	286	6.55%	286	6.55%

Total investment securities	$5,821	2.50%	$12,670	2.42%	$1,045	3.57%	$286	6.55%	$19,822	2.56%

Sources of Funds

     General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.

     Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted and continue to utilize brokered deposits. At December 31, 2003 we had $25.3 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds which may be less costly than local deposits or borrowings. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

     The following table sets forth our deposit flows during the periods indicated.

	Year Ended
	December 31,
	2003	2002
	(Dollars in Thousands)
Opening balance	$106,744	$105,698
Net deposits (withdrawals)	(2,385)	(2,343)
Interest credited	2,881	3,389

Ending balance	$107,240	$106,744

Net increase	$496	$1,046

Percent increase	0.46%	0.99%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated.

	Year Ended December 31,
	2003		2002
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest bearing accounts	$4,183	3.9%	$3,046	2.9%
Savings accounts	15,889	14.8%	15,274	14.3%
NOW accounts	9,275	8.6%	9,596	9.0%
Money market accounts	10,909	10.2%	9,868	9.2%

Total transaction and savings	$40,256	37.5%	$37,784	35.4%
Certificates:
0.00-1.99%	15,080	14.1%	9,019	8.4%
2.00-3.99%	27,749	25.9%	27,616	25.9%
4.00-5.99%	21,514	20.1%	26,908	25.2%
6.00-7.99%	2,641	2.5%	5,417	5.1%

Total certificates	66,984	62.5%	68,960	64.6%

Total deposits	$107,240	100.0%	$106,744	100.0%

     The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2003.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or less	Months	Months	Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$6,643	$6,001	$11,202	$24,006	$47,852
Certificates of deposit of $100,000 or more	2,087	1,572	5,628	9,845	19,132

Total certificates of deposit	$8,730	$7,573	$16,830	$33,851	$66,984

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2003.

	0.00-	2.00-	4.00-	6.00-		Percent
	1.99%	3.99%	5.99%	7.99%	Total	of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2004	5,606	592	2,229	303	8,730	13.0%
June 30, 2004	5,412	510	1,453	198	7,573	11.3%
September 30, 2004	2,229	1,777	3,695	100	7,801	11.6%
December 31, 2004	1,475	4,167	3,114	373	9,129	13.6%
March 31, 2005	96	4,152	474	890	5,612	8.4%
June 30, 2005	203	456	592	287	1,538	2.3%
September 30, 2005	—	2,166	4	231	2,401	3.6%
December 31, 2005	59	6,287	—	72	6,418	9.6%
March 31, 2006	—	3,218	909	187	4,314	6.4%
June 30, 2006	—	234	445	—	679	1.0%
September 30, 2006	—	393	1,085	—	1,478	2.2%
December 31, 2006	—	279	478	—	757	1.1%
Thereafter	—	3,518	7,036	—	10,554	15.8%

Total	$15,080	$27,749	$21,514	$2,641	$66,984	100.0%

Percent of total	22.51%	41.43%	32.12%	3.94%

     Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis.

     We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2003, we had $57.3 million in Federal Home Loan Bank advances outstanding. See Note 9 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.

     The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended
	December 31,
	2003	2002
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$57,500	$55,500

Average Balance:
FHLB advances	$57,111	$51,679

     The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2003	2002
	(Dollars in Thousands)
FHLB advances	$57,384	$52,500

Weighted average interest rate of FHLB advances	5.51%	5.72%

Subsidiary and Other Activities

     As a federally chartered savings bank, we are permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets, or $3.9 million at December 31, 2003, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

     At December 31, 2003, the Bank had one active subsidiary, Community Services Group, Inc., and our total investment in this subsidiary was $816,000 which consisted principally of deposits in Monarch.

Competition

     We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers, including non-local Internet based and telephone based competition. Other savings institutions, commercial banks, credit unions and finance companies, including non-local Internet based entities, also provide vigorous competition in consumer lending.

Employees

     At December 31, 2003, we had a total of 63 employees, including one part-time employee. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Bad Debt Reserves. Prior to the Small Business Job Protection Act, the Bank was permitted to establish a reserve for bad debts under the percentage of taxable income method and to make annual additions to the reserve utilizing that method. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations of the Bank’s size may now use the experience method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires the Bank to recapture, over a six year period, the excess of tax bad debt reserves at December 31, 1997 over those established as of the base year reserve balance as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2003 for the Bank was $92,000 and that will be recaptured with the filing of our 2003 Federal tax return.

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

State Taxation

     The State of Michigan imposes a Single Business Tax (“SBT”), which is an annual value-added tax imposed on the privilege of doing business in the state. Every person with business activity in Michigan is subject to the tax. Most organizations exempt from federal income tax are also exempt from the SBT. The major components of the SBT base are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. An investment tax credit is claimed for the acquisition of qualifying tangible assets physically located in Michigan. Effective January 1, 2002, the SBT rate is 1.9%. Legislation passed in 1999 eliminates the SBT over a 23 year period. The elimination of the SBT will be accomplished by an annual rate reduction of 0.1 percentage point beginning January 1, 1999 and on each January 1 after 1999. Barring certain conditions, the SBT should be fully phased out as of January 1, 2021. The tax returns of the Bank for the past four years are open to audit by the Michigan taxation authorities. No returns are being audited by the Michigan taxation authority at the current time.

     Other applicable state taxes include generally applicable sales, use and real property taxes.

Regulation and Supervision

     General. Monarch Community Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation, primarily by the Office of Thrift Supervision, and oversight extending to all its operations. The Bank is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). As the holding company of the Bank, Monarch Community Bancorp is also subject to federal regulation by the Office of Thrift Supervision and oversight which is designed to protect subsidiary savings associations, like the Bank. The deposits of the Bank are insured by the FDIC. The Bank is a member of the Savings Association Insurance Fund or the “SAIF”, which together with the Bank Insurance Fund or the “BIF” are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Banks. The Office of Thrift Supervision has extensive authority over the operations of savings banks. As part of this authority, the Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the association’s total assets, to fund the operations of the Office of Thrift Supervision. The Bank’s Office of Thrift Supervision assessment for the fiscal year ended December 31, 2003 was $58,924.

     The Office of Thrift Supervision also has extensive enforcement authority over all federal savings banks and their holding companies, including the Bank and Monarch Community Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

     The investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For instance, no savings bank may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal savings banks in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings banks are also generally authorized to branch nationwide.

     The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2003, the Bank’s lending limit under this restriction was $4.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and the insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate the deposit insurance if it determines that the bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets (“Tier 1 risk-based capital”) of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     FDIC-insured institutions are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980’s. Currently, the rate established by the FDIC for this purpose is 1.68 basis points per dollar of SAIF deposits and BIF deposits.

     Regulatory Capital Requirements. Federally insured savings banks, such as the Bank, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings banks. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     The Office of Thrift Supervision capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2003, the Bank did not have any intangible assets.

     At December 31, 2003, the Bank had tangible capital of $27.4 million, or 14.2% of adjusted total assets, which is approximately $24.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     As a result of the prompt corrective action provisions discussed below, a savings bank must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At December 31, 2003, the Bank had no intangible assets which were included in core capital.

     At December 31, 2003, the Bank had core capital equal to $27.4 million, or 14.2% of adjusted total assets, which is $19.6 million above the requirement of 4% as in effect on that date.

     The Office of Thrift Supervision risk-based requirement requires savings banks to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings bank to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2003, the Bank had $2.6 million of loan and lease loss allowances which exceeded 1.25% of risk-weighted assets by $1.1 million.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and reciprocal holdings of qualifying capital instruments. The Bank had no exclusions from capital and assets at December 31, 2003.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On December 31, 2003, the Bank had total risk-based capital of $28.9 million (including $27.4 million in core capital and $1.5 million in qualifying supplementary capital) and risk-weighted assets of $117.0 million, or total capital of 24.66% of risk-weighted assets. This amount is $19.5 million above the 8% requirement in effect on that date.

     Under the prompt corrective action regulations, the Office of Thrift Supervision and the FDIC are authorized, and under certain circumstances required, to take certain actions against savings banks that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized” bank (generally defined to be one with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any undercapitalized bank must submit a capital restoration plan and until the plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another bank, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized banks.

     The Office of Thrift Supervision is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the association is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Monarch Community Bank may have a substantial adverse effect on its operations and profitability.

     Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations generally permit a federal savings bank to pay dividends in any calendar year equal to net income for that year plus retained earnings for the preceding two years. Monarch Community Bank is in compliance with this requirement.

     Liquidity. All savings banks, including Monarch Community Bank, are required to maintain a sufficient level of liquid assets to ensure their safe and sound operation. For a discussion of what Monarch Community Bank includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Commitments” included in this Annual Report.

     Qualified Thrift Lender Test. All savings banks, including Monarch Community Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings bank to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2003, Monarch Community Bank met the test and has always met the test since its inception.

     Any savings bank that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If a savings bank does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If the savings bank has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings bank and a national bank. It is limited to national bank branching rights and it is subject to national bank limits for payment of dividends. If the savings bank has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. If any savings bank that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See “- Holding Company Regulation.”

     Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the Office of Thrift Supervision, in connection with the examination of Monarch Community Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Monarch Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision.

     Due to the heightened attention being given to the CRA in recent years, Monarch Community Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 2001 and received a rating of “satisfactory.”

     Transactions with Affiliates. Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank’s capital and must be secured by eligible collateral. Affiliates of the Bank include Monarch Community Bancorp and any company which is under common control with the Bank. In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings banks as affiliates on a case by case basis.

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

     Holding Company Regulation. Pursuant to regulations of the Office of Thrift Supervision and the terms of Monarch Community Bancorp’s Maryland charter, the purpose and powers of Monarch Community Bancorp are to pursue any or all of the lawful objectives of a savings and loan holding company and to exercise any of the powers accorded to a savings and loan holding company.

     If the Bank fails the qualified thrift lender test, Monarch Community Bancorp must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, (unless the Bank requalifies under the test) Monarch Community Bancorp must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See “- Qualified Thrift Lender Test.”

     Federal Securities Law. The common stock of Monarch Community Bancorp is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Monarch Community Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Exchange Act.

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2003, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “- Liquidity.”

     Savings banks are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. Monarch Community Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2003, the Bank had $3.0 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

     Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Exchange Act. Given the extensive role of the Securities and Exchange Commission in implementing rules relating to many of the SOA’s new requirements, the final scope of many of these requirements remains to be determined.

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

     The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	expedited filing requirements for Form 4s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board

•	auditor independence

•	various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which became effective from within 30 days to one year from enactment. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

ITEM 2. Description of Property

     At December 31, 2003, we had five full service offices and one drive-through only facility. At December 31, 2003, we owned all of our offices. The net book value of our investment in premises and equipment, excluding computer equipment, was $4.2 million at December 31, 2003.

     We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

     The following table provides information regarding our office and other facilities.

			December 31, 2003
		Owned/	Net Book Value
Location	County	Leased	(Building)
	(Dollars in Thousands)
Main Office
375 North Willowbrook Road	Branch	Owned	$2,650
Coldwater, Michigan 49036

Branch Offices
30 West Chicago Street	Branch	Owned	101
Coldwater, Michigan 49036
365 N. Broadway	Branch	Owned	58
Union City, Michigan 49094
1 West Carleton Road	Hillsdale	Owned	471
Hillsdale, Michigan 49242
125 West Chicago Street	Hillsdale	Owned	83
Jonesville, Michigan 49250

Other Facilities
34 Grand Street (Garage)	Branch	Owned	124
Coldwater, Michigan 49036
24 Grand Street (Drive through)	Branch	Owned	35
Coldwater, Michiagn 49036
87 Marshall Street (Leased to others)	Branch	Owned	196
Coldwater, Michigan 49036

     We utilize a third party service provider to maintain our data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by us at December 31, 2003 was $32,000.

ITEM 3. Legal Proceedings

     From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of any current litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

ITEM 5. Market for the Company’s Common Equity and Related Stockholders’ Matters

     The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ SmallCap Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ SmallCap Stock Market. For the year ended December 31, 2003, the Company paid dividends of $.20 per share. The Company did not pay dividends in 2002.

Year	Quarter ending	High	Low
2002	September 30	$11.90	$10.01
	December 31	$11.98	$10.25
2003	March 31	$12.25	$11.10
	June 30	$14.15	$12.25
	September 30	$15.10	$13.53
	December 31	$17.21	$14.86

     As of February 28, 2004, there were 2,399,550 shares of the Company’s common stock outstanding and approximately 248 holders of record. The holders of record include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONARCH SELECTED FINANCIAL AND OTHER DATA

     The summary information presented below under “Selected Financial Condition Data” and “Selected Operating Data” for, and as of the end of, each of the years ended December 31 is derived from our audited financial statements. The following information is only a summary and you should read it in conjunction with our consolidated financial statements, including notes thereto, included elsewhere in this document:

			December 31,
	2003	2002	2001	2000	1999
			(In Thousands)
Selected Financial Condition Data:
Total Assets	203,123	$197,985	$168,684	$164,074	$148,514
Loans receivable, net	141,225	145,162	137,721	138,197	126,414
Trading securities at fair value:
Mortgage-backed securities	—	0	258	239	942
Investment securities, at amortized cost	19,822	17,335	0	0	0
Fed Funds sold and overnight deposits	20,974	16,063	12,035	10,254	6,814
Deposits	107,240	106,744	105,698	98,986	96,089
Federal Home Loan Bank Advances	57,384	52,500	45,500	49,000	38,000
Equity	37,430	36,949	15,365	14,606	13,270

	2003	2002	2001	2000	1999
			(In Thousands)
Selected Operations Data:
Total interest income	$12,053	$12,931	$14,470	$13,869	$12,525
Total interest expense	6,060	6,466	8,117	7,435	6,998

Net interest income	5,993	6,465	6,353	6,434	5,527
Provision for loan losses	1,266	397	1,039	245	180

Net interest income after provision for loan losses	4,727	6,068	5,314	6,189	5,347
Fees and service charges	1,167	1,154	1,227	1,234	1,148
Gains on sales of loans, mortgage-backed securities and investment securities	1,671	998	1,170	234	317
Other non-interest income	87	7	85	65	217

Total non-interest income	2,925	2,159	2,482	1,533	1,682
Total non-interest expense	6,737	6,798	6,738	5,636	5,365

Income before taxes	915	1,429	1,058	2,086	1,664
Income tax provision	251	415	299	749	530

Net income	$664	$1,014	$759	$1,337	$1,134

			December 31,
	2003	2002	2001	2000	1999
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.32%	0.54%	0.44%	0.87%	0.76%
Return on Equity (ratio of net income to average equity)	1.80%	4.08%	5.05%	9.62%	9.60%
Interest rate spread information:
Average during period	2.69%	3.58%	3.69%	4.20%	3.57%
Net interest margin(1)	3.11%	3.85%	3.89%	4.44%	4.01%
Ratio of operating expense to average total assets	3.22%	3.72%	3.87%	3.65%	3.58%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.13	1.07	1.04	1.03	1.02
Efficiency ratio(2)	74.14%	75.10%	74.10%	69.80%	73.80%
Asset Quality Ratios:
Non-performing assets to total assets at end of period	2.92%	2.53%	3.29%	2.45%	1.67%
Non-performing loans to total loans	2.60%	2.04%	2.16%	1.95%	1.39%
Allowance for loan losses to non-performing loans	69.89%	58.70%	56.57%	31.78%	40.30%
Allowance for loan losses to loans receivable, net	1.81%	1.18%	1.20%	0.62%	0.56%
Capital ratios:
Equity to total assets at end of period	18.43%	18.67%	9.11%	8.90%	8.93%
Other data:
Number of full-service offices	5	5	5	5	5

(1)	Net interest income divided by average-earning assets.

(2)	Total noninterest expenses, excluding real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income.

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

     Monarch’s results of operations depend primarily on its net interest income, which is the difference between interest income earned on loans, investments, and overnight deposits, and interest expense incurred on deposits and borrowings. Monarch’s results of operations also are significantly affected by the level of its gains from sales of mortgage loans.

Critical Accounting Policies

     As described under “regulation and supervision,” the financial services industry is highly regulated. Other than described below, management does not believe the use of estimates and management judgment is likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management’s knowledge.

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

Management Strategy

     Our strategy is to operate as an independent, retail oriented financial institution dedicated to serving the needs of customers in our market area. We are committed to providing a broad range of products and services to meet the needs of our consumer and small business customers. As part of this commitment, we expect to continue our origination of both higher credit quality and sub-prime residential real estate loans to borrowers in our market area.

     On September 2, 2003 the Company entered into an Agreement and Plan of Merger with MSB Financial, Inc., parent company of Marshall Savings Bank pursuant to which MSB Financial will merge with and into Monarch Community Bancorp. Within a short time of that merger it is expected that Marshall Savings Bank will merge with and into Monarch Community Bank. Additional information regarding this proposed purchase can be found in the current Report on Form 8-K filed by the Company on September 5, 2003 and the S-4 filed by the Company on November 21, 2003.

     We expect to consummate the acquisition of MSB Financial during the 2nd quarter of 2004 which will expand our market area to Calhoun County. This expanded market area will allow us to increase our originations of one-to four-family residential loans as well as commercial real estate and business loans. When the acquisition is complete our sub-prime loans will likely exceed current Board policy limitations. In an effort to reduce our level of sub-prime loans and to comply with our own policies we will originate less sub-prime loans or sell those that we originate. This may reduce our earnings if we are not able to originate prime loans at a volume sufficient to offset the decreased originations of sub-prime loans.

Asset and Liability Management and Market Risk

     Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. We have employed a strategy of fixed rate long-term borrowing to guard against rising interest rates. As interest rates have declined over the last couple of years this strategy has resulted in declining net interest income.

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

'

The chief financial officer is responsible for reviewing and reporting on the effects of the policy implementation and strategies to the board of directors, at least quarterly.

     In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term consumer loans, commercial construction and commercial permanent real estate loans for retention in our portfolio

•	selling a significant portion of the long-term, lower yielding, fixed rate residential mortgage loans we make

•	managing our deposits to establish stable deposit relationships with an emphasis on core, non-certificate deposits, supplementing these with brokered deposits, as appropriate, and

•	maintaining longer-term borrowings at fixed interest rates to offset the negative impact of longer-term fixed rate loans in our loan portfolio. Future borrowings are expected to be short-term to reduce the average maturity of our borrowings.

     At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2003 and 2002 we sold $59.8 million and $35.6 million, respectively, of fixed-rate, one- to four-family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated fixed-rate, one-to four-family loans.

     The Office of Thrift Supervision provides Monarch with the information presented in the following table. It presents the expected change in Monarch’s net portfolio value at September 30, 2003 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates
Basis Points (“bp”)						Net Portfolio Value as %
(Rate Shock in Rates) (1)	Net Portfolio Value					of Present Value of Assets
	$ Amount		$ Change		% Change	NPV Ratio	Change
+ 300 bp	31,419		-209		-1%	15.73%	+63 bp
+ 200 bp	32,161		533		2%	15.81%	+70 bp
+ 100 bp	32,124		497		2%	15.55%	+44 bp
0 bp	31,628					15.11%
- 100 bp	30,515		-1113		-4%	14.42%	-68 bp
- 200 bp	n/m	(2)	n/m	(2)	n/m (2)	n/m (2)	n/m (2)
- 300 bp	n/m	(2)	n/m	(2)	n/m (2)	n/m (2)	n/m (2)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	Not meaningful because some market rates would compute to a rate less than 0.

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

     The Bank, like other financial institutions, is affected by changes in market interest rates. Our net interest margin can change, either positively or negatively, as the result of increases or decreases in market interest rates. Some factors affecting net interest margin are outside of our control; market interest rates are but one factor affecting the Bank’s net interest margin. However, management has the ability, through its asset/liability management and pricing policies to affect the Bank’s net interest margin notwithstanding the level of market interest rates. The preceding table indicates the Bank’s net portfolio value will increase in a moderately increasing interest rate scenario (up to +200 bp) and management believes that its net interest margin will behave similarly. Management believes its asset/liability strategies have positioned the Bank for increasing interest rates to have a positive impact on its net interest margin. This may not hold true if rising interest rates stifle loan demand or create additional competitive pressures in attracting and retaining deposits. The Bank’s desire for growth in total assets may cause management to alter its strategy that could negatively impact the net interest margin even in an increasing rate environment. While the Bank has seen its net interest margin decline during this period of low interest rates, many of its borrowers lack the ability or willingness to refinance at the levels experienced by other financial institutions. The timing and magnitude of interest rate changes, as well as the sector affected (short-term vs. long-term) will have an impact on the Bank’s net interest margin.

Changes in Financial Condition from December 31, 2003 to December 31, 2002

     General. Monarch’s total assets increased by $5.1 million or 2.6% to $203.0 million at December 31, 2003 compared to $198.0 million at December 31, 2002. The increase was due to an increase in cash and cash equivalents of $7.1 million or 35.3%. Management anticipated increasing interest rates during 2003 and as a result borrowed $5.0 million early in 2003 to fund loan growth. This rate increase did not materialize and much of the Bank’s one – to four-family loan originations were sold in the secondary market.

     Loans. Monarch’s net loan portfolio decreased by $3.9 million, or 2.7% from $145.2 million at December 31, 2002 to $141.2 million at December 31, 2003. One-to four-family loans decreased by $7.2 million as Monarch continued to experience significant levels of refinancing activity in 2003 as a result of the historically low interest rates. We originated $94.8 million of residential mortgage loans and sold $59.8 million of these loans in 2003. Consumer loans declined significantly, from $19.8 million at December 31, 2002 to $15.9 million at December 31, 2003, or 19.7%. Borrowers have the ability during periods of low interest rates to consolidate equity debt into first mortgages and they continued to do so in 2003. Also, the Bank has de-emphasized automobile lending because of the competitive nature of that market as exemplified by financing incentives offered by automobile manufacturers. Commercial real estate increased from $17.8 million to $22.7 million, or 27.7% during 2003 as we continued our efforts to grow our commercial loan portfolio. We are attempting to expand our capabilities with regards to commercial real estate and business lending. We plan to expand our staff in the area of credit administration as well as improve our policies and procedures. The acquisition of MSB Financial will provide an expanded market for commercial business lending. The increasing and strengthening of our staff will allow current business development officers the opportunity to increase their activities with regards to soliciting new business.

     Securities. The Bank’s security portfolio increased to $19.6 million at December 31, 2003 from $17.1 million at December 31, 2002, or 14.5%. Securities were 9.7% of total assets at December 31, 2003 as compared to 8.6% at December 31, 2002. Management purchases securities to maintain sufficient liquidity and to provide yield to offset declines in the loan portfolio.

     Liabilities. Monarch’s deposits increased $496,000 to $107.2 million at December 31, 2003 compared to $106.7 million at December 31, 2002. Transaction and savings accounts increased $2.5 million which offset a decline in certificates of deposit (CDs) of $2.0 million. Total deposits were as high as $116.8 million early in 2003 but management reduced the interest rate paid on new and renewing CDs late in 2003 to reduce these balances as part of the asset/liability management process. Federal Home Loan Bank advances increased $4.9 million to $57.4 million at December 31, 2003 from $52.5 million at December 31, 2002. In an effort to manage our interest rate risk, Monarch has utilized longer term (in excess of five year maturities) fixed rate Federal Home Loan Bank advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances is high relative to current market rates, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk. This strategy had a negative impact on the Bank’s net interest margin in 2003. We expect this strategy to help improve net interest margin as interest rates rise in the future.

     Equity. Total equity amounted to $37.4 million at December 31, 2003 and $36.9 million at December 31, 2002, or 18.4% and 18.7%, respectively, of total assets at both dates. The increase in equity over the period was due to profitable operations during 2003 exceeding dividends paid during the year.

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

	Year Ended December 31,
	2003				2002
	Average	Interest			Average	Interest
	Outstanding	Earned/		Yield/	Outstanding	Earned/		Yield/
	Balance	Paid		Rate	Balance	Paid		Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$23,745	$253		1.07%	$17,376	$285		1.64%
Investment securities	18,063	457		2.53	2,614	80		3.06
Other securities	2,915	148		5.08	2,627	158		6.01
Loans receivable (1)	147,896	11,195		7.57	145,487	12,408		8.53

Total earning assets	192,619	12,053		6.26	168,104	12,931		7.69

Demand and NOW Accounts	14,082	79		0.56	12,717	146		1.15
Money market accounts	10,241	135		1.32	11,065	194		1.75
Savings accounts	15,996	137		0.86	16,945	222		1.31
Certificates of deposit	72,286	2,513		3.48	64,925	2,763		4.26
Federal Home Loan Bank Advances	57,111	3,196		5.60	51,679	3,141		6.08

Total interest bearing liabilities	$169,716	6,060		3.57	$157,331	6,466		4.11

Net interest income		$5,993				$6,465

Net interest spread				2.69				3.58

Net interest margin				3.11%				3.85%

Average interest-earning assets to average interest-bearing liabilities		1.13	X			1.07	X

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2003 vs. 2002				2002 vs. 2001
	Increase (Decrease) Due to			Total	Increase (Decrease) Due to			Total
				Increase				Increase
	Rate	Volume	Mix	Decrease	Rate	Volume	Mix	Decrease
		(in thousands)				(in thousands)
Interest Earning Assets
Fed funds and overnight deposits	($100)	$104	($36)	($32)	($373)	($67)	$36	($404)
Trading assets	$0	$0	$0	$0	($2)	($10)	$1	($11)
Investment securities	(14)	$473	($82)	377	(18)	158	(94)	$46
Other securities	(25)	$17	($2)	(10)	(34)	9	(2)	($27)
Loans receivable	(1395)	$205	($23)	(1213)	(1549)	458	(52)	($1,143)

Total interest-earning assets	($1,534)	$799	($143)	($878)	($1,976)	$548	($111)	($1,539)

Interest-bearing liabilities
Demand and NOW Accounts	(75)	$16	($8)	($67)	($69)	$23	($8)	($54)
Money market accounts	(48)	($14)	$3	($59)	(136)	108	(53)	($81)
Savings accounts	(77)	($12)	$4	($85)	(178)	61	(30)	($147)
Certificates of deposit	(506)	$313	($57)	($250)	(1003)	(511)	123	($1,391)
Federal Home Loan Bank Advances	(249)	$330	($26)	$55	(147)	177	(8)	$22

Total interest bearing liabilities	($955)	$633	($84)	($406)	($1,533)	($142)	$24	($1,651)

Net interest income				($472)				$112

The following table presents the weighted average yields earned on loans, overnight deposits and other interest-earning assets, and the weighted average rates paid on interest-bearing deposits and borrowings and the resultant interest rate spreads at the dates indicated.

	At December 31,
	2003	2002
Weighted average yield on:
Fed Funds and overnight deposits	0.95%	1.12%
Investment securities	2.56%	2.58%
Federal Home Loan Bank stock	5.02%	5.75%
Loans:
One- to four-family	7.11%	7.94%
Multi-family	6.56%	9.51%
Commercial real estate	6.85%	7.44%
Construction or development	5.65%	6.60%
Total real estate loans	6.95%	7.79%
Other loans:
Consumer loans	8.66%	9.37%
Commercial business loans	5.61%	6.65%
Total Loans	7.11%	7.99%
Combined weighted average yield on interest earning assets	5.91%	6.89%
Weighted average rate paid on:
Demand and NOW accounts	0.51%	0.87%
Money market accounts	1.35%	1.75%
Savings deposits	0.43%	1.26%
Certificates of deposit	3.39%	3.80%
Federal Home Loan Bank advances	5.51%	5.72%
Combined weighted average rate paid on interest-bearing liabilities	3.47%	3.83%
Spread	2.44%	3.06%

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

     General. Monarch reported net income of $664,000 and $1.0 million, respectively, for the years ended December 31, 2003 and 2002. The decrease was primarily the result of the decrease in net interest income and an increased provision for loan losses.

     Net Interest Income. Net interest income before provision for loan losses decreased 7.3% to $6.0 million for 2003 compared to $6.4 million in 2002. Our interest income decreased by $878,000 while our interest expense decreased by $406,000. Our net interest margin continued to decline from 3.85% in 2002 to 3.11% in 2003 as our yield on earning assets has declined more rapidly than our cost of funds.

     Interest Income. Interest income decreased $878,000 during the year ended December 31, 2003 primarily due to a decline in yields on all interest-earning assets as a result of lower market interest rates. Although a significant portion of the Bank’s loan portfolio is fixed rate, substantial refinancing activity during the past three years has reduced the yield on the portfolio. Management believes it will be difficult to increase interest income in 2004 without an increase in market interest rates which would increase the yield on our adjustable rate loans as well as decrease the likelihood of refinances of existing fixed rate loans to lower rates.

     Interest Expense. Partially offsetting the decrease in interest income was a decrease in interest expense of $406,000. Interest on deposits decreased by $461,000 in 2003 from 2002, due primarily to a decline in the rate paid on all deposit accounts. Interest on Federal Home Loan Bank advances increased $55,000 in 2003 from 2002 due to an increase in borrowings. The rates on the advances are fixed and have not declined as has the rate paid on our deposits.

     Provision for Loan Losses. The provision for loan losses was $1.3 million for the year ended December 31, 2003 compared to $397,000 for the year ended December 31, 2002. The Banks’ net charge-offs were $383,000 in 2003 compared to $345,000 for 2002. During the past two years we have experienced higher than historical charge-offs on one-to four-family and consumer loans. While a larger portion of our charge-offs is related to sub-prime loans we feel we have implemented controls which will limit losses on sub-prime loans in the future. Beginning in 2003 we became more aggressive in foreclosing on delinquent one-to four-family loans and the result has been increased charge-offs as well as decreased delinquencies. The increased provision for 2003 was due to the charge-offs we have experienced and increases in our non-performing commercial loans.

     Noninterest Income. Noninterest income was $2.9 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively. This was primarily the result of increased gains from the sale of mortgage loans from $1.0 million in 2002 to $1.7 million in 2003. We expect the sales of loans to be significantly down in 2004 as well as the gains resulting from such sales. Other income increased $86,000 primarily due to income from our subsidiary increasing $56,000. We do not expect this income to repeat in 2004. Losses on sales of real estate owned were $40,000 in 2003 another result of our high level of foreclosures in 2003. Management believes it can increase fee income in 2004 by offering new products and services ancillary to its deposit and lending products and by increasing fees for products and services it currently provides at below market fees.

     Noninterest Expenses. Noninterest expenses increased $61,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002. Compensation and benefits increased $120,000. Compensation expense decreased $72,000 due to reduction in staff and management expects to experience further staff reductions due primarily to attrition. This decrease was offset by an increase in retirement costs of $200,000 which includes ESOP, 401(k), pension plan and restricted stock plan costs. Occupancy and equipment decreased $42,000 largely due to less depreciation expense as certain equipment became fully depreciated during 2002. Other general and administrative expenses decreased $96,000 during 2003 as we were better able to manage certain of our operating expenses. Professional services increased $113,000 due to additional legal, stock exchange fees, stock transfer fees and related costs of being a public company for all of 2003 compared to a portion of 2002. We expect to continue this trend of increased spending for professional fees primarily due to compliance with Sarbanes-Oxley.

     Income Taxes. Monarch recorded income tax expense for the year ended December 31, 2003 of $251,000 on income before tax of $915,000 for an effective tax rate of 27.4%. In 2002, we recorded an income tax expense of $415,000 on income before tax of $1,429,000 for an effective tax rate of 29.0%. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

Liquidity and Commitments

     We are required to maintain appropriate levels of liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above those believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. During 2003 we maintained excess liquidity in anticipation of our pending purchase of MSB Financial, Inc. At December 31, 2003, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits with a maturity of one year or less and current borrowings, was 37.2%.

     Monarch’s liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities. Monarch’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, overnight deposits and funds provided from operations. While scheduled payments from the amortization of loans and overnight deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Monarch also generates cash through borrowings. Monarch utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities, and to enhance its interest rate risk management.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2003, totaled $33.2 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.

     If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. Based on current collateral levels, at December 31, 2003 Monarch could borrow an additional $4.4 million from the Federal Home Loan Bank at prevailing interest rates. This capacity has decreased during the year consistent with the decrease in the Bank’s one- to four-family portfolio balance. This borrowing capacity can be increased in the future if Monarch pledges additional collateral, such as securities, to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

     For the year ended December 31, 2003, Monarch had a net increase in cash and cash equivalents of $7.1 million as compared to $3.9 million for the year ended December 31, 2002.

     Monarch’s primary sources of funds during the year were the proceeds of a FHLB advance of $5.0 million, the sale of foreclosed assets of $2.7 million and operating activities including the sale of mortgage loans which provided $2.8 million. The primary use of funds was the continued investing activities which used $3.0 million during 2003.

Off-Balance Sheet Arrangements

     At December 31, 2003, the total unused commercial and consumer lines of credit were $8.9 million. As of December 31, 2003; there were no outstanding letters of credit. The Company has no arrangements with any other entities that have or are reasonably likely to have a material affect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

     The long-term debt obligations consist of certificates of deposit and fixed rate advances from the Federal Home Loan Bank. Payments of the advances include monthly interest payments and principal payments that are due upon maturity. See Notes 8 & 9 in the Notes to Consolidated Financial Statements for a schedule of maturities of our certificates of deposit and advances.

Capital

     Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2003, Monarch exceeded all capital requirements of the Office of Thrift Supervision. Monarch’s regulatory capital ratios at that date were as follows: tangible capital 14.2%; leverage capital, 14.2%; and total risk-based capital, 24.7%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0% and 10.0%, respectively. The acquisition of MSB Financial will cause capital levels to decline but Monarch expects to remain “well capitalized”. In 2004 management does not anticipate seeking additional capital nor does it anticipate reducing capital any further such as from buybacks of the Company’s stock.

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

Item 7. Financial Statements

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Financial Report

December 31, 2003

Monarch Community Bancorp, Inc. and Subsidiaries

Contents
Report Letter	3
Consolidated Financial Statements
Balance Sheet	4
Statement of Income	5
Statement of Changes in Stockholders’ Equity	6
Statement of Cash Flows	7
Notes to Consolidated Financial Statements	8-38

Plante & Moran, PLLC Suite 500 2601 Cambridge Court Auburn Hills, MI 48320 Tel: 248 375 7100 Fax: 248 375 7101 plantemoran.com

Independent Auditor’s Report

To the Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, Michigan

February 5, 2004

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31
	2003	2002
Assets
Cash and due from banks	$6,357	$4,144
Federal Home Loan Bank overnight time and other interest bearing deposits	20,974	16,063

Total cash and cash equivalents	27,331	20,207
Securities - Available for sale (Note 2)	19,648	17,160
Securities - Held to maturity (Note 2)	286	274
Other securities (Note 2)	3,029	2,807
Real estate investment - Limited partnership, at equity (Note 3)	1,415	1,554
Loans held for sale	421	1,527
Loans, net (Notes 4 and 15)	141,225	145,162
Accrued interest receivable	1,041	1,275
Foreclosed assets, net (Note 6)	2,177	2,022
Premises and equipment (Note 7)	4,168	4,569
Deferred income taxes (Note 10)	882	556
Other assets (Note 5)	1,500	872

Total assets	$203,123	$197,985

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Notes 8 and 15):
Noninterest-bearing	$4,183	$3,046
Interest-bearing	103,057	103,698

Total deposits	107,240	106,744
Federal Home Loan Bank advances (Note 9)	57,384	52,500
Accrued expenses and other liabilities	1,069	1,792

Total liabilities	165,693	161,036
Commitments and Contingencies (Note 11)	—	—
Stockholders’ Equity (Note 12)
Common stock - $0.01 par value authorized - 20,000,000 shares issued and outstanding - 2,399,550 shares at December 31, 2003 and 2,314,375 shares at December 31, 2002	24	23
Additional paid-in capital	23,352	22,149
Retained earnings - Substantially restricted	16,567	16,379
Accumulated other comprehensive income	75	64
Unearned compensation (Note 17 and 18)	(2,588)	(1,666)

Total stockholders’ equity	37,430	36,949

Total liabilities and stockholders’ equity	$203,123	$197,985

See Notes to Consolidated
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income
(000s omitted)

	Year Ended December 31
	2003	2002	2001
Interest Income
Loans, including fees	$11,195	$12,408	$13,551
Investment securities	605	238	230
Federal funds sold and overnight deposits	253	285	689

Total interest income	12,053	12,931	14,470
Interest Expense
Deposits (Note 8)	2,864	3,325	4,997
Federal Home Loan Bank advances	3,196	3,141	3,120

Total interest expense	6,060	6,466	8,117

Net Interest Income	5,993	6,465	6,353
Provision for Loan Losses (Note 4)	1,266	397	1,039

Net Interest Income After Provision for Loan Losses	4,727	6,068	5,314
Noninterest Income
Fees and service charges	954	955	1,059
Loan servicing fees	213	199	182
Net gain on sale of loans	1,672	1,000	1,166
Net gain (loss) on trading activities	(1)	(2)	5
Net gain (loss) on sale of premises and equipment	—	(35)	(4)
Net gain (loss) on sale of foreclosed property	(40)	1	(1)
Other income	127	41	75

Total noninterest income	2,925	2,159	2,482
Noninterest Expenses
Salaries and employee benefits (Note 14, 17 and 18)	3,662	3,542	3,277
Occupancy and equipment	724	782	836
Data processing	359	370	535
Mortgage banking	353	365	369
NOW account expense	141	162	172
Professional services	409	296	222
Office supplies and forms	118	182	212
Advertising	83	115	127
Other general and administrative	888	984	988

Total noninterest expense	6,737	6,798	6,738

Income - Before income taxes	915	1,429	1,058
Income Taxes (Note 10)	251	415	299

Net Income	$664	$1,014	$759

Earnings Per Share (Note 1)
Basic	$0.29	n/a	n/a
Diluted	$0.28	n/a	n/a

See Notes to Consolidated
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(000s omitted)

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
Balance - January 1, 2001	—	$—	$—	$14,606	$—	$—	$14,606
Comprehensive income:
Net income	—	—	—	759	—	—	759

Balance - December 31, 2001	—	—	—	15,365	—	—	15,365
Issuance of common stock in connection with the Bank’s conversion from mutual to stock-owned holding company	2,314	23	22,124			(1,852)	20,295
Allocation of ESOP shares (Note 17)			25			186	211
Comprehensive income:
Net income				1,014			1,014
Change in unrealized gain on securities available-for-sale, net of tax of $33	—	—	—	—	64	—	64

Total comprehensive income							1,078

Balance - December 31, 2002	2,314	23	22,149	16,379	64	(1,666)	36,949
Issuance of 88,875 shares of common stock at $13/share awarded in connection with Restricted Stock Plan, net of forfeitures of 3,700 shares	85	1	1,106			(1,107)	—
Allocation of ESOP shares (Note 17)			97			185	282
Comprehensive income:
Net income				664			664
Change in unrealized gain on securities available-for-sale, net of tax of $5					11		11

Total comprehensive income	—	—	—	—	—	—	675
Dividends paid ($0.20/share)	—	—	—	(476)	—	—	(476)

Balance - December 31, 2003	2,399	$24	$23,352	$16,567	$75	$(2,588)	$37,430

See Notes to Consolidated
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$664	$1,014	$759
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	423	462	482
Provision for loan loss	1,266	397	1,039
Amortization	716	359	369
(Gain) loss on sale of foreclosed assets	40	(1)	1
Deferred income taxes	(329)	(105)	(280)
Mortgage loans originated for sale	(59,447)	(37,074)	(46,568)
Proceeds from sale of mortgage loans	62,225	36,547	48,117
Gain on sale of mortgage loans	(1,672)	(1,000)	(1,166)
(Gain) loss on sale of premises and equipment		35	4
Allocation of ESOP shares	282	211	—
Net change in:
Trading assets	—	258	(19)
Real estate investment	139	—	—
Change in deferred loan fees	(41)	(141)	(155)
Accrued interest receivable	234	(74)	(189)
Other assets	(981)	(707)	(248)
Accrued expenses and other liabilities	(723)	(329)	640

Net cash provided by (used in) operating activities	2,796	(148)	2,786
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(7,635)	(17,110)	—
Proceeds from maturities of securities	4,798	—	—
Activity in held-to-maturity securities:
Purchases	(291)	—	—
Proceeds from maturities of securities	279	93	106
Activity in other securities:
Purchase of other securities	(222)	(255)	(81)
Purchase of real estate investment – Limited partnership	—	—	(1,500)
Loan originations and principal collections, net	(132)	(9,633)	(2,644)
Proceeds from sale of foreclosed assets	2,649	2,745	1,109
Proceeds on sale of premises and equipment	—	17	—
Purchase of premises and equipment	(22)	(155)	(237)
Loan to employee ESOP plan	—	(1,852)	—

Net cash used in investing activities	(576)	(26,150)	(3,247)
Cash Flows From Financing Activities
Net increase in deposits	496	1,046	6,711
Proceeds from issuance of common stock	—	22,147	—
Dividends paid			(476)
Proceeds from FHLB advances	5,000	14,000	1,500
Repayment of FHLB advances	(116)	(7,000)	(5,000)

Net cash provided by financing activities	4,904	30,193	3,211

Net Increase in Cash and Cash Equivalents	7,124	3,895	2,750
Cash and Cash Equivalents - Beginning	20,207	16,312	13,562

Cash and Cash Equivalents - End	$27,331	$20,207	$16,312

See Notes to Consolidated
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies

Organization - Monarch Community Bancorp, Inc. (the Corporation) was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the Bank), formerly known as Branch County Federal Savings and Loan Association. Prior to August 29, 2002, the Bank was a federally charted and insured mutual savings institution, which converted to a stock savings institution effective August 29, 2002. In connection with the conversion, on August 29, 2002, the Corporation sold 2,314,375 shares of its common stock in a subscription offering. Fifty percent of the net proceeds from this offering were used to purchase all of the shares of the common stock of the Bank.

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch and Hillsdale counties in Michigan. The Bank operates five full service offices and one drive-through only office. The Bank owns 100 percent of Community Services Group, Inc., which invests in other entities, including 100 percent ownership of First Insurance Agency, a minority ownership in a limited liability company that re-insures credit life and disability insurance, a minority ownership in a limited liability company that operates a title insurance company, and a minority ownership in a limited liability company that re-insures private mortgage insurance services provided to the Bank’s customers. The Bank also owns a 25% interest in a limited partnership formed to construct and operate multi-family housing units.

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Monarch Community Bancorp, Inc., Monarch Community Bank, and Community Services Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset and the valuation of the real estate limited partnership investment.

Significant Group Concentrations of Credit Risk - Most of the Corporation’s activities are with customers located within Michigan. Notes 2 discusses the types of securities the Corporation invests in. Note 3 discusses the Corporation’s investment in an unconsolidated partnership. Note 4 discusses the types of lending that the Corporation engages in. The Corporation has a significant concentration of loans secured by residential real estate located in Branch and Hillsdale counties.

Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (Continued)

Securities - Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported in other comprehensive income.

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

Loans - The Corporation grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 – Summary of Significant Accounting Policies (Continued)

The allowance consists of specific, general and unallocated components. The specific components relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Servicing - Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Credit Related Financial Instruments - In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (Continued)

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2003	2002	2001
Net Unrealized gain (loss) on available-for-sale securities	$112	$99	$—
Tax Effect	(37)	(35)	—

Net-of-tax amount	$75	$64	$—

Earnings Per Common Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common share outstanding during the period. “Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.” Earnings per share data from August 29, 2002 (the date of conversion) to December 31, 2002 is not meaningful due to the shortness of the period and, accordingly, has not been presented. Earnings per share data does not apply to the periods prior to the conversion, since the Bank was a mutual savings bank with no stock outstanding.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (Continued)

Earnings per share have been computed based on the following (000s omitted):

2003
Net Income	$664

Average number of common shares outstanding	2,314
Effect of dilutive options and unvested restricted stock	24

Average number of common shares outstanding used to calculate diluted earnings per common share	2,338

Employee Stock Ownership Plan (ESOP) - Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used for debt service. The Corporation has committed to make contributions to the ESOP sufficient to service the debt to the extent not paid through dividends. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002. As permitted by SFAS No. 148, the Bancorp will continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock opinion grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method has been applied in measuring compensation costs. In addition, the Bancorp is awaiting further guidance and clarity that may result from current FASB and International Accounting Standards Board (IASB) stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (Continued)

The Bancorp’s as reported and the pro forma information for the years ended December 31:

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $1.83 per option 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003: expected option lives of five years; expected volatility of 4.0% and risk-free interest rate of 3.0%. There were no stock options issued prior to 2003.

2003
(Dollars in thousands, except per share data)
As reported net income available to common shareholders	$664
less: additional stock-based compensation determined under the fair value method, net of tax	33

$631

As reported earnings per share	$0.29
Proforma earnings per share	$0.27
As reported earnings per diluted share	$0.28
Proforma earnings per diluted share	$0.27

Supplemental Cash Flow Information (000s omitted)

	December 31,
	2003	2002	2001
Cash paid for:
Interest	$6,069	$6,487	$8,182
Income taxes	635	583	809
Noncash investing activities -
Loans transferred to real estate owned	2,844	1,936	2,243

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 2 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
2003
Available-for-sale securities:
U.S. treasury obligations	$5,177	$53	$—	$5,230
U.S. government agency obligations	9,616	63	(26)	9,653
Mortgage-backed securities	1,046		(12)	1,034
Obligations of states and political subdivisions	3,697	34	—	3,731

Total available-for-sale securities	$19,536	$150	$(38)	$19,648

Held-to-maturity securities:
Municipal security	$286	$16	$—	$302

2002
Available-for-sale securities:
U.S. treasury obligations	$3,310	$28	$—	$3,338
U.S. government agency obligations	10,246	66	—	10,312
Obligations of states and political subdivisions	3,505	5	—	3,510

Total available-for-sale securities	$17,061	$99	$—	$17,160

Held-to-maturity securities:
Mortgage-backed securities	$274	$1	$—	$275

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 2 - Securities (Continued)

The amortized cost and estimated market values of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Market Value	Cost	Market Value
Due in one year or less	$—	$—	$5,821	$5,860
Due in one through five years	—	—	12,670	12,755
Due after five years through ten years	—	—	—	—
Due after ten years	286	302	—	—

Total	$286	$302	18,491	18,615

Mortgage-backed securities			1,045	1,033

Total available-for-sale securities			$19,536	$19,648

Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates market value.

Note 3 - Real Estate Investment - Limited Partnership

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 3 - Real Estate Investment - Limited Partnership (Continued)

Condensed financial information for the investee partnership is summarized as follows (000s omitted):

	December 31,	December 31,
	2003	2002
Balance Sheet:
Cash	$28	$7
Prepaid expenses	18	25
Accounts receivable	—	24
Note receivable	500	500
Loan to affiliates	22	—
Property and equipment	9,266	9,517

Total assets	$9,834	$10,073

Accounts payable	$9	$7
Accrued liabilities	76	74
Due to developer and affiliates	989	1,084
Loans payable to Monarch Community Bank	1,384	1,500
Loans payable to others	6,240	6,475
Partners’ equity	1,136	933

Total liabilities and partners’ equity	$9,834	$10,073

Operations -
Net income (loss)	$(470)	$(131)

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 4 - Loans

A summary of the balances of loans follows (000s omitted):

	December 31,
	2003	2002
Mortgage loans on real estate:
One-to-four family	$93,056	$100,234
Multi-family	485	172
Commercial	22,728	17,801
Construction or development	9,451	7,177

Total real estate loans	125,720	125,384
Consumer loans:
Automobile	1,546	2,233
Home equity	9,613	11,629
Manufactured housing	930	1,274
Other	3,795	4,655

Total consumer loans	15,884	19,791
Commercial business loans	2,695	2,130

Subtotal	144,299	147,305
Less: Allowance for loan losses	2,618	1,735
Net deferred loan fees	454	406
Loans in process	2	2

Loans, net	$141,225	$145,162

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 4 - Loans (Continued)

An analysis of the allowance for loan losses follows (000s omitted):

	December 31,
	2003	2002	2001
Balance - Beginning	$1,735	$1,683	$857
Provision for loan losses	1,266	397	1,039
Loans charged-off	(571)	(568)	(322)
Recoveries of loans previously charged off	188	223	109

Balance - Ending	$2,618	$1,735	$1,683

The following is a summary of information pertaining to impaired loans (000s omitted):

	December 31,
	2003	2002
Impaired loans with a valuation allowance	$1,771	$211

Valuation allowance related to impaired loans	$886	$105

Total non-accrual loans	$3,619	$1,638

Total loans past-due ninety days or more and still accruing	$127	$1,317

There are no impaired loans without a valuation allowance as of December 31, 2003 and 2002 (000s omitted).

	December 31,
	2003	2002	2001
Average investment in impaired loans	$1,777	$213	$75

Interest income recognized on impaired loans was not significant for the years ended December 31, 2003, 2002, and 2001. No additional funds are committed to be advanced in connection with impaired loans.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 5 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $92,836,000, $80,798,000, and $81,828,000 at December 31, 2003, 2002, and 2001, respectively.

The fair value of mortgage servicing rights approximates $1,005,000 and $775,000 at December 31, 2003 and 2002, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using an 8.0 percent discount rate and estimated prepayment speeds based on current Freddie Mac experience as well as Freddie Mac projections of slower prepayment speeds due to rising interest rates. The impairment valuation allowance is $0 as of December 31, 2003, 2002, and 2001. There has been no activity in the impairment valuation allowance during the years ended December 31, 2003, 2002, and 2001.

The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2003	2002	2001
Mortgage servicing rights - Beginning	$428	$432	$326
Mortgage servicing rights capitalized	592	361	475
Mortgage servicing rights - direct writedown for loan payoffs	(311)	(312)	(241)
Mortgage servicing rights scheduled amortization	(42)	(53)	(128)

Mortgage servicing rights - Ending	$667	$428	$432

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 6 - Foreclosed Assets

Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2003	2002
Real estate owned	$1,095	$886
Real estate in judgment and subject to redemption	1,082	1,136

Total	$2,177	$2,022

Expenses applicable to foreclosed assets include the following (000s omitted):

	December 31,
	2003	2002	2001
Net loss (gain) on sales of real estate	$40	$(1)	$1
Operating expenses	114	203	158

Total	$154	$202	$159

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 7 - Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,
			Depreciable
			Life
	2003	2002	(in Years)
Land	$646	$646
Buildings and improvements	4,524	4,517	30-40
Furniture, fixtures and equipment	2,994	2,981	5-7

Total bank premises and equipment	8,164	8,144
Less accumulated depreciation and amortization	3,996	3,575

Net carrying amount	$4,168	$4,569

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 8 - Deposits

The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2003	2002
Balances by account type:
Demand and NOW accounts	$9,275	$9,596
Money market	10,909	9,868
Passbook and statement savings	15,889	15,274

Total transactional accounts	36,073	34,738
Certificates of deposit:
$100,000 and over	19,132	18,380
Under $100,000	47,852	50,580

Total certificates of deposit	66,984	68,960

Total	$103,057	$103,698

     Generally, deposit amounts in excess of $100,000 are not federally insured.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 8 – Deposits (Continued)

The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31,
	2003
	Less than	Greater than
Year	$100,000	$100,000
Less than one year	$23,846	$9,387
One to two years	10,460	5,509
Two to three years	5,828	1,401
Three to four years	5,098	2,035
Four to five years	2,620	800

Total	$47,852	$19,132

The following is a summary of interest expense by deposit account type (000s omitted):

	December 31,
	2003	2002	2001
Demand and NOW accounts	$79	$146	$200
Money market	135	194	275
Passbook and statement savings	137	222	369
Certificates of deposit	2,513	2,763	4,153

Total deposit interest expense	$2,864	$3,325	$4,997

Note 9 - Federal Home Loan Bank Advances

The Corporation has fixed rate Federal Home Loan Bank advances of $57,384,000 and $52,500,000 at December 31, 2003 and 2002, respectively, which mature through 2013. At December 31, 2003 and 2002, the interest rates on fixed rate advances ranged from 3.34 percent to 6.62 percent and from 3.43 percent to 6.56 percent, respectively. At December 31, 2003 and 2002, the weighted average interest rates were 5.51 percent and 5.72 percent, respectively. The Bank has no floating rate advances as of December 31, 2003 and 2002.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 9 - Federal Home Loan Bank Advances (Continued)

The Corporation has provided a blanket pledge of all of the Corporation’s residential mortgage loans as collateral for fixed rate debt.

The contractual maturities of advances are as follows (000s omitted):

December 31,
2003
Less than one year	$—
One to two years	4,000
Two to three years	7,000
Three to four years	6,000
Four to five years	20,000
Thereafter	20,384

Total	$57,384

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 10 – Income Taxes

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2003	2002	2001
Current expense	$580	$520	$579
Deferred expense (recovery)	(329)	(105)	(280)

Total tax expense	$251	$415	$299

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income
	December 31,
	2003	2002	2001
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Nondeductible expenses	8.9%	2.4%	0.3%
Dividend received deduction	(5.2%)	(1.5%)	(1.3%)
Tax exempt income	(4.8%)	(0.2%)	—%
Low income housing credit	(8.4%)	(2.7%)	—%
Other	2.9%	(3.0%)	(4.7%)

Reported tax expense	27.4%	29.0%	28.3%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 10 – Income Taxes (Continued)

The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2003	2002
Deferred tax assets:
Provision for loan losses	$823	$543
Net deferred loan fees	152	138
Deferred compensation	211	96
Accrued employee benefits	66	40
Other real estate	32	46
Loans held for sale	3	15
Other	74	33

Total deferred tax assets	1,361	911
Deferred tax liabilities:
Depreciation	26	52
Mortgage servicing rights	227	146
Original issue discount	102	122
Unrealized gain on available-for-sale securities	38	35
Stock dividends	50	—
Other	36	—

Total deferred tax liabilities	479	355

Net deferred tax asset	$882	$556

Note 11 – Off-Balance Sheet Activities

Credit Related Financial Instruments - The Corporation is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customer. These financial instruments include commitments to extend credit, and unfunded commitments under lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 11 – Off-Balance Sheet Activities (Continued)

The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,
	2003	2002
Commitments to grant loans	$—	$5,644
Unfunded commitments under lines of credit	8,892	6,150

The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 4.00 percent and 8.25 percent at December 31, 2003, 4.25 percent and 9.00 percent at December 31, 2002.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit and revolving credit lines are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and usually do not contain a specified maturity date and may be drawn upon to the total extent to which the Corporation is committed.

Collateral Requirements - To reduce credit risk related to the use of credit related financial instruments, the Corporation might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment and real estate.

Employment Agreement - The Corporation has entered into an employment agreement with its president and chief executive officer. The agreement has a term of two years, with annual renewals upon Board approval, that provides for annual base salary in an amount of not less than $149,000. Also, in the unlikely event of a change of control of the Corporation, following conversion, the president and chief executive officer will receive a payment of approximately $450,000.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 12 – Regulatory Matters

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at December 31, 2003 and 2002 include approximately $1,592,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount are approximately $541,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Management believes, as of December 31, 2003 and 2002, that the Bank has met all of the capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum capital amounts and ratios must be maintained as shown in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 12 – Regulatory Matters (Continued)

A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2003	2002
Equity per consolidated balance sheet	$28,339	$27,567
Less: deferred tax asset and other	(957)	(612)

Tangible and leverage capital	27,382	26,955
Plus: Allowance for loan losses **	1,477	1,586

Risk based capital	$28,859	$28,541

**	Limited to 1.25 percent of risk weighed assets

Regulatory capital balances and ratios are as follows (000s omitted):

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Tangible capital	$27,382	14.16%	$2,900	1.50%	$5,800	3.00%
Leverage capital	27,382	14.16%	7,733	4.00%	9,667	5.00%
Total risk-based capital	28,859	24.66%	9,361	8.00%	11,701	10.00%
As of December 31, 2002:
Tangible capital	$26,955	14.10%	$2,868	1.50%	$5,737	3.00%
Leverage capital	26,955	14.10%	7,651	4.00%	9,562	5.00%
Risk-based capital	28,541	22.53%	10,136	8.00%	12,670	10.00%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 13 – Restrictions on Dividends, Loans and Advances

OTS regulations impose limitations upon all capital distributions including cash dividends. The total amount of dividends which may be paid is generally limited to the sum of the net profits of the bank for the preceding three years. An application to and the approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution. In the event the Bank’s capital falls below its regulatory requirements or the OTS notifies it that is was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2003, the Bank’s retained earnings available for the payment of dividends totaled $2,520,000. Accordingly, $25,823,000 of the Corporation’s investment in the Bank was restricted at December 31, 2003.

Note 14 – Retirement Plans

The Corporation is part of a non-contributory, multiple-employer defined benefit pension plan covering substantially all employees. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multiple-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2003, 2002 and 2001, the Corporation recognized pension expense for this plan of $242,000, $192,000, and $156,000, respectively.

The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation has a matching contribution agreement to match 50 percent of the first 6 percent of an employee’s salary. During 2003, 2002 and 2001, the Corporation recognized pension expense for this plan of $54,000, $99,000, and $96,000, respectively.

The Corporation has a nonqualified deferred-compensation plan to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. The value of benefits accrued to participants is $338,000 and $283,000 at December 31, 2003 and 2002, respectively. The expense for the plan was $39,600, $52,000, and $92,000 for 2003, 2002, and 2001, respectively.

Note 15 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $346,000 and $672,000 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, total principal additions were $0 and total principal payments were $326,000.

Deposits from related parties held by the Bank at December 31, 2003 and 2002 amounted to $1,340,000 and $1,379,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 16 – Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

Real Estate Investment – Limited Partnership, at Equity - Fair value is estimated using discounted cash flow analysis of the future tax benefit related to the investment.

Mortgage Loans Held for Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 16 – Fair Value of Financial Instruments (Continued)

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

Federal Home Loan Bank Advances - The fair values of the Corporation’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 16 – Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$27,331	$27,331	$20,207	$20,207
Securities - Held to maturity	286	302	274	275
Securities - Available for sale	19,648	19,648	17,160	17,160
Other securities	3,029	3,029	2,807	2,807
Real estate investment - Limited partnership, at equity	1,415	1,415	1,554	1,554
Loans held for sale	421	429	1,527	1,570
Net loans	141,225	144,755	145,162	148,133
Accrued interest receivable	976,167	976,167	1,078,698	1,078,698
Liabilities:
Federal Home Loan Bank advances	57,384	59,810	52,500	57,148
Deposits	107,240	108,142	106,744	108,717
Accrued interest payable	274,887	274,887	284,569	284,569

Note 17 – Employee Stock Ownership Plan (ESOP)

As part of the conversion, the Corporation implemented an employee stock ownership plan (ESOP) covering substantially all employees. The Corporation provided a loan to the ESOP, which was used to purchase 185,150 shares of the Corporation’s outstanding stock at $10 per share. The loan will be repaid over a period of ten years ending on December 31, 2011. Dividends on the allocated shares are distributed to participants and the dividends on the unallocated shares are used to pay debt service. The Corporation has committed to make contributions to the ESOP sufficient to support debt service of the loan. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The shares pledged as collateral are reported as unallocated common stock held by the ESOP in the equity section of the balance sheet. As shares are released they become outstanding for earnings per share computations.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 17 – Employee Stock Ownership Plan (ESOP) (Continued)

The ESOP shares as of December 31 were as follows:

	2003	2002
Allocated shares	18,515	—
Shares released for allocation	18,515	18,515
Shares distributed during the year	(1,233)	—
Unreleased shares	148,120	166,635

Total ESOP shares	183,917	185,150

Total compensation expense applicable to the ESOP amounted to approximately $258,000 and $211,000 for the years ended December 31, 2003 and 2002, respectively.

Note 18 – Stock Compensation Plans

The Corporation has a Recognition and Retention Plan under which 88,875 shares of restricted stock were issued to employees and directors during 2003. Under the plan, the shares vest 20% per year for five years. There were 3,700 shares forfeited during 2003 due to employee termination. No shares vested in 2003. Compensation expense of $148,000 was recognized under this plan during 2003.

Under the Corporation’s Employee Stock Option Plan, the Corporation may grant options to its directors, officers and employees for up to 231,438 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of the Corporation’s stock on the date of grant and an option’s maximum term is ten years.

Under APB Opinion no. 25, because the exercise price of the Bancorp’s stock option grants equal the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 18 – Stock Compensation Plans (Continued)

A summary of the status of the Corporation’s stock option plan is presented below (shares-000 omitted):

	2003
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	—	$—
Granted	197	13.00
Exercised	—	—
Forfeited	14	13.00

Outstanding at end of year	183	$13.00

Exercisable at year-end	—	—

Note 19 – Subsequent Events

On September 2, 2003 the Corporation enter into a definitive agreement to purchase all of the outstanding common shares of MSB Financial, Inc., holding company for Marshall Savings Bank, FSB of Marshall, Michigan. Under the terms of the agreement, MSB shareholders will receive $15.04 per share in cash and the balance in Monarch Community Bancorp, Inc. common stock for each share of MSB common stock. The total cost to Monarch for this acquisition is approximately $19.6 million in cash and $4.9 million in Monarch common stock. MSB Financial’s shareholders approved the proposed purchase at its annual meeting on January 22, 2004. Monarch has filed an application with the Office of Thrift Supervision (OTS) seeking approval for the proposed purchase. As of the statement date OTS has not completed its review of the application. Management anticipates OTS approval and expects the purchase to be completed late in the first quarter or early in the second quarter of 2004.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 20 – Condensed Financial Statements of Parent Company

The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Condensed Balance Sheet (000s omitted)

	December 31,	December 31,
	2003	2002
Assets
Cash	$6,410	$7,612
Investments	2,288	1,763
Investment in Monarch Community Bank	28,332	27,567
Other assets	417	13

Total assets	$37,447	$36,955

Liabilities and Stockholders’ Equity
Accrued expenses	$17	$6
Stockholders’ equity	37,430	36,949

Total liabilities and stockholders’ equity	$37,447	$36,955

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statement of Income (000s omitted)

	December 31,	December 31,
	2003	2002
Income - Interest on investments	$120	$65
Operating expense	220	48

Income (loss) - Before equity in undistributed net income of subsidiary	(100)	17
Equity in undistributed net income of subsidiary	764	997

Net income	$664	$1,014

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 20 – Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows (000s omitted)

	December 31,	December 31,
	2003	2002
Cash flows from operating activities:
Net income	$664	$1,014
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	34	—
Allocation of ESOP	282	211
Increase in other assets	(404)	(13)
Increase in accrued expenses	11	6
Undistributed net income of subsidiary	(764)	(997)

Net cash provided by operating activities	(177)	221
Cash flows from investing activities:
Purchase of subsidiary stock	—	(11,141)
Purchase of securities	(624)	(1,763)
Proceeds from maturities of securities	75	—
Loan to employee ESOP plan	—	(1,852)

Net cash used in investing activities	(549)	(14,756)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	22,147
Dividends paid	(476)	—

Net cash used in financing activities	(476)	22,147

Net increase in cash	(1,202)	7,612
Cash at beginning of year	7,612	—

Cash at end of year	$6,410	$7,612

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

ITEM 8A. Controls and Procedures

     An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of December 31, 2003 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     The Registrant intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Registrant’s business. While the Registrant believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Registrant to modify its disclosure controls and procedures.

PART III

ITEM 9. Directors and Executive Officers of the Registrant

     Information required by this Item 9 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2004, under the captions “Election of Directors”, “The Audit Committee”, “Audit Committee Financial Expert”, “Compliance with Section 16”, and “Code of Ethics”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2004, under the captions “Executive Compensation”, “Directors’ Compensation”, “Deferred Compensation Plan”, “Other Compensation Arrangements”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2004, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

     The following table summarizes our equity compensation plans as of December 31, 2003.

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders (1)	183,721	13.00	55,117

Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders

ITEM 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2004, under the caption “Transactions with Certain Related Persons”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the index to exhibits

(b)	Reports on Form 8-K

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

ITEM 14. Principal Accountant Fees and Services

     Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2004, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Dated: March 18, 2004	By:	/s/ John R. Schroll

John R. Schroll, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ John R. Schroll John R. Schroll	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2004
/s/ Frank M. Tripp Frank M. Tripp	Chairman of the Board	March 18, 2004
/s/ William C. Kurtz William C. Kurtz	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 18, 2004
/s/ Harold A. Adamson Harold A. Adamson	Director	March 18, 2004
/s/ Lauren L. Bracy Lauren L. Bracy	Director	March 18, 2004
/s/ James R. Vozar James R. Vozar	Director	March 18, 2004
/s/ Stephen M. Ross Stephen M. Ross	Director	March 18, 2004
/s/ Gordon L. Welch Gordon L. Welch	Director	March 18, 2004
/s/ Craig W. Dally Craig W. Dally	Director	March 18, 2004

Index to Exhibits

Reference to
Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
3.1	Registrant’s Articles of Incorporation	*

3.2	Registrant’s Bylaws	*

4	Registrant’s Specimen Stock Certificate	*

10.1	Employment Agreement between Monarch Community Bank and John R. Schroll	*

10.2	Severance Agreement between Monarch Community Bank and William C. Kurtz	10.2

10.3	Registrant’s Employee Stock Ownership Plan	*

10.4	Registrant’s 2003 Stock Option and Incentive Plan	**

10.5	Registrant’s Recognition and Retention Plan	**

11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report

12	Statements re computation of ratios	None

13	Annual Report to Security Holders	Not required

14	Registrant’s Conflict of Interest and Ethics Policy	14

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of the registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Plante & Moran PLLC	23

24	Power of Attorney	Not required

31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2

32	Section 1350 Certification.	32

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated by reference

**	Filed on March 19, 2003 as part of Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference