Form 10QSB
period 2004-03-31
MONARCH COMMUNITY BANCORP INC
filed 2004-05-12
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
or

☐	Transition report under Section 13 or 15(d) of the Exchange Act
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
Yes: ☒ No: ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At May 10, 2004, there were 2,710,501 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

Monarch Community Bancorp, Inc.
Index

Condensed Consolidated Balance Sheets
	(unaudited)
	March 31,	December 31,
	2004	2003
	(Dollars in thousands,
	except per share data)
ASSETS
Cash and due from banks	$6,040	$6,357
Federal Funds sold and overnight deposits	19,286	20,974

Total cash and cash equivalents	25,326	27,331
Securities-Available for sale	19,514	19,648
Securities-Held to maturity	281	286
Other securities	3,062	3,029
Real Estate Investment — Limited partnership, at equity	1,381	1,415
Loans held for sale	2,058	421
Loans, net of allowance for loan losses	142,672	141,225
Accrued interest receivable	1,033	1,041
Foreclosed assets, net	2,207	2,177
Premises and equipment	4,093	4,168
Deferred income taxes	877	882
Other assets	2,182	1,500

Total assets	$204,686	$203,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	4,994	4,183
Interest-bearing	102,887	103,057

Total deposits	107,881	107,240
Federal Home Loan Bank advances	57,384	57,384
Accrued expenses and other liabilities	1,999	1,069

Total liabilities	167,264	165,693
Commitments and contingent liabilities	—	—
Stockholders’ equity
Common stock-$0.01 par value authorized-20,000,000 shares issued and outstanding-2,399,550 shares at March 31, 2004 and December 31, 2003	24	24
Additional paid in capital	23,352	23,352
Retained earnings	16,550	16,567
Accumulated other comprehensive income	84	75
Unearned Compensation	(2,588)	(2,588)

Total stockholders’ equity	37,422	37,430

Total liabilities and stockholders’ equity	$204,686	$203,123

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
	(Dollars in thousands)
Interest Income
Loans, including fees	$2,541	$2,961
Investment securities	156	146
Federal funds sold and overnight deposits	46	62

Total interest income	2,743	3,169

Interest Expense
Deposits	606	771
Federal Home Loan bank advances	798	779

Total interest expense	1,404	1,550

Net Interest Income	1,339	1,619
Provisions for Loan Losses	—	225

Net Interest Income after Provision for Loan Losses	1,339	1,394

Noninterest Income Fees and service charges	226	233
Loan servicing fees	57	49
Net gain on sale of loans	168	385
Other income	34	17

Total noninterest income	485	684
Noninterest Expenses
Salaries and employees benefits	910	846
Occupancy and equipment	197	192
Data processing	99	93
Mortage banking	35	106
Professional fees	99	89
Office supplies and forms	36	27
Advertising and promotion	24	14
Other general and administrative	277	244

Total noninterest expense	1,677	1,611

Income — Before Income Taxes	147	467
Income Taxes	44	148

Net Income	$103	$319

Earnings Per Share
Basic	$0.04	$0.14
Diluted	$0.04	$0.14

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
				(Dollars in thousands,
				except per share data)
Balance, January 1, 2003	2,314	$23	$22,149	$16,379	$64	($1,666)	$36,949
Comprehensive Income:
Net Income				319			319
Change in unrealized
gain on securities available
for sale, net of tax of $9					17		17

Total Comprehensive Income							336
Dividends paid ($0.05/share)				(115)	—		(115)

Balance, March 31, 2003	2,314	$23	$22,149	$16,583	$81	($1,666)	$37,170

Balance, January 1, 2004	2,399	$24	$23,352	$16,567	$75	($2,588)	$37,430
Comprehensive Income:
Net Income				103			103
Change in unrealized gain on securities available for sale, net of tax of $5					9		9

Total Comprehensive Income							112
Dividends paid ($0.05/share)				(120)			(120)

Balance, March 31, 2004	2,399	$24	$23,352	$16,550	$84	($2,588)	$37,422

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$103	$319
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	101	114
Provision for Loan Losses	—	225
Amortization	117	198
(Gain) Loss on sale of foreclosed assets	(1)	11
Deferred income taxes	—	(68)
Mortgage loans originated for sale	(7,102)	(13,734)
Proceeds from sale of mortgage loans	5,633	13,594
Gain on sale of mortgage loans	(168)	(385)
(Gain) Loss on disposal of premises and equipment	—	—
Net change in:
Real Estate Investment	34	35
Deferred loan fees	(12)	(3)
Accrued interest receivable	8	18
Other assets	(717)	(46)
Accrued expenses and other liabilities	930	926

Net cash provided by (used in) operating activities	(1,074)	1,204

Cash Flows from Investing Activities
Proceeds from maturities of HTM securities	5	—
Purchases of HTM securities	—	—
Proceeds from maturities of AFS securities	1,565	17
Purchases of available for sale securities	(1,499)	(1,274)
Purchases of other securities	(38)	(101)
Proceeds from maturities of other securities	5	—
Loan originations and principal collections, net	(1,960)	(3,213)
Proceeds from sale of foreclosed assets	496	699
Proceeds from sale of premises and equipment	—	—
Purchases of premises and equipment	(26)	(21)
Loan to Employee Stock Ownership Plan	—	—

Net cash provided by (used in) investing activities	(1,452)	(3,893)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	641	10,041
Proceeds from FHLB advances	—	5,000
Repayment of FHLB advances	—	—
Issuance of Common Stock	—	—
Issuance of dividend	(120)	(115)

Net cash provided by (used in) financing activities	521	14,926

Net increase (decrease) in cash and cash equivalents	(2,005)	12,237
Cash and cash equivalents -January 1	27,331	20,207

Cash and cash equivalents -March 31	$25,326	$32,444

Supplemental Cash Flow Information:
Cash paid for interest	1,413	1,541
Cash paid for income taxes	—	110
Noncash investing activity — loans transferred to foreclosed assets	525	938

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch and Hillsdale counties in Michigan. The Bank operates five full service offices and one drive-through only office. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a corporation that reinsures credit life and disability insurance, and a minority ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

The results of operations for the three month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock-based compensation.

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
The weighted average share reconciliation is as follows:
Weighted average shares outstanding	2,399,550	2,314,375
Less: Average nonvested RRP shares	(85,175)	0

Weighted average for basic EPS	2,314,375	2,314,375
Dilutive affect of restricted stock and stock options	82,692	0

Weighted average for dilutive EPS	2,397,067	2,314,375

STOCK-BASED COMPENSATION

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation”, the Company applies the provisions of APB No. 25. “Accounting for Stock-Based Compensation”, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method has been applied in measuring compensation costs.

The Company’s as reported and the pro forma information for the quarter ended March 31, 2004 is as follows:

March 31, 2004
(Dollars in thousands, except per share data)
As reported net income available to common shareholders	$103
Less: additional stock-based compensation determined under the fair value method, net of tax	12

Pro forma net income	$91

As reported earnings per share	$0.04
Pro forma earnings per share	$0.04
As reported earnings per diluted share	$0.04
Pro forma earnings per diluted share	$0.04

There were no options outstanding during the quarter ended March 31, 2003.

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

FINANCIAL CONDITION

Securities
 Securities totaled $22.9 million at March 31, 2004 and December 31, 2003. During the three months ended March 31, 2004, Monarch purchased $1.5 million in government agency bonds that are classified as available for sale to replace agency securities that had matured during the quarter. Management purchases securities to maintain sufficient liquidity and to provide yield to offset declines in the loan portfolio.

Loans
 The Bank’s net loan portfolio increased by $1.5 million, or 1%, from $141.2 million at December 31, 2003 to $142.7 million at March 31, 2004. Real estate loans increased $737,000, or .6%. This increase was primarily from multifamily and commercial real estate loans. Commercial business loans increased $344,000, or 13.0%. The Bank is continuing its efforts to increase its commercial real estate and business lending. Consumer loans increased $303,000, or 1.9%. The increase in consumer loans was primarily in boat and recreational vehicles loans and resulted from the Bank’s indirect lending program. The portion of the Bank’s loan portfolio represented by real estate loans was 86.8% at March 31, 2004 compared to 87.1% at December 31, 2003.

Deposits
 Total deposits increased $641,000, or .6%, from $107.2 million at December 31, 2003 to $107.9 million at March 31, 2004. Within the deposit totals, noninterest-bearing deposits increased by $811,000 and interest-bearing deposits decreased $170,000 from December 31, 2003 to March 31, 2004. The noninterest-bearing deposit increase is largely due to increases in municipal and commercial checking accounts at the Bank. The decrease in interest-bearing deposits is primarily in money market accounts, which decreased $422,000.

Federal Home Loan Bank Advances
 Federal Home Loan Bank (FHLB) advances did not change from December 31, 2003 to March 31, 2004. In an effort to manage our interest rate risk, the Bank has utilized longer term (in excess of five year maturities) fixed rate FHLB advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on certain shorter term deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk. This strategy had a negative impact on the Bank’s net interest margin for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Management is evaluating the potential benefit of prepaying certain advances but has no specific plans to do so at this time. See Net Interest Income discussion below.

Equity
 Total equity was $37.4 million at March 31, 2004 and December 31, 2003. This represents 18.3% and 18.4% of total assets at March 31, 2004 and December 31, 2003, respectively. Continued profitable operations during the three months ended March 31, 2004 was offset by the Corporation paying dividends of $.05 per share of common stock. These dividend payments reduced equity by $120,000.

RESULTS OF OPERATIONS

Net Interest Income
 Net interest income before the provision for loan losses for the quarter ended March 31, 2004 totaled $1.3 million and represented a decrease of $280,000 compared to the same period one year ago. The Corporation’s net interest margin decreased from 3.35% for the quarter ended March 31, 2003 to 2.87% for the quarter ended March 31, 2004. The net interest margin has been impacted by continued low market interest rates and the Bank’s level of FHLB borrowings which are at fixed rates that do not decline along with market rates. These borrowings cannot be prepaid without significant penalties. Net interest income was also negatively impacted by the decrease of $6.7 million of average interest earning assets (offset by the same reduction in liabilities). Interest income from loans represented 92.6% of total interest income for the first quarter of 2004 compared to 93.4% for the same period in 2003.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are average daily balances.

	Three Months Ended March 31,
	2004				2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Fed Funds and overnight deposits	$19,339	$46	0.96%	$20,581	$62	1.22%
Investment securities	19,342	119	2.50%	17,526	110	2.55%
Other securities	3,011	37	4.98%	2,844	36	5.13%
Loans receivable (1)	144,784	2,541	7.12%	152,227	2,961	7.89%

Total earning assets	$186,476	2,743	5.97%	$193,178	3,169	6.66%

Demand and NOW Accounts	$13,322	14	0.43%	$13,600	25	0.75%
Money market accounts	10,631	33	1.26%	9,941	40	1.63%
Savings accounts	15,906	17	0.43%	15,458	44	1.15%
Certificates of deposit	65,865	542	3.34%	74,461	662	3.61%
Federal Home Loan Bank Advances	57,384	798	5.64%	55,944	779	5.65%

Total interest bearing liabilities	$163,108	1,404	3.49%	$169,404	1,550	3.71%

Net interest income		$1,339			$1,619

Net interest spread			2.47%			2.95%

Net interest margin			2.87%			3.35%

Provision for Loan Losses
 The provision for loan losses was $0 for the quarter ended March 31, 2004 compared to $225,000 for the quarter ended March 31, 2003. We were able to maintain an adequate allowance for loan losses without recording a provision for loan losses during the quarter ended March 31, 2004 primarily due to the reduced level of non-performing loans at March 31, 2004 as compared to December 31, 2003. The allowance for loan losses was $2,544,000 at March 31, 2004 and $2,618,000 at December 31, 2002. The allowance as a percent of gross loans was 1.75% and 1.81% at March 31, 2004 and December 31, 2003, respectively. Net charge-offs for the quarter ended March 31, 2004 totaled $74,000 compared to $186,000 for the quarter ended March 31, 2003. Management attributes the lower charge offs in 2004 to the continued aggressive collection efforts and foreclosure activity which began in 2003.

The following table presents non-performing assets and certain asset quality ratios at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Non-performing loans	$2,780	$3,746
Real estate in judgment	1,079	1,082
Foreclosed and repossessed assets	1,151	1,142

Total non-performing assets	$5,010	$5,970

Non-performing loans to total loans	1.91%	2.60%
Non-performing assets to total assets	2.45%	2.94%
Allowance for loan losses to non-performing loans	91.5%	69.9%
Allowance for loan losses to loans receivable	1.75%	1.81%

Non-performing loans includes a $1.6 million loan relationship which was put on non-accrual status as of June 30, 2003. Two loans were made to fund the construction of a commercial building in southwest Michigan that has been completed. At March 31, 2004, $949,000 is owing on a 21 year, fixed rate loan which is 11 payments delinquent. $645,000 is owing on a one-year note which matured May 2003. The Bank made protective advances of $31,000 during the quarter ended March 31, 2004. The Bank is discussing a workout agreement with the borrower. The entire loan relationship has been classified by management as “doubtful” as of March 31, 2004.

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

Noninterest Income
 Noninterest income decreased by $199,000 to $485,000 for the quarter ended March 31, 2004 as compared to $684,000 for the quarter ended March 31, 2003. Gain on sale of loans decreased to $168,000 compared to $385,000 for the same period a year ago as mortgage banking activities were reduced significantly due to a less favorable refinancing environment in 2004 compared to the same period in 2003. Management believes this trend will continue throughout 2004.

Noninterest Expense
 Noninterest expense increased by $66,000 for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Salaries and benefits increased $64,000. Increased expenses related to the Employee Stock Ownership Plan, the Recognition and Retention Plan and the Pension Plan were partially offset by decreases in wage expense and employee health insurance costs which were the result of a reduced number of employees in 2004 compared to 2003 as well as an increase in the employee contribution to health insurance premiums. Mortgage banking expense decreased $71,000 consistent with the reduced mortgage banking activity in 2004 compared to 2003. Other operating expenses increased $33,000 primarily due to increased expenses related to the Banks real estate owned and repossessed assets which increased $31,000.

Federal Income Tax Expense
 The provision for federal income tax was 30% of pretax income for the three months ended March 31, 2004 as compared to 32% for the three months ended March 31, 2003. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the fluctuation of permanent book and tax differences such as non-deductible expenses and tax-exempt income as well as tax benefits recorded on the limited partnership investment.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At March 31, 2004, the total approved loan origination commitments outstanding including the unadvanced portion of construction loans amounted to $2.8 million. Unused commercial and consumer lines of credit were $6.3 million as of March 31, 2004; there were no outstanding letters of credit as of that date. Certificates of deposit scheduled to mature in one year or less at March 31, 2004 totaled $35.8 million. Based on historical experience, management believes that a significant portion of these certificates of deposit will remain with Monarch.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. At March 31, 2004 and based on current collateral levels, Monarch could borrow an additional $4.4 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents decreased by $2.0 million during the three-month period ended March 31, 2004 compared to a $12.2 million increase for the same period in 2003. During the three months ended March 31, 2003, management structured deposit rates to attract certificates of deposit as it was believed that market interest rates had bottomed out. Cash provided by increased deposits totaled $10.0 million in 2003 compared to $641,000 for the same period in 2004. A $5 million FHLB advance also provided cash for the three months ended March 31, 2003 while no borrowings were undertaken for the same period in 2004.

ACQUISITION

On April 15, 2004 the Company’s acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank, was completed. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. In June of 2004 it is expected that Marshall Savings Bank will merge with and into Monarch Community Bank. The Company will issue a total of 310,951 shares of its common stock and pay a total of approximately $19.7 million to former MSB Financial stockholders. Additional information regarding this purchase can be found in the Current Report on Form 8-K filed by the Company on April 30, 2004.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of March 31, 2004, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of March 31, 2004 were as follows: tangible capital, 14.1%; leverage capital, 14.1%; and total risk-based capital, 25.1%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively. The Bank will remain “well capitalized” after the consummation of the merger with MSB Financial, Inc., which was completed on April 15, 2004, and therefore Management does not anticipate needing to seek additional capital in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See the index to exhibits.

(b)	Reports on Form 8-K

(1)	Registrant filed a Current Report on Form 8-K on February 11, 2004 to report its earnings for the year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.
Date: May 12, 2004	By:	/s/ John R. Schroll
John R. Schroll
President and Chief Executive Officer

Date: May 12, 2004	And: /s/ William C. Kurtz
William C. Kurtz
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.

32	Section 1350 Certification.