Form 10QSB
period 2004-06-30
MONARCH COMMUNITY BANCORP INC
filed 2004-08-12
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004
or
☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

Commission file number: 000-49814

MONARCH COMMUNITY BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3627031 (I.R.S. employer identification no.)

375 North Willowbrook Road, Coldwater, MI 49036
(Address of principal executive offices)

517-278-4566
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At August 10, 2004, there were 2,709,704 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☑

Monarch Community Bancorp, Inc.
 Index

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2004	2003
	(Dollars in thousands,
	except per share data)
ASSETS
Cash and due from banks	$9,497	$6,357
Federal Funds sold and overnight deposits	7,010	20,974

Total cash and cash equivalents	16,507	27,331
Securities—Available for sale	19,686	19,648
Securities—Held to maturity	276	286
Other securities	4,634	3,029
Real Estate Investment — Limited partnership, at equity	1,348	1,415
Loans held for sale	1,111	421
Loans, net of allowance for loan losses	220,319	141,225
Accrued interest receivable	1,268	1,041
Foreclosed assets, net	3,489	2,177
Premises and equipment	6,799	4,168
Deferred income taxes	1,176	882
Core deposit intangible	1,971	—
Goodwill	8,641	—
Other assets	4,700	1,500

Total assets	$291,925	$203,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	4,758	4,183
Interest-bearing	173,415	103,057

Total deposits	178,173	107,240
Federal Home Loan Bank advances	65,245	57,384
Accrued expenses and other liabilities	6,489	1,069

Total liabilities	249,907	165,693
Commitments and contingent liabilities	—	—
Stockholders’ equity
Common stock — $0.01 par value 2,709,704 shares at June 30, 2004 and 2,399,550 at December 31, 2003	27	24
Additional paid in capital	27,924	23,352
Retained earnings	16,511	16,567
Accumulated other comprehensive income	(77)	75
Unearned Compensation	(2,367)	(2,588)

Total stockholders’ equity	42,018	37,430

Total liabilities and stockholders’ equity	$291,925	$203,123

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Interest Income
Loans, including fees	$3,373	$2,882	$5,914	$5,843
Investment securities	151	153	307	299
Federal funds sold and overnight deposits	30	70	76	132

Total interest income	3,554	3,105	6,297	6,274

Interest Expense
Deposits	703	725	1,309	1,496
Federal Home Loan bank advances	882	800	1,680	1,579

Total interest expense	1,585	1,525	2,989	3,075

Net Interest Income	1,969	1,580	3,308	3,199
Provisions for Loan Losses	450	797	450	1,022

Net Interest Income after Provision for Loan Losses	1,519	783	2,858	2,177
Noninterest Income
Fees and service charges	447	245	673	478
Loan servicing fees	101	50	158	99
Net gain on sale of loans	277	659	445	1,038
Other income	141	58	175	81

Total noninterest income	966	1,012	1,451	1,696
Noninterest Expenses
Salaries and employees benefits	1,223	852	2,133	1,727
Occupancy and equipment	238	186	435	378
Data processing	174	89	273	182
Mortage banking	76	127	111	233
Professional fees	142	151	241	240
Office supplies and forms	52	48	88	75
Advertising and promotion	34	20	58	34
Other general and administrative	359	292	636	507
Amortization of core deposit intangible	110	—	110	—

Total noninterest expense	2,408	1,765	4,085	3,376

Income — Before Income Taxes	77	30	224	497
Income Taxes	(19)	(6)	25	142

Net Income	$96	$36	$199	$355

Earnings Per Share
Basic	$0.04	$0.02	$0.08	$0.15
Diluted	$0.04	$0.02	$0.08	$0.15

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
				(Dollars in thousands,
				except per share data)
Balance, January 1, 2003	2,314	$23	$22,149	$16,379	$64	($1,666)	$36,949
Issuance of 88,875 shares of common stock at $13/share awarded in connection with Restricted Stock Plan	89	1	1,154			(1,155)	—
Comprehensive Income:
Net Income				355			355
Change in unrealized gain on securities available for sale, net of tax of $60					121		121

Total Comprehensive Income							476
Dividends paid ($0.10/share)				(236)	—		(236)

Balance, June 30, 2003	2,314	$23	$23,303	$16,498	$185	($2,821)	$37,189

Balance, January 1, 2004	2,399	$24	$23,352	$16,567	$75	($2,588)	$37,430
Issuance of 310,951 shares of common stock at $14.75/share in connection with purchase of MSB Financial, Inc.	311	3	4,583				4,586
Vesting of restricted shares						221	221
797 shares repurchased at $14.15/share	(1)		(11)				(11)
Comprehensive Income:
Net Income				199			199
Change in unrealized gain (loss) on securities available for sale, net of tax of $79					(152)		(152)

Total Comprehensive Income							47
Dividends paid ($0.10/share)				(255)			(255)

Balance, June 30, 2004	2,709	$27	$27,924	$16,511	$(77)	($2,367)	$42,018

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$199	$355
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	214	225
Provision for Loan Losses	450	1,022
Amortization	402	418
(Gain) Loss on sale of foreclosed assets	(34)	30
Deferred income taxes	76	(378)
Mortgage loans originated for sale	(13,952)	(38,763)
Proceeds from sale of mortgage loans	13,899	36,926
Gain on sale of mortgage loans	(445)	(1,048)
(Gain) Loss on disposal of premises and equipment	—	—
Net change in:
Real Estate Investment	67	—
Deferred loan fees	(353)	(29)
Accrued interest receivable	99	97
Other assets	168	(117)
Accrued expenses and other liabilities	2,178	2,340

Net cash provided by (used in) operating activities	2,968	1,078

Cash Flows from Investing Activities
Proceeds from maturities of HTM securities	(21)	50
Purchases of HTM securities	—	—
Proceeds from maturities of AFS securities	4,055	1,570
Purchases of available for sale securities	(4,499)	(3,641)
Purchases of other securities	(89)	(140)
Proceeds from maturities of other securities	5	—
Loan originations and principal collections, net	(6,861)	(920)
Proceeds from sale of foreclosed assets	1,358	1,264
Proceeds from sale of premises and equipment	—
Purchases of premises and equipment	(87)	(21)
Loan to Employee Stock Ownership Plan	221	—
Acquisition, net of cash	(12,779)	—

Net cash provided by (used in) investing activities	(18,697)	(1,838)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	716	11,001
Proceeds from FHLB advances	—	5,000
Repayment of FHLB advances	(131)	—
Issuance of Common Stock	4,586	—
Repurchase of Common Stock	(11)
Issuance of dividend	(255)	(236)

Net cash provided by (used in) financing activities	4,905	15,765

Net increase (decrease) in cash and cash equivalents	(10,824)	15,005
Cash and cash equivalents — January 1	27,331	20,207

Cash and cash equivalents — June 30	$16,507	$35,212

Supplemental Cash Flow Information:
Cash paid for interest	3,033	3,095
Cash paid for income taxes	—	260
Noncash investing activity — loans transferred to foreclosed assets	1,271	1,676

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

On April 15, 2004 the Corporation completed its acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. On June 7, 2004 Marshall Savings Bank was merged with and into Monarch Community Bank. The Corporation issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $8.6 million. A Core Deposit Intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years.

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Hillsdale and Calhoun counties in Michigan. The Bank operates eight full service offices and one drive-through only office. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a corporation that reinsures credit life and disability insurance, and a majority ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock-based compensation.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
The weighted average share reconciliation is as follows:
Weighted average shares outstanding	2,658,659	2,380,787	2,529,104	2,347,765
Less: Average nonvested RRP shares	(72,412)	(66,412)	(78,793)	(33,390)

Weighted average for basic EPS	2,586,247	2,314,375	2,450,311	2,314,375
Dilutive effect of restricted stock and stock options	51,037	8,075	26,294	—

Weighted average for dilutive EPS	2,637,284	2,322,450	2,476,605	2,314,375

STOCK-BASED COMPENSATION

As permitted by SFAS No. 148, “Accounting for Stock-Based Compensation”, the Corporation applies the provisions of APB No. 25. “Accounting for Stock-Based Compensation”, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method has been applied in measuring compensation costs.

The Corporation’s as reported and the pro forma information for the six months ended June 30, 2004 and 2003 is as follows:

	June 30, 2004	June 30, 2003
(Dollars in thousands, except per share data)
As reported net income available to common shareholders	$199	$355
Less: additional stock-based compensation determined under the fair value method, net of tax	(24)	(8)

Pro forma net income	$175	$347

As reported earnings per share	$0.08	$0.15
Pro forma earnings per share	$0.07	$0.15
As reported earnings per diluted share	$0.08	$0.15
Pro forma earnings per diluted share	$0.07	$0.15

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

Purchase Price Allocation. The acquisition of MSB Financial, Inc. has been accounted for using the purchase method. Accordingly the cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess cost over the amounts assigned to assets acquired and liabilities assumed has been recognized as Goodwill. Management obtained appraisals and valuations of certain assets and liabilities from third party appraisers and financial consultants to assist in its estimate of fair values of the assets acquired and liabilities assumed.

FINANCIAL CONDITION

Total Assets
 Assets increased $88.8 million, or 43.7% to $291.9 million at June 30, 2004 compared to $203.1 million at December 31, 2003, primarily due to the acquisition of MSB Financial, Inc.

Securities
 Securities totaled $24.5 million at June 30, 2004 compared to $22.9 million at December 31, 2003. The increase was attributable to the $1.5 million of Federal Home Loan Bank Stock owned by MSB Financial. Management purchases securities to maintain sufficient liquidity and to provide yield to offset declines in the loan portfolio.

Loans
 The Bank’s net loan portfolio increased by $79.1 million, or 56.0%, from $141.2 million at December 31, 2003 to $220.3 million at June 30, 2004. Real estate loans increased $74.9 million, or 58.8%. Real estate loans secured by one-to four family residential properties increased $49.0 million to $157.0 million at June 30, 2004 as compared to $107.9 million at December 31, 2003. Real estate loans secured by multifamily and commercial property increased $25.9 million to $45.2 million at June 30, 2004 from $ 19.4 million at December 31, 2003. Commercial business loans increased $2.3 million to $5.0 million at June 30, 2004 as compared to $2.7 million at December 31, 2003. Consumer loans increased $3.4 million to $9.7 million at June 30, 2004 from $6.3 million at December 31, 2003. These increases were due primarily to the acquisition of MSB Financial. Notwithstanding the acquisition the Bank did increase its multifamily and commercial real estate loans by $6.6 million thru new originations and the conversion of a $3.2 million construction loan to permanent financing. The Bank increased its consumer loans primarily in boat and recreational vehicles loans resulting from the Bank’s indirect lending program. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and business loans as well as expanded geographic outreach facilitated by the acquisition and introduction of online mortgage origination. The portion of the Bank’s loan portfolio represented by real estate loans was 90.6% at June 30, 2004 compared to 87.1% at December 31, 2003.

Deposits
 Total deposits increased $70.9 million, or 66.1%, from $107.2 million at December 31, 2003 to $178.1 million at June 30, 2004. This increase was primarily due to the acquisition of MSB Financial. Management expects future deposit growth to come from increased marketing efforts to attract savings and checking accounts as well as product enhancement including the introduction on internet banking.

Federal Home Loan Bank Advances
 Federal Home Loan Bank (FHLB) advances increased $7.8 million as a result of the acquisition. In an effort to manage our interest rate risk, the Bank has utilized longer term (in excess of five year maturities) fixed rate FHLB advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on certain shorter term deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk. This strategy had a negative impact on the Bank’s net interest margin for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The advances assumed in the acquisition, while carrying a similar interest rate to the Bank’s existing advances, has resulted in a reduction of the weighted average remaining maturity from 4.9 years to 4.4 years. Management continues to evaluate the potential benefit of prepaying certain advances but has no specific plans to do so at this time. See Net Interest Income discussion below.

Equity
 Total equity was $42.0 million at June 30, 2004 compared to $37.4 million at December 31, 2003. This represents 14.4% and 18.4% of total assets at June 30, 2004 and December 31, 2003, respectively. Equity increased $4.6 million due to the issuance of 310,951 shares of common stock in connection with the acquisition of MSB Financial. Dividend payments reduced equity by $255,000. Management considers its equity position to be strong and has no plans or intentions to increase equity other than by continued profitable operations.

RESULTS OF OPERATIONS

Net Interest Income
 Net interest income before the provision for loan losses for the quarter ended June 30, 2004 totaled $2.0 million and represented an increase of $389,000 compared to the same period one year ago. The Corporation’s net interest margin increased from 3.27% for the quarter ended June 30, 2003 to 3.38% for the quarter ended June 30, 2004. The net interest margin for the three months ended was positively impacted by the acquisition of lower costing deposit accounts from MSB Financial. Interest income from loans represented 94.9% of total interest income for the first quarter of 2004 compared to 93% for the same period in 2003.

Net interest income before the provision for loan losses for the six months ended June 30, 2004 totaled $3.3 million and represented an increase of $109,000, or 3.4%, compared to the same period a year ago. The Corporation’s net interest margin declined to 3.16% for the six months ended June 30, 2004 from 3.30% for the six months ended June 30, 2003. The primary reason for the decline in net interest margin is the Bank’s level of FHLB borrowing which have not declined in cost to offset declines in loan yields over the same period. Loan yields have declined as market rates remained low resulting in refinancings at lower rates and decreasing rates on adjustable rate loans. Net interest income increased despite the lower net interest margin due to the higher level of earning assets resulting from the acquisition of MSB Financial.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Six Months Ended June 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in Thousands)
Federal Funds sold and
Overnight deposit	$14,973	$76	1.02%	$22,165	$106	1.75%
Investment securities	19,665	240	2.45	18,018	225	2.52
Other securities	3,546	67	3.79	2,873	75	5.26
Loans	171,440	5,914	6.92	152,252	5,843	7.74

Total earning assets	$209,624	6,297	6.02	$195,308	6,274	6.48

Demand and NOW accounts	$18,717	51	.55	$9,980	41	.83
Money market accounts	11,833	71	1.20	9,896	65	1.32
Savings deposit	18,078	51	0.57	15,862	81	1.03
Certificates of deposit	70,672	1,136	3.22	78,102	1,309	3.38
FHLB advances	60,141	1,680	5.60	56,727	1,579	5.61

Total interest-bearing liabilities	$179,441	2,989	3.34	$170,567	3,075	3.64

Net interest income		$3,308			$3,199

Net interest spread			2.68%			2.84%
Net interest margin			3.16%			3.30%

Provision for Loan Losses
 The provision for loan losses was $450,000 for the quarter ended June 30, 2004 compared to $797,000 for the quarter ended June 30, 2003. Net charge-offs for the quarter ended June 30, 2004 totaled $1.4 million compared to $104,000 for the quarter ended June 30, 2003. During the quarter ended June 30, 2004 the Bank charged off $1.2 million of a $1.6 million loan relationship secured by a commercial building in southwest Michigan. The relationship includes two loans which were made to fund the construction of a commercial building in southwest Michigan that was completed in 2003. Both loans were placed into non-accrual status as of June 30, 2003. In June 2004, the Bank foreclosed on the property in an attempt to satisfy the debt. The foreclosure is subject to redemption rights by the borrower and the Bank does not expect to take possession of the property until late in 2004 or early 2005. The property is recorded in Real Estate in Judgment at June 30, 2004.

The provision for loan losses for the six months ended June 30, 2004 was $450,000 compared to $1.0 million for the same period in 2003. The primary reason for the higher provision in 2003 was the placing of the two loans mentioned above into non-accrual status as of June 30, 2003. The allowance for loan losses was $2,147,000 at June 30, 2004 and $2,618,000 at December 31, 2003. The allowance as a percent of gross loans was .96% and 1.81% at June 30, 2004 and December 31, 2003, respectively. Net charge-offs for the six months ended June 30, 2004 totaled $1.4 million compared to $290,000 for the six months ended June 30, 2003.

The following table presents non-performing assets and certain asset quality ratios at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Non-performing loans	$2,279	$3,746
Real estate in judgment	1,138	1,082
Foreclosed and repossessed assets	2,377	1,142

Total non-performing assets	$5,794	$5,970

Non-performing loans to total loans	1.03%	2.60%
Non-performing assets to total assets	1.98%	2.92%
Allowance for loan losses to non-performing loans	94.2%	69.9%
Allowance for loan losses to loans receivable	.96%	1.81%

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

Noninterest Income
 Noninterest income decreased by $46,000 to $966,000 for the quarter ended June 30, 2004 as compared to $1.01 million for the quarter ended June 30, 2003. Gain on sale of loans decreased to $277,000 compared to $659,000 for the same period a year ago as mortgage banking activities were reduced significantly due to a less favorable refinancing environment in 2004 compared to the same period in 2003. Management believes this trend will continue throughout 2004. Fees and service charges increased $202,000 and loan servicing fees increased $51,000 for the quarter ended June 30, 2004 compared to the same period in 2003 and were primarily the result of adding the operations of MSB Financial. Other income increase $83,000 to $141,000 for the quarter ended June 30, 2004 as compared to $58,000 for the quarter ended June 30, 2003. This increase was due to gains on sale of real estate owned increasing $52,000 from the same period a year ago. Investment service income of $18,000 and earnings on bank owned life insurance of $17,000 also contributed to the increase in other income.

For the six months ended June 30, 2004 noninterest income decreased $245,000 to $1.5 million from $1.7 million for the six months ended June 30, 2003. Gain on sale of loans decreased to $445,000 from $1.0 million for the same period a year ago. Fees and service charges increased $195,000, loan servicing fees increased $59,000 and other income increased $94,000 for the six months ended June 30, 2004 as compared to the same period in 2003, for the reasons discussed above.

Noninterest Expense
 Noninterest expense increased by $643,000 for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The primary reason for the increase was the additional 30 staff members and 3 branches of the Marshall operations. Data processing increased $85,000 from $89,000 for the quarter ended June 30, 2003 to $174,000 for the quarter ended June 30, 2004. This increase was primarily the result of operating two separate data processing systems thru most of the quarter ended June 30, 2004. Mortgage banking expense decreased $51,000 consistent with the reduced mortgage banking activity in 2004 compared to 2003. Other general and administrative expenses included an increase in real estate owned expense of $40,000 for the three months ended June 30, 2004 compared to the same period a year ago as the Bank continues to have a relatively high number of foreclosed properties. Amortization of the core deposit intangible commenced during the three months ended June 30, 2004 and amounted to $110,000 compared to $0 for the quarter ended June 30, 2003.

For the six months ended June 30, 2004 noninterest expense increased $709,000 to $4.1 million as compared to $3.4 million for the six months ended June 30, 2003. This increase was largely attributable to the same reasons discussed above.

Federal Income Tax Expense
 The provision for federal income tax was 11% of pretax income for the six months ended June 30, 2004 as compared to 29% for the six months ended June 30, 2003. The difference between the effective tax rates and the federal corporate income tax rate of 34% is largely attributable to the tax benefits recorded on the limited partnership investment.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2004 totaled $35.8 million. Based on historical experience, management believes that a significant portion of these certificates of deposit will remain with Monarch.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. At June 30, 2004 and based on current collateral levels, Monarch could borrow an additional $23.3 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents decreased by $10.8 million during the six month period ended June 30, 2004 compared to a $15.0 million increase for the same period in 2003. The acquisition of MSB Financial used $12.8 million in cash which was partially offset by issuance of common stock of $4.6 million. Loan originations, net of payments, used $6.9 million for the six months ended June 30, 2004 compared to $920,000 for the same period a year ago. Cash provided by increased deposits totaled $11.0 million in 2003 compared to $716,000 for the same period in 2004. During the six months ended June 30, 2003, management structured deposit rates to attract certificates of deposit as it was believed that market interest rates had bottomed out. A $5 million FHLB advance also provided cash for the six months ended June 30, 2003 while no borrowings were undertaken for the same period in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2004, the total approved loan origination commitments outstanding including the unadvanced portion of construction loans amounted to $4.0 million. Unused commercial and consumer lines of credit were $13.2 million as of June 30, 2004 and letters of credit were $138,000 as of that date.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of June 30, 2004, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of June 30, 2004 were as follows: tangible capital, 9.42%; leverage capital, 9.42%; and total risk-based capital, 15.25%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively. The Bank remains “well capitalized” after the consummation of the merger with MSB Financial, Inc., which was completed on April 15, 2004, and therefore Management does not anticipate needing to seek additional capital in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	Election of Directors with terms ending in 2007

	For	Withhold
John R. Schroll	2,011,641	14,329
Craig W. Dally	2,011,840	14,130

The following are the names of the directors (and remaining terms) whose terms continued after the meeting:

Term
Expires
Harold A. Adamson	2005
Lauren L. Bracy	2005
James R. Vozar	2005
Frank M. Tripp	2006
Stephen M. Ross	2006
Gordon L. Welch	2006

2.	Ratification of the appointment of Plante & Moran, PLLC as independent auditors for the fiscal year ending December 31, 2004:

For: 1,987,206	Against: 23,539	Abstain: 15,225

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See the index to exhibits.

(b)	Reports on Form 8-K

(1)	Registrant filed a Current Report on Form 8-K on June 8, 2004 to report the merger of Marshall Savings Bank with and into Monarch Community Bank as well as to report on the charge off of $1.2 million in connection with a commercial real estate loan.

(2)	Registrant filed a Current Report on Form 8-K on April 15, 2004 to report the merger of MSB Financial, Inc. with and into Monarch Community Bancorp, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.
Date: August 12, 2004	By:	/s/ John R. Schroll

John R. Schroll President and Chief Executive Officer

Date: August 12, 2004	And:	/s/ William C. Kurtz

William C. Kurtz Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.
32	Section 1350 Certification.