Form 10QSB
period 2004-09-30
MONARCH COMMUNITY BANCORP INC
filed 2004-11-15
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

517-278-4566
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At November 8, 2004, there were 2,709,704 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes: [  ] No: [X]

Monarch Community Bancorp, Inc.
Index

PART I-FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

MONARCH COMMUNITY BANCORP, INC.

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2004	2003
	(Dollars in thousands,
	except per share data)
ASSETS
Cash and due from banks	$8,456	$6,357
Federal Funds sold and overnight deposits	3,339	20,974

Total cash and cash equivalents	11,795	27,331
Securities-Available for sale	12,333	19,648
Securities-Held to maturity	271	286
Other investments	4,671	3,029
Real Estate Investment — Limited partnership, at equity	1,313	1,415
Loans held for sale	725	421
Loans, net of allowance for loan losses	222,039	141,225
Accrued interest and late charges	1,256	1,041
Foreclosed assets, net	3,161	2,177
Premises and equipment	6,891	4,168
Deferred income taxes	1,142	882
Goodwill & Core Deposit Intangible	10,049	—
Other assets	4,942	1,500

Total assets	$280,588	$203,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,208	$4,183
Interest-bearing	164,528	103,057

Total deposits	169,736	107,240
Federal Home Loan Bank advances	64,741	57,384
Accrued expenses and other liabilities	4,405	1,069

Total liabilities	238,882	165,693
Commitments and contingent liabilities	—	—
Stockholder’s equity
Common stock-$0.01 par value authorized-20,000,000 shares issued and outstanding-2,709,704 shares at September 30, 2004 and 2,399,550 shares at December 31, 2003	27	24
Additional paid in capital	27,924	23,352
Retained earnings	16,115	16,567
Accumulated other comprehensive income	7	75
Unearned Compensation	(2,367)	(2,588)

Total stockholder’s equity	41,706	37,430

Total liabilities and stockholder’s equity	$280,588	$203,123

See accompanying notes to condensed consolidated financial statements

10 Q-SB FOR SEPTEMBER 30, 2004

Condensed Consolidated Statements of Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest Income
Loans, including fees	$3,597	$2,725	$9,511	$8,568
Investment securities	176	155	483	454
Federal funds sold and overnight deposits	14	63	90	195

Total interest income	3,787	2,943	10,084	9,217

Interest Expense
Deposits	709	694	2,018	2,190
Federal Home Loan bank advances	893	809	2,573	2,388

Total interest expense	1,602	1,503	4,591	4,578

Net Interest Income	2,185	1,440	5,493	4,639
Provisions for Loan Losses	375	135	825	1,157

Net Interest Income after Provision for Loan Losses	1,810	1,305	4,668	3,482
Noninterest Income
Fees and service charges	588	246	1,261	724
Loan servicing fees	118	55	276	154
Net gain on sale of loans	245	452	690	1,490
Net gain (loss) on sale of securities	4	(1)	14	(1)
Other income	125	5	290	86

Total noninterest income	1,080	757	2,531	2,453
Noninterest Expenses
Salaries and employees benefits	1,780	925	3,913	2,652
Occupancy and equipment	326	181	761	559
Data processing	157	89	430	271
Mortgage banking	88	98	199	331
Professional fees	151	69	392	309
Office supplies and forms	40	18	128	93
Advertising and promotion	33	24	91	58
Other general and administrative	511	277	1,147	784
Amortization of core deposit intangible	109	—	219	—

Total noninterest expense	3,195	1,681	7,280	5,057

Income — Before Income Taxes	(305)	381	(81)	878
Income Taxes	(45)	105	(20)	247

Net Income (Loss)	$(260)	$276	$(61)	$631

Earnings (Loss) Per Share
Basic	$(0.10)	$0.12	$(0.02)	$0.27
Diluted	$(0.10)	$0.12	$(0.02)	$0.27

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
Balance, January 1, 2003	2,314	$23	$22,149	$16,379	$64	($1,666)	$36,949
Issuance of 88,875 shares of common stock at $13/share awarded in connection with Restricted Stock Plan	89	1	1,154			(1,155)	—
Comprehensive Income:
Net Income				631			631
Change in unrealized gain on securities available for sale, net of tax of $4					11		11

Total Comprehensive Income							642
Dividends paid ($0.15/share)				(357)	—		(357)

Balance, September 30, 2003	2,403	$24	$23,303	$16,653	$75	($2,821)	$37,234

Balance, January 1, 2004	2,399	$24	$23,352	$16,567	$75	($2,588)	$37,430
Issuance of 310,951 shares of common stock at $14.75/share in connection with purchase of MSB Financial, Inc.	311	3	4,583				4,586
Vesting of restricted shares						221	221
797 shares repurchased at $14.15/share	(1)		(11)				(11)
Comprehensive Income:
Net Income				(61)			(61)
Change in unrealized gain (loss) on securities available for sale, net of tax of $35					(68)		(68)

Total Comprehensive Income							(129)
Dividends paid ($0.15/share)				(391)			(391)

Balance, September 30, 2004	2,709	$27	$27,924	$16,115	$7	($2,367)	$41,706

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$(61)	$631
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	385	324
Provision for Loan Losses	875	1,157
Amortization	601	609
(Gain) Loss on sale of foreclosed assets	(97)	32
Deferred income taxes	67	(385)
Mortgage loans originated for sale	(22,545)	(53,864)
Proceeds from sale of mortgage loans	23,129	56,029
Gain on sale of mortgage loans	(696)	(1,501)
(Gain) Loss on disposal of premises and equipment	—	—
Net change in:
Real Estate Investment	102	—
Deferred loan fees	(348)	(47)
Accrued interest receivable	111	125
Other assets	(74)	(505)
Accrued expenses and other liabilities	94	904

Net cash provided by (used in) operating activities	1,543	3,509

Cash Flows from Investing Activities
Proceeds from maturities of HTM securities	—	270
Purchases of HTM securities	(21)	(291)
Proceeds from sale and maturities of AFS securities	12,430	2,730
Purchases of available for sale securities	(5,499)	(3,641)
Purchases of other securities	(140)	(176)
Proceeds from maturities of other securities	19	—
Loan originations and principal collections, net	(9,800)	(4,141)
Proceeds from sale of foreclosed assets	2,233	1,961
Proceeds from sale of premises and equipment	—	—
Purchases of premises and equipment	(350)	(21)
Vesting of restricted stock	221	—
Acquisition, net of cash	(12,010)	—

Net cash provided by (used in) investing activities	(12,917)	(3,309)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(7,721)	4,373
Proceeds from FHLB advances	1,000	5,000
Repayment of FHLB advances	(1,625)	—
Issuance of Common Stock	4,586	—
Repurchase of Common Stock	(11)
Issuance of dividend	(391)	(357)

Net cash provided by (used in) financing activities	(4,162)	9,016

Net increase (decrease) in cash and cash equivalents	(15,536)	9,216
Cash and cash equivalents -January 1	27,331	20,207

Cash and cash equivalents -September 30	$11,795	$29,423

Supplemental Cash Flow Information:
Cash paid for interest	4,726	4,656
Cash paid for income taxes	23	260
Noncash investing activity — loans transferred to foreclosed assets	2,060	2,296

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

On April 15, 2004 the Corporation completed its acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. On September 7, 2004 Marshall Savings Bank was merged with and into Monarch Community Bank. The Corporation issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The cash paid in the transaction came from the Corporation’s existing liquidity. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $7.9 million. A Core Deposit Intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years.

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock-based compensation.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
The weighted average share reconciliation is as follows:
Weighted average shares outstanding	2,709,704	2,403,250	2,589,744	2,366,463
Less: Average nonvested RRP shares	(68,135)	(88,875)	(75,225)	(52,088)

Weighted average for basic EPS	2,641,569	2,314,375	2,514,519	2,314,375
Dilutive effect of restricted stock and stock options	—	28,723	—	2,542

Weighted average for dilutive EPS	2,641,569	2,343,098	2,514,519	2,316,917

STOCK-BASED COMPENSATION

As permitted by SFAS No. 148,“Accounting for Stock-Based Compensation”, the Corporation applies the provisions of APB No. 25. “Accounting for Stock-Based Compensation”, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method has been applied in measuring compensation costs.

The Corporation’s as reported and the pro forma information for the nine months ended September 30, 2004 and 2003 is as follows:

(Dollars in thousands, except per share data)	September 30, 2004	September 30, 2003
As reported net income (loss) available to common shareholders	$(61)	$631
Less: additional stock-based compensation determined under the fair value method, net of tax	(36)	(12)

Pro forma net income (loss)	$(97)	$619

As reported earnings (loss) per share	$(0.02)	$0.27
Pro forma earnings (loss) per share	$(0.04)	$0.27
As reported earnings (loss) per diluted share	$(0.02)	$0.27
Pro forma earnings (loss) per diluted share	$(0.04)	$0.27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Corporation and the accompanying notes.

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

FINANCIAL CONDITION

Total Assets

Assets increased $77.4 million, or 38.1% to $280.6 million at September 30, 2004 compared to $203.1 million at December 31, 2003. The increase was the result of the acquisition of MSB Financial, Inc assets of $97.4 million less the $19.7 million in cash paid.

Securities

Securities totaled $17.2 million at September 30, 2004 compared to $22.9 million at December 31, 2003. The decrease was attributable to the maturity, call and sale of securities as part of the ongoing management of the Bank’s liquidity and investment portfolio.

Loans

The Bank’s net loan portfolio increased by $80.8 million, or 57.2%, from $141.2 million at December 31, 2003 to $222.0 million at September 30, 2004. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Real Estate Loans:
One-to four-family	$141,315	62.7%	$93,056	64.5%
Multi-family	3,574	1.6	485	0.3
Commercial	41,492	18.4	22,728	15.8
Construction or development	7,842	3.5	9,451	6.5

Total real estate loans	194,223	86.2	125,720	87.1
Other loans:
Consumer loans:
Automobile	2,655	1.2	1,546	1.1
Home equity	15,000	6.7	9,613	6.7
Manufactured housing	797	0.3	930	0.6
Other	6,726	3.0	3,795	2.6

Total consumer loans	25,178	11.2	15,884	11.0
Commercial Business Loans	5,869	2.6	2,695	1.9

Total other loans	31,047	13.8	18,579	12.9

Total Loans	225,270	100.0%	144,299	100.0%

Less:
Allowance for loan losses	2,441		2,618
Net deferred loan fees	790		454
Loans in process	—		2

Total Loans, net	$222,039		$141,225

These increases noted in the table above were due primarily to the acquisition of MSB Financial. Notwithstanding the acquisition, the Bank did increase its commercial real estate loans by $6.2 million thru new originations and the conversion of a $3.2 million construction loan to permanent financing. The Bank increased its consumer loans $2.5 million primarily in boat and recreational vehicles loans resulting from the Bank’s indirect lending program. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and business loans as well as expanded geographic outreach facilitated by the acquisition and introduction of online mortgage origination.

Deposits

Total deposits increased $62.5 million, or 58.3%, from $107.2 million at December 31, 2003 to $169.7 million at September 30, 2004. The acquisition of MSB Financial provided $70.2 million in additional deposits consisting of $42.4 million of savings and checking accounts and $27.8 million in certificates of deposit. This was offset by a decline in deposits since December 31, 2003 of $8.6 million, primarily in brokered certificates of deposit of $5.4 million. Balances in brokered deposits are managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement including the introduction of internet banking.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances increased $7.4 million as a result of the acquisition. In an effort to manage our interest rate risk, the Bank has utilized longer term (in excess of five year maturities) fixed rate FHLB advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances are currently greater than those paid on certain shorter term deposits, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk. This strategy had a negative impact on the Bank’s net interest margin for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The advances assumed in the acquisition, while carrying a similar interest rate to the Bank’s existing advances, has resulted in a reduction of the weighted average remaining maturity from 4.9 years to 4.1 years. Management continues to evaluate the potential benefit of prepaying certain advances but has no specific plans to do so at this time. See “Net Interest Income” discussion below.

Equity

Total equity was $41.8 million at September 30, 2004 compared to $37.4 million at December 31, 2003. This represents 14.9% and 18.4% of total assets at September 30, 2004 and December 31, 2003, respectively. Equity increased $4.6 million due to the issuance of 310,951 shares of common stock in connection with the acquisition of MSB Financial. Dividend payments reduced equity by $391,000. Management considers its equity position to be strong and has no plans or intentions to increase equity other than by continued profitable operations.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before the provision for loan losses for the quarter ended September 30, 2004 totaled $2.2 million and represented an increase of $745,000 compared to the same period one year ago. The Corporation’s net interest margin increased from 2.91% for the quarter ended September 30, 2003 to 3.52% for the quarter ended September 30, 2004. The net interest margin for the three months ended September 30, 2004 was positively impacted by the acquisition of lower costing deposit accounts from MSB Financial as well as the relatively lower balances kept by the Bank in federal funds sold and overnight deposits. Interest income from loans represented 95.0% of total interest income for the third quarter of 2004 compared to 92.6% for the same period in 2003.

Net interest income before the provision for loan losses for the nine months ended September 30, 2004 totaled $5.5 million and represented an increase of $854,000, or 18.4%, compared to the same period a year ago. The Corporation’s net interest margin increased from 3.16% for the nine months ended September 30, 2003 from 3.29% for the nine months ended September 30, 2004. The primary reason for the increase in net interest margin was the lower cost liabilities resulting from the acquisition of MSB Financial.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Nine Months Ended September 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in Thousands)
Federal Funds sold and Overnight deposit	$10,947	$90	1.10%	$23,706	$195	1.10%
Investment securities	19,368	416	2.86	18,001	343	2.51
Other securities	3,900	123	4.20	3,134	111	5.13
Loans	188,185	9,511	6.73	150,887	8,568	7.59

Total earning assets	$222,401	10,084	6.04	$195,728	9,217	6.30

Demand and NOW accounts	$22,606	73	.43	$14,110	58	.55
Money market accounts	14,635	124	1.13	10,036	95	1.27
Savings deposit	22,350	85	0.51	16,083	112	.93
Certificates of deposit	77,055	1,736	3.00	73,375	1,925	3.51
FHLB advances	61,680	2,573	5.56	56,987	2,388	5.60

Total interest-bearing liabilities	$198,327	4,591	3.08	$170,591	4,578	3.59

Net interest income		$5,493			$4,639

Net interest spread			2.96%			2.71%
Net interest margin			3.29%			3.16%

The recent increase in short term market interest rates is expected to improve the Bank’s net interest margin as adjustable rate loans reprice to higher rates more quickly than the Bank’s liabilities.

Provision for Loan Losses

The provision for loan losses was $375,000 for the quarter ended September 30, 2004 compared to $135,000 for the quarter ended September 30, 2003. The increased provision in 2004 was due to management identifying certain commercial loans as “watch” credits and the resulting impact on the determination of the adequacy of the allowance for loan losses. Net charge-offs for the quarter ended September 30, 2004 totaled $82,000 compared to $135,000 for the quarter ended September 30, 2003.

The provision for loan losses for the nine months ended September 30, 2004 was $825,000 compared to $1.2 million for the same period in 2003.

Net charge-offs for the nine months ended September 30, 2004 totaled $1.5 million compared to $421,000 for the six months ended September 30, 2003. During 2004 the Bank charged off $1.2 million of a $1.6 million loan relationship secured by a commercial building in southwest Michigan. The relationship includes two loans which were made to fund the construction of a commercial building in southwest Michigan that was completed in 2003. Both loans were placed into non-accrual status as of June 30, 2003. In June 2004, the Bank foreclosed on the property in an attempt to satisfy the debt. The foreclosure is subject to redemption rights by the borrower and the Bank does not expect to take possession of the property until late in 2004 or early 2005. The property is recorded in Real Estate in Judgment at September 30, 2004.

The allowance for loan losses was $2,441,000 at September 30, 2004 and $2,618,000 at December 31, 2003.

The following table presents non-performing assets and certain asset quality ratios at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Non-performing loans	$2,534	$3,746
Real estate in judgment	1,206	1,082
Foreclosed and repossessed assets	1,999	1,142

Total non-performing assets	$5,739	$5,970

Non-performing loans to total loans	1.14%	2.60%
Non-performing assets to total assets	2.05%	2.92%
Allowance for loan losses to non-performing loans	96.3%	69.9%
Allowance for loan losses to loans receivable	1.09%	1.81%

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

Noninterest Income

Noninterest income increased by $320,000 to $1.1 million for the quarter ended September 30, 2004 as compared to $750,000 for the quarter ended September 30, 2003. Gain on sale of loans decreased to $245,000 compared to $452,000 for the same period a year ago as mortgage banking activities were reduced significantly in 2004 compared to the same period in 2003. Management believes this trend will continue for the balance of 2004. Fees and service charges increased $342,000 and loan servicing fees increased $63,000 for the quarter ended September 30, 2004 compared to the same period in 2003 and were primarily the result of adding the operations of MSB Financial. Fees and service charges on deposit accounts have increased significantly due to the number of savings and checking accounts acquired. Also, the Bank recently began an overdraft protection program which is expected to further increase fees in the future. Other income increased $120,000 to $125,000 for the quarter ended September 30, 2004 as compared to $5,000 for the quarter ended September 30, 2003. This increase was due to gains on sale of real estate owned increasing $62,000 from the same period a year ago. Investment service income of $16,000 and earnings on bank owned life insurance of $20,000 also contributed to the increase in other income.

For the nine months ended September 30, 2004 noninterest income increased $78,000 to $2.5 million from $2.4 million for the nine months ended September 30, 2003. Gain on sale of loans decreased to $800,000 from $1.5 million for the same period a year ago. Fees and service charges increased $537,000, loan servicing fees increased $122,000 and other income increased $219,000 for the nine months ended September 30, 2004 as compared to the same period in 2003, for the reasons discussed above.

Noninterest Expense

Noninterest expense increased by $1.5 million for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The primary reason for the increase was the additional 30 staff members and 3 branches of the Marshall operations and the additional expenses incurred in continuing the integration of staff and data processing systems. The Bank also recorded severance pay of $525,000 in connection with the termination of its former President and CEO. This expense is included in salaries and employee benefits. Professional fees increased $ 82,000 due to increased legal, audit, stock transfer and employee recruiting expense. Other general and administrative expenses included an increase in real estate owned expense of $48,000 for the three months ended September 30, 2004 compared to the same period a year ago as the Bank continues to have a relatively high number of foreclosed properties. Amortization of the core deposit intangible amounted to $109,000 compared to $0 for the quarter ended September 30, 2003.

For the nine months ended September 30, 2004 noninterest expense increased $2.1 to $7.2 million as compared to $5.1 million for the nine months ended September 30, 2003. This increase was largely attributable to the same reasons discussed above.

Federal Income Tax Expense

The provision for federal income tax was negative $20,000 for the nine months ended September 30, 2004 due to the net loss experienced during that period.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $51.5 million. Based on historical experience, management believes that a significant portion of these certificates of deposit will remain with Monarch as long as the Bank pays a competitive rate of interest.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. At September 30, 2004 and based on current collateral levels, Monarch could borrow an additional $21.3 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents decreased by $15.5 million during the nine month period ended September 30, 2004 compared to a $9.0 million increase for the same period in 2003. The acquisition of MSB Financial used $12.8 million in cash which was partially offset by issuance of common stock of $4.6 million. Loan originations, net of payments, used $9.8 million for the nine months ended September 30, 2004 compared to $4.1 million for the same period a year ago. Cash used by deposit runoff totaled $7.7 million in 2004 while providing $4.4 million for the same period in 2003. During the nine months ended September 30, 2003, management structured deposit rates to attract certificates of deposit as it was believed that market interest rates had bottomed out. During the nine months ended September 30, 2004 management reversed this strategy to allow certificate balances to decline. The decline in funds was offset by the sale and maturity of $12.4 million of available for sale securities during the nine months ended September 30, 2004. A $5 million FHLB advance provided cash for the nine months ended September 30, 2003 while only $1 million was borrowed for the same period in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2004, the total approved loan origination commitments outstanding including the unadvanced portion of construction loans amounted to $4.5 million. Unused commercial and consumer lines of credit were $13.7 million as of September 30, 2004 and letters of credit were $148,000 as of that date.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of September 30, 2004, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of September 30, 2004 were as follows: tangible capital, 10.04%; leverage capital, 10.04%; and total risk-based capital, 15.53%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively. The Bank remains “well capitalized” after the consummation of the merger with MSB Financial, Inc., which was completed on April 15, 2004, and therefore Management does not anticipate needing to seek additional capital in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

     An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are, EXCEPT AS NOTED BELOW, effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     During the quarter ended September 30, 2004, management determined that controls relating to the ongoing monitoring of the Banks’ Commercial Loan portfolio were not sufficient to ensure that a deterioration of credit quality would be disclosed in a timely manner within the Bank’s financial statements. Management has since taken steps to ensure the Commercial Loan portfolio is monitored properly and that deterioration of credit quality, should it occur, would be properly disclosed in the financial statement.

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

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On September 27, 2004, John R. Schroll, former President and CEO of the Corporation filed suit in the Circuit Court of Branch County, Michigan seeking an injunction against the Board of Directors of the Corporation to prevent the Board from terminating Schroll’s employment for cause. The suit also seeks to compel arbitration regarding the consideration of Schroll’s employment agreement with Monarch Community Bank.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS

See the index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.
Date: November 15, 2004	By:	/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: November 15, 2004	And:	/s/ William C. Kurtz
William C. Kurtz
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.

32	Section 1350 Certification.