Form 10KSB
period 2004-12-31
MONARCH COMMUNITY BANCORP INC
filed 2005-03-18
CIK 1169769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number 0-49814.

MONARCH COMMUNITY BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-3627031 (I.R.S. Employer Identification No.)

375 North Willowbrook Road, Coldwater, Michigan (Address of principal executive offices)	49036 (Zip Code)

Issuer’s telephone number, including area code: (517) 278-4566

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer had $17.2 million in revenues for the year ended December 31, 2004.

     As of February 16, 2005, there were issued and outstanding 2,709,220 shares of the issuer’s common stock. The aggregate market value of the common stock held by non-affiliates of the issuer, computed by reference to the closing price of such stock as of February 15, 2005, was approximately $32.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-KSB – Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in April 2005.

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

     On April 15, 2004 the Corporation completed its acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. On June 7, 2004 Marshall Savings Bank was merged with and into Monarch Community Bank. The Corporation issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The cash paid in the transaction came from the Corporation’s existing liquidity. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.6 million and is not amortized but evaluated for impairment at least annually. A Core Deposit Intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years.

     Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties, Michigan. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a limited liability company that operates a title insurance agency, and a minority ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

     The Bank is a federally chartered and insured stock savings institution with seven full service offices and one drive-through only office. The Bank’s deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator. The Bank has a website at http://www.monarchcb.com. References in this Form 10-KSB to “we”, “us”, and “our” refer to the Company and/or the Bank as the context requires. Our common stock trades on The NASDAQ SmallCap Market under the symbol “MCBF.”

     Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, loans secured by commercial and multi-family real estate, commercial business loans and construction loans secured primarily by residential real estate. We also originate a variety of consumer loans.

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

     At December 31, 2004, we had total assets of $275.4 million, deposits of $167.7 million and stockholders’ equity of $39.4 million.

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

Market Area

     Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2004, we had a 18.2% market share of FDIC-insured deposits in Branch County, a 7.8% market share of FDIC-insured deposits in Calhoun County and a 2.9% market share of FDIC-insured deposits in Hillsdale County, ranking us third, fifth and sixth, respectively, in those counties among all insured depository institutions. We have expanded our lending activities to Jackson County; however, we do not expect this expansion to significantly affect the composition of our loan portfolio.

     The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.

Lending Activities

     General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At December 31, 2004, our net loan portfolio totaled $219.3 million, which constituted 79.6% of our total assets.

     Mortgage loans up to $300,000 may be approved by certain loan officers and loans up to $500,000 may be approved by the President, within individual lending limits set by the board of directors. Loans up to $1.5 million may be approved by the Executive Loan Committee which is comprised of several senior managers. Loans over $1.5 million must be approved by the Board of Directors’ Loan Committee. During 2002, an Officer Loan Committee was formed to further manage the risk on new loans. Applications for loans that would be considered sub-prime cannot be approved by individual loan officers and must be presented to the Officer Loan Committee for review and approval. At December 31, 2004, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities was $4.4 million. At that date we had 14 loan relationships in excess of $1.0 million.

     Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$141,251	$93,056	$100,235	$95,445	$96,707
Multi-family	4,042	485	172	245	259
Commercial	42,746	22,728	17,801	14,898	14,040
Construction or development	8,853	9,451	7,177	6,785	5,684

Total real estate loans	196,892	125,720	125,385	117,373	116,690

Other loans:
Consumer loans:
Automobile	2,631	1,546	2,233	3,287	4,002
Home equity	14,234	9,613	11,629	14,084	14,827
Manufactured housing	784	930	1,274	1,557	1,902
Other	6,645	3,795	4,655	1,800	1,109

Total consumer loans	24,294	15,884	19,791	20,728	21,840

Commercial Business Loans	5,330	2,695	2,130	1,884	1,339

Total other loans	29,624	18,579	21,921	22,612	23,179

Total Loans	226,516	144,299	147,306	139,985	139,869

Less:
Allowance for loan losses	6,385	2,618	1,735	1,683	857
Net deferred loan fees	808	454	406	563	718
Loans in process	6	2	2	18	97

Total Loans, net	$219,317	$141,225	$145,163	$137,721	$138,197

     The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to four-family	78,937	34.8%	$67,158	46.5%
Multi-family	1,669	0.7	168	0.1
Commercial	13,284	5.9	15,381	10.7
Construction or development	5,886	2.6	8,374	5.8

Total real estate loans	99,776	44.0	91,081	63.1

Consumer	14,836	6.5	14,653	10.2
Commercial business	2,104	0.9	1,478	1.0

Total fixed-rate loans	116,716	51.5	107,212	74.3

Adjustable-rate loans
Real Estate Loans:
One-to four-family	62,314	27.5	25,897	18.0
Multi-family	2,373	1.0	317	0.2
Commercial	29,462	13.0	7,347	5.1
Construction or development	2,967	1.3	1,077	0.7

Total real estate loans	97,116	42.9	34,638	24.1

Consumer	9,458	4.2	1,232	0.9
Commercial business	3,226	1.4	1,217	0.8

Total adjustable-rate loans	109,800	48.5	37,087	25.8

Total Loans	226,516	100.0%	144,299	100.0%

Less:
Allowance for loan losses	6,385		2,618
Net deferred loan fees	808		454
Loans in process	6		2

Total Loans, net	$219,317		$141,225

     The following table illustrates the contractual maturity of our loan portfolio at December 31, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction or
	One-to-Four Family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Due to Mature:

One year or less (1)	9,407	5.65%	1,862	6.03%	6,753	5.63%	1,849	8.42%	1929	6.65%	21,800	6.00%
After one year through five years	10,790	6.67%	9,479	7.03%	334	4.79%	9,615	7.77%	2449	6.60%	32,667	7.07%
After five years	121,054	6.56%	35,447	6.10%	1,766	6.39%	12,830	6.54%	952	6.83%	172,049	6.46%

(1)	Includes demand loans.

     The total amount of loans due after December 31, 2005 which have predetermined interest rates is $99.1 million while the total amount of loans due after such date which have floating or adjustable rates is $105.2 million.

  One- to Four-Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. At December 31, 2004, one- to four-family residential mortgage loans totaled $141.3 million, or 62.4% of our gross loan portfolio.

     Since 1985, we have originated sub-prime residential mortgage loans. Our definition of sub-prime lending is substantially similar to regulatory guidelines. We review a borrower’s credit score, debt-to-income ratio and the loan-to-value ratio of the collateral in determining whether a loan is sub-prime. We utilize a loan risk grading system for all one- to four-family residential loans. The risk grading system provides that all loans with a credit score of less than 660 shall be considered for potential sub-prime classification. For a loan with a credit score between 600 and 660, loan-to-value ratio, debt-to-income ratio and the borrower’s history with the Bank will determine whether or not the loan is classified as sub-prime.

     At December 31, 2004, $20.7 million, or 14.7% of our residential mortgage loans were classified as sub-prime loans as compared to $20.0 million, or 19.7% at December 31, 2003. The decrease in percentage was due to the impact of the loans acquired from MSB Financial as well as a decline in originations of these types of loans. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2004, $104,000, or 6.4%, of our total net charge-offs of $1.6 million were due to sub-prime loans as compared to $240,000, or 62.5% for 2003. See “Asset Quality.”

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

     We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with secondary market requirements and other local financial institutions, and consistent with our asset/liability strategies. Our pricing for sub-prime loans is higher, as we attempt to offset the increased risks and costs involved in dealing with a greater percentage of delinquencies and foreclosures.

     Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During the years ended December 31, 2004 and December 31, 2003, we originated $19.6 million and $15.1 million of one- to four-family ARM loans, respectively, and $61.3 million and $79.7 million of one- to four-family fixed-rate mortgage loans, respectively.

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

     Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential development projects, residential rental properties, golf courses, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2004, multi-family and commercial real estate loans totaled $46.8 million or 20.7% of our gross loan portfolio.

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

     Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. We generally require personal guarantees of the principals of the borrower in addition to the security property as collateral for these loans. When legally permitted we require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are generally performed by independent state licensed fee appraisers approved by the board of directors. See “- Loan Originations, Purchases, Sales and Repayments.”

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

     Construction and Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2004, we had $8.9 million in construction and development loans outstanding, representing 3.9% of our gross loan portfolio.

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

     Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2004, our consumer loan portfolio totaled $24.2 million, or 10.7% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, boat and recreational vehicle loans, manufactured housing loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.

     Our home equity lines of credit totaled $14.2 million, and comprised 6.3% of our gross loan portfolio at December 31, 2004. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity lines of credit may be up to 15 years and have fixed and adjustable interest rates. No principal payments are required on home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

     We originate auto loans, boat and recreational vehicle loans and manufactured housing loans on a direct basis and boat and recreational vehicle loans on an indirect basis beginning in 2001. We generally buy indirect loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is expensed as the dealer is paid. Any prepayments within 180 days of the loan date are charged back to the dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.

     We underwrite indirect loans using the Fair-Isaacs credit scoring system, a widely used credit evaluation system. We generally do not approve indirect loans which would be considered “subprime” in accordance with our loan grading system. We had $4.2 million of indirect consumer loans at December 31, 2004. We intend to continue indirect consumer lending.

     Auto loans totaled $2.6 million at December 31, 2004, or 1.2% of our gross loan portfolio. Auto loans may be written for up to six years and have fixed rates of interest. Loan to value ratios can be up to 100% of the sales price for new autos and 100% of wholesale value on used cars, based on valuation from official used car guides.

     Manufactured housing loans totaled $784,000 at December 31, 2004, or .3% of our gross loan portfolio. This amount is down significantly over the last three years, due to a change in our loan policy regarding these types of loans. Manufactured housing loans are currently offered only on an exception basis with approval by the Officer Loan Committee.

     We originate direct sub-prime consumer loans, using the same definition as residential mortgage loans. At December 31, 2004, $2.3 million, or 9.5%, of our consumer loan portfolio were sub-prime loans.

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

     Commercial Business Lending. At December 31, 2004, commercial business loans comprised $5.3 million, or 2.4% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

     The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2004, there was $97,000 of standby letters of credit outstanding.

     Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. Based on this underwriting information we assign a risk rating which assists management in evaluating the quality of the loan portfolio. We generally obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans.

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

     Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders and other customers, our marketing efforts, and our existing and walk-in customers. We also originate consumer loans through relationships with dealerships. While we originate adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market area. Demand is affected by local competition and the interest rate environment. During the last several years up to 2004, due to low market interest rates, our dollar volume of fixed-rate, one- to four-family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. This trend began to reverse in 2004 as we originated more adjustable rate loans as a percentage of our total originations than in past years. We sell a portion of the conforming, fixed rate, one- to four-family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. During the past few years, we, like many other financial institutions, have experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. We may purchase residential loans and commercial real estate loans from time to time.

     In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	December 31,
	2004	2003
	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	80,961	94,757
Multi-family	845	318
Commercial	16,854	10,038
Construction or development	14,917	13,194

Total real estate loans	113,577	118,307

Consumer Loans:
Automobile	1,469	725
Home Equity	10,348	6,043
Mobile Homes	23	59
Other	4,580	1,869
Commercial business	3,666	2,056

Total loans originated	133,663	129,059

Sales and Repayments:

One-to-four family loans sold	29,808	59,783
Principal repayments	95,431	72,283

Total reductions	125,239	132,066

Loans acquired in acquisition	73,793	—
Increase (decrease) in other items, net	4,125	931

Net increase (decrease)	$78,092	$(3,938)

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

     Commercial loan collections are handled by our President and our staff attorney in conjunction with our Collection Department and the appropriate loan officer. The nature of these loans dictates that collection procedures are adjusted to suit each situation.

     Delinquent Loans. The following tables set forth our loan delinquencies by type, number, amount and percentage of type at the dates indicated:

				December 31, 2004
				Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to four-family	37	2,020	1.43%	39	1,866	1.32%	76	3,886	2.75%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	1	14	0.03%	6	1,563	3.66%	7	1,577	3.69%
Construction or development	1	189	2.13%	1	220	2.49%	2	409	4.62%

Total real estate loans	39	2,223	1.13%	46	3,649	1.85%	85	5,872	2.98%

Consumer	13	162	0.67%	6	93	0.38%	19	255	1.05%
Commercial Business	2	137	2.57%	3	344	6.45%	5	481	9.02%

Total	54	$2,522	1.11%	55	$4,086	1.80%	109	6,608	2.92%

				December 31, 2003
				Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
					(Dollars in Thousands)
Real Estate
One-to four-family	16	884	0.95%	10	768	0.83%	26	1,652	1.78%
Multi-family	—	—	0.00%	1	317	65.36%	1	317	65.36%
Commercial	2	819	3.60%	5	1,558	6.85%	7	2,377	10.46%
Construction or development	—	—	0.00%	1	645	6.82%	1	645	6.82%

Total real estate loans	18	1,703	1.35%	17	3,288	2.62%	35	4,991	3.97%

Consumer	10	62	0.39%	10	228	1.44%	20	290	1.83%
Commercial Business	2	107	3.97%	2	89	3.30%	4	196	7.27%

Total	30	$1,872	1.30%	29	$3,605	2.50%	59	5,477	3.80%

     Non-Performing Assets. The table below sets forth the amounts and categories of the Bank’s non-performing assets. Loans are placed on non-accrual status when the loan is seriously delinquent and there is serious doubt that the Bank will collect all interest owing. Generally, all loans past due at least 90 days are placed on non-accrual status. For all years presented, the Bank had no troubled debt restructurings that involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Non-accruing loans:
One-to four family	$1,866	$908	$1,372	$—	$—
Multi-family	—	318	—	—	—
Commercial real estate	1,708	1,558	211	—	—
Construction or development	220	645	—	—	—
Consumer	93	101	55	—	—
Commercial business	344	89	—	—	—

Total	4,231	3,619	1,638	—	—

Accruing loans delinquent 90 days or more:
One-to four family	—	—	864	2,251	2,248
Multi-family	—	—	—	—	—
Commercial real estate	—	—	342	161	142
Construction or development	—	—	—	257	—
Consumer	—	127	111	306	290
Commercial business	—	—	—	—	17

Total	—	127	1,317	2,975	2,697

Foreclosed assets:
One-to four family (1)	1,560	2,177	2,022	2,437	1,304
Multi-family	—	—	—	—	—
Commercial real estate	400	—	—	—	—
Construction or development	—	—	—	—	—
Consumer	9	47	37	136	13
Commercial business	—	—	—	—	—

Total	1,969	2,224	2,059	2,573	1,317

Total non-performing assets	$6,200	$5,970	$5,014	$5,548	$4,014

Total as a percentage of total assets	2.23%	2.94%	2.53%	3.29%	2.45%

(1)	Includes $726,000 and $1.1 million in real estate in judgment and subject to redemption at December 31, 2004 and 2003, respectively.

     For the years ended December 31, 2004 and 2003, respectively, there was $211,000 and $166,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

     Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2004, there were also the following loan relationships totaling an aggregate of $7.3 million with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of these loans in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses and are included in the commercial category in the table.

     Our largest loan relationship originated via a series of loans in 2002, 2003 and 2004 and totals $4.2 million. The largest loan within this relationship was originated in 2004, totals $3.0 million and is secured by a 52 acre island in northern Michigan. The borrower has experienced recent financial difficulties and at December 31, 2004 the loan was more than 30 days delinquent. Early in 2005, the Bank entered into a forbearance agreement with the borrower whereby the borrower is required to make interest only payments for six months during which time the borrower is attempting to liquidate all properties securing loans within this relationship. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Provision for Loan Loss” for further discussion of this lending relationship.

     The second loan relationship is a commercial real estate loan with a balance of $597,000 at December 31, 2004. This loan is secured by a golf course in southwest Michigan and is current as of December 31, 2004.

     The third loan relationship is a series of commercial real estate loans totaling $753,000, originated in 1996 for the purpose of developing residential building lots in southwest Michigan. There was very little sales activity during 2004 and all loans associated with this relationship are delinquent as of December 31, 2004. Included in non-performing assets is $571,000 of this relationship.

     The fourth loan relationship totals $1.3 million at December 31, 2004 for the development of residential building lots in southwest Michigan. At December 31, 2004 this relationship is current.

     The fifth loan relationship is a loan on residential rental real estate totaling $75,000 at December 31, 2004. This loan was current at December 31, 2004.

     The sixth loan relationship totals $160,000 and is secured by a commercial building. The business housed in this building is not operational and all loans are more than 30 days delinquent as of December 31, 2004.

     The seventh loan relationship is a series of commercial business and real estate loans totaling $206,000. These loans are secured by a commercial building and inventory related to a retail operation. All loans were greater than 60 days delinquent as of December 31, 2004.

     Classified Assets. Federal regulations provide for the classification of loans, foreclosed and repossessed assets and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

     In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2004, we had classified $12.8 million of our assets as substandard, $721,000 as doubtful and none as loss. The total amount classified represented 36.5% of the Bank’s equity capital and 4.7% of the Bank’s assets at December 31, 2004. The allowance for loan losses at December 31, 2004 includes $3.9 million related to substandard and doubtful loans. At December 31, 2004, $3.4 million and $721,000 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality — Delinquent Loans.”

     Provision for Loan Losses. We recorded a provision for loan losses of $4.9 million for the year ended December 31, 2004 compared to $1.3 million for the year ended December 31, 2003. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “— Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2004 and 2003 — Provision for Loan Losses” for a discussion of the reasons for the increased provision in 2004.

     Allowance for Loan Losses. The allowance is based on regular, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances for identified problem loans and portfolio segments. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

     Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the net realizable value of collateral expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, covers all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$2,618	$1,735	$1,683	$857	$705

Charge-offs:
One-to four family	375	436	415	116	60
Multi-family	—	—	—	—	—
Commercial real estate	1,306	—	1	—	—
Construction or development	—	15	—	—	—
Consumer	118	122	152	206	55
Commercial business	—	—	—	—	—

Total	1,799	573	568	322	115

Recoveries:
One-to four family	105	157	135	72	5
Multi-family	—	—	—	—	—
Commercial real estate	28	—	—	—	—
Construction or development	—	—	—	—	—
Consumer	45	32	88	37	17
Commercial business	—	—	—	—	—

Total	178	189	223	109	22

Net charge-offs	1,621	384	345	213	93
Allowance acquired in acquisition	513	—	—	—	—
Additions charged to operations	4,875	1,267	397	1,039	245

Balance at end of year	$6,385	$2,618	$1,735	$1,683	$857

Ratio of net charge-offs during the year to average loans outstanding during the year	0.82%	0.26%	0.24%	0.15%	0.07%

Allowance as a percentage of non-performing loans	150.91%	69.89%	58.71%	56.57%	31.78%

Allowance as a percentage of total loans (end of year)	2.82%	1.81%	1.18%	1.22%	0.62%

     The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2004		2003		2002
	Amount of	Percentage	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of	Loan Loss	of
	Allowance	Loans	Allowance	Loans	Allowance	Loans
One-to four-family	$1,516	62.4%	$624	64.5%	$805	68.0%
Multi-family and non-residential real estate	4,513	20.6%	1,239	16.1%	686	12.2%
Construction or development	27	3.9%	507	6.5%	33	4.9%
Consumer	261	10.7%	173	11.0%	201	13.4%
Commercial business	68	2.4%	75	1.9%	10	1.5%

Total	$6,385	100.0%	$2,618	100.0%	$1,735	100.0%

	2001		2000
	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of
	Allowance	Loans	Allowance	Loans
One-to four-family	$821	68.2%	$415	69.1%
Multi-family and non-residential real estate	10	10.8%	7	10.2%
Construction or development	27	4.8%	12	4.1%
Consumer	302	14.8%	148	15.7%
Commercial business	523	1.4%	275	0.9%

	$1,683	100.0%	$857	100.0%

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

     The President/CEO has the basic responsibility for the management of our investment portfolio, under the guidance of the asset and liability management committee. The President/CEO considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

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

     Our investment portfolio consists of U.S. Treasury, U.S. government agency securities, municipal bonds and overnight deposits. This provides us with flexibility and liquidity. We also have a limited amount of mortgage-backed securities. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

     In 2001 we invested in a limited partnership that was organized to construct, own and operate low and moderate income multi-family housing units located in Coldwater, Michigan. We have invested $1.5 million in this project and it is complete and occupied as of December 31, 2004. We expect the project to incur operating losses primarily due to the accelerated depreciation of assets. Accordingly, the return on this investment will be in the form of tax credits and deductions, which we began receiving in 2002. We are accounting for our investment in this project under the equity method. We will record our share of losses as reductions to our investment in the project. The tax credits will eventually reduce the recorded amount of the investment to zero. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding our limited partnership investment.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31, 2004			December 31, 2003
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
	(Dollars in Thousands)
Available-for-sale securities:
U.S. Treasury obligations	$—	$—	0.0%	$5,177	$5,230	26.2%
U.S. government agency obligations	3,984	3,989	47.9%	9,616	9,653	48.4%
Mortgage-backed securities	1,677	1,675	20.1%	1,046	1,034	5.2%
Obligations of states and political subdivisions	2,394	2,393	28.7%	3,697	3,731	18.7%

Total available-for-sale securities	$8,055	$8,057	96.8%	$19,536	$19,648	98.5%

Held-to-maturity securities:
Municipal security	$267	$268	3.2%	$286	$302	1.5%

Total investment securities	$8,322	$8,325	100.0%	$19,822	$19,950	100.0%

	December 31, 2002
			Percent of
		Fair	Total
	Amortized	Market	Fair Market
	Cost	Value	Value
Available-for-sale securities:
U.S. Treasury obligations	$3,310	3,338	19.1%
U.S. government agency obligations	10,246	10,312	59.2%
Mortgage-backed securities	—	—	0.0%
Obligations of states and political subdivisions	3,505	3,510	20.1%

Total available-for-sale securities	$17,061	$17,160	98.4%

Held-to-maturity securities:
Municipal security	$274	275	1.6%

Total investment securities	$17,335	$17,435	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2004 are indicated in the following table.

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Wgt		Wgt		Wgt		Wgt		Wgt
	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available-for-sale securities:
U.S. Treasury obligations	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	$0
U.S. government agency obligations	—	0.00%	3,984	3.75%	—	0.00%	—	0.00%	3,984	3.75%
Mortgage-backed securities	—	0.00%	706	3.50%	972	4.42%	—	0.00%	1,678	4.04%
Obligations of states and political subdivisions	1,548	2.99%	845	3.09%	—	0.00%	—	0.00%	2,393	3.02%

Total available-for-sale securities	1,548	2.99%	5,535	3.62%	972	4.42%	—	0.00%	8,055	3.59%

Held-to-maturity securities:
Municipal security	—	0.00%	—	0.00%	—	0.00%	267	6.55%	267	6.55%

Total investment securities	$1,548	2.50%	$5,535	2.42%	$972	3.57%	$267	6.55%	$8,322	2.56%

Sources of Funds

     General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.

     Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted and continue to utilize brokered deposits. At December 31, 2004, we had $18.8 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

     The following table sets forth our deposit flows during the periods indicated.

	Year Ended
	December 31,
	2004	2003
	(Dollars in Thousands)
Opening balance	$107,240	$106,744
Deposits acquired	$70,216	$—
Net deposits (withdrawals)	(12,683)	(2,385)
Interest credited	2,960	2,881

Ending balance	$167,733	$107,240

Net increase	$60,493	$496

Percent increase	56.41%	0.46%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated.

	2004		2003
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:

Non-interest bearing accounts	$5,198	3.1%	$4,183	3.9%
Savings accounts	29,177	17.4%	15,889	14.8%
Checking & NOW accounts	27,843	16.6%	9,275	8.6%
Money market accounts	19,114	11.4%	10,909	10.2%

Total transaction and savings	$81,332	48.5%	$40,256	37.5%

Certificates:
0.00-1.99%	18,658	11.1%	15,080	14.1%
2.00-3.99%	49,714	29.6%	27,749	25.9%
4.00-5.99%	15,836	9.4%	21,514	20.1%
6.00-7.99%	2,193	1.3%	2,641	2.5%

Total certificates	86,401	51.5%	66,984	62.5%

Total deposits	$167,733	100.0%	$107,240	100.0%

     The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2004.

		Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or less	Months	Months	Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$14,440	$13,366	$16,102	$24,649	$68,557

Certificates of deposit of $100,000 or more	3,179	2,332	6,752	5,581	17,844

Total certificates of deposit	$17,619	$15,698	$22,854	$30,230	$86,401

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2004.

	0.00-	2.00-	4.00-	6.00-		Percent
	1.99%	3.99%	5.99%	7.99%	Total	of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2005	8,059	8,066	892	888	17,905	20.7%
June 30, 2005	8,083	6,266	885	462	15,696	18.2%
September 30, 2005	2,015	4,341	207	330	6,893	8.0%
December 31, 2005	137	15,299	9	228	15,673	18.1%
March 31, 2006	178	5,628	1,318	285	7,409	8.6%
June 30, 2006	103	1,053	1,320	—	2,476	2.9%
September 30, 2006	43	674	1,389	—	2,106	2.4%
December 31, 2006	—	655	652	—	1,307	1.5%
March 31, 2007	16	517	3,126	—	3,659	4.2%
June 30, 2007	—	462	2,624	—	3,086	3.6%
September 30, 2007	—	387	1,808	—	2,195	2.5%
December 31, 2007	—	544	1,432	—	1,976	2.3%
Thereafter	24	5,822	174	—	6,020	7.0%

Total	$18,658	$49,714	$15,836	$2,193	$86,401	100.0%

Percent of total	21.59%	57.54%	18.33%	2.54%

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

     We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2004, we had $66.0 million in Federal Home Loan Bank advances outstanding. See Note 10 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.

     The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	Year Ended
	December 31,
	2004	2003
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$66,253	$57,500

Average Balance:
FHLB advances	$62,643	$57,111

     The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2004	2003
	(Dollars in Thousands)
FHLB advances	$65,955	$57,384

Weighted average interest rate of FHLB advances FHLB advances	5.36%	5.51%

Subsidiary and Other Activities

     As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $5.6 million at December 31, 2004, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

     At December 31, 2004, the Bank had one active subsidiary, Community Services Group, Inc., and our total investment in this subsidiary was $975,000 which consisted principally of deposits in Monarch.

Competition

     We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers, including non-local Internet based and telephone-based competition. Other savings institutions, commercial banks, credit unions and finance companies, including non-local Internet based entities, also provide vigorous competition in consumer lending.

Employees

     At December 31, 2004, we had a total of 96 employees, including one part-time employee. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Bad Debt Reserves. The Bank is on the experience method to determine its bad debt deduction for tax purposes. The Bank has made a conformity election and charges off bad debts for tax purposes in accordance with regulatory guidelines.

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

State Taxation

     The State of Michigan imposes a Single Business Tax (“SBT”), which is an annual value-added tax imposed on the privilege of doing business in the state. Every person with business activity in Michigan is subject to the tax. Most organizations exempt from federal income tax are also exempt from the SBT. The major components of the SBT base are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. An investment tax credit is claimed for the acquisition of qualifying tangible assets physically located in Michigan. The SBT rate for 2004 was 1.9%. The rate is subject to change annually and is expected to decrease through 2021. The tax returns of the Bank for the past four years are open to audit by the Michigan taxation authorities. No returns are being audited by the Michigan taxation authority at the current time.

     Other applicable state taxes include generally applicable sales, use and real property taxes.

Regulation and Supervision

     General. Monarch Community Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation, primarily by the OTS, and oversight extending to all its operations. The Bank is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). As the holding company of the Bank, Monarch Community Bancorp is also subject to federal regulation by the OTS and oversight which is designed to protect subsidiary savings associations, like the Bank. The deposits of the Bank are insured by the FDIC. The Bank is a member of the Savings Association Insurance Fund or the “SAIF”, which together with the Bank Insurance Fund or the “BIF” are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Banks. The OTS has extensive authority over the operations of savings banks. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the association’s total assets, to fund the operations of the OTS. The Bank’s Office of Thrift Supervision assessment for the fiscal year ended December 31, 2004 was $72,161.

     The OTS also has extensive enforcement authority over all federal savings banks and their holding companies, including the Bank and Monarch Community Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     Based on an examination completed in 2004 by the OTS, the Bank was fined $4,550 for violations of the Federal Flood Protection Act. This Act requires Banks to require borrowers on real estate loans obtain flood insurance where the property is located in a designated flood zone in participating communities. The Bank failed to do so in 13 instances and thus incurred the fine.

     The investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For instance, no savings bank may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal savings banks in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings banks are also generally authorized to branch nationwide.

     The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2004, the Bank’s lending limit under this restriction was $4.5 million. The Bank is in compliance with the loans-to-one-borrower limitation.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on matters like loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

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

     Regulatory Capital Requirements. Federally insured savings banks, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings banks. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2004, the Bank has intangible assets of $11.4 million.

     At December 31, 2004, the Bank had tangible capital of $23.7 million, or 9.06% of adjusted total assets, which is approximately $19.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     As a result of the prompt corrective action provisions discussed below, a savings bank must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At December 31, 2004, the Bank had no intangible assets which were included in core capital.

     At December 31, 2004, the Bank had core capital equal to $23.7 million, or 9.06% of adjusted total assets, which is $13.2 million above the requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings banks to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings bank to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2004, the Bank had $6.4 million of loan and lease loss allowances which exceeded 1.25% of risk-weighted assets by $4.6 million.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and reciprocal holdings of qualifying capital instruments. The Bank had no exclusions from capital and assets at December 31, 2004.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On December 31, 2004, the Bank had total risk-based capital of $25.5 million (including $23.7 million in core capital and $1.8 million in qualifying supplementary capital) and risk-weighted assets of $187.0 million, or total capital of 13.6% of risk-weighted assets. This amount is $10.5 million above the 8% requirement in effect on that date.

     Under the prompt corrective action regulations, the OTS and the FDIC are authorized, and under certain circumstances required, to take certain actions against savings banks that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an “undercapitalized” bank (generally defined to be one with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any undercapitalized bank must submit a capital restoration plan and until the plan is approved by the OTS may not increase its assets, acquire another bank, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized banks.

     The OTS is also generally authorized to reclassify a bank into a lower capital category and impose the restrictions applicable to such category if the association is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on Monarch Community Bank may have a substantial adverse effect on its operations and profitability.

     Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations generally permit a federal savings bank to pay dividends in any calendar year equal to the sum of net profits the preceding three years. Monarch Community Bank is in compliance with this requirement.

     Liquidity. All savings banks, including Monarch Community Bank, are required to maintain a sufficient level of liquid assets to ensure their safe and sound operation. For a discussion of what Monarch Community Bank includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

     Qualified Thrift Lender Test. All savings banks, including Monarch Community Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings bank to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2004, Monarch Community Bank met the test and has always met the test since its inception.

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

     Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with the examination of Monarch Community Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Monarch Community Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     Due to the heightened attention being given to the CRA in recent years, Monarch Community Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 2001 and received a rating of “satisfactory.”

     Transactions with Affiliates. Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the bank’s capital and must be secured by eligible collateral. Affiliates of the Bank include Monarch Community Bancorp and any company which is under common control with the Bank. In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to restrictions under statutes and regulations enforced by the OTS. These statutes and regulations also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     Holding Company Regulation. Pursuant to regulations of the OTS and the terms of Monarch Community Bancorp’s Maryland charter, the purpose and powers of Monarch Community Bancorp are to pursue any or all of the lawful objectives of a savings and loan holding company and to exercise any of the powers accorded to a savings and loan holding company.

     If the Bank fails the qualified thrift lender test, Monarch Community Bancorp must obtain the approval of the OTS prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, (unless the Bank requalifies under the test) Monarch Community Bancorp must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See “ - Qualified Thrift Lender Test.”

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

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See “- Liquidity.”

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

     As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2004, the Bank had $4.7 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

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

ITEM 2. Description of Property

     At December 31, 2004, we had seven full service offices and one drive-through only facility. At December 31, 2004, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $6.3 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

     The following table provides information regarding our office and other facilities:

			December 31, 2004
		Owned/	Net Book Value
Location	County	Leased	(Building)
	(Dollars in Thousands)
Main Office
375 North Willowbrook Road	Branch	Owned	$2,531
Coldwater, Michigan 49036

Branch Offices
30 West Chicago Street	Branch	Owned	96
Coldwater, Michigan 49036

365 N. Broadway	Branch	Owned	55
Union City, Michigan 49094

1 West Carleton Road	Hillsdale	Owned	439
Hillsdale, Michigan 49242

125 West Chicago Street	Hillsdale	Owned	81
Jonesville, Michigan 49250

15975 West Michigan Avenue	Calhoun	Owned	749
Marshall, Michigan 49068

107 North Park	Calhoun	Owned	577
Marshall, Michigan 49068

Other Facilities
34 Grand Street (Garage)	Branch	Owned	119
Coldwater, Michigan 49036

24 Grand Street (Drive through)	Branch	Owned	31
Coldwater, Michiagn 49036

87 Marshall Street (Leased to others)	Branch	Owned	180
Coldwater, Michigan 49036

801 West Michigan (vacant branch office)	Calhoun	Owned	177
Marshall, Michigan 49068

119 Grand Street (Leased to others)	Calhoun	Owned	136
Marshall, Michigan 49068

     The branch office located at 125 West Chicago Street, Jonesville, Michigan was closed effective February 4, 2005.

     We utilize a third party service provider to maintain our data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by us at December 31, 2004 was $179,000.

ITEM 3. Legal Proceedings

     From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of any current litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5. Market for the Company’s Common Equity and Related Stockholders’ Matters

     The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ SmallCap Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ SmallCap Stock Market. For the years ended December 31, 2004 and 2003, the Company paid dividends of $.20 per share.

Year	Quarter ending	High	Low
2003	March 31	$12.25	$11.10
	June 30	$14.15	$12.25
	September 30	$15.10	$13.53
	December 31	$17.21	$14.86
2004	March 31	$16.35	$15.59
	June 30	$15.95	$13.00
	September 30	$14.45	$13.26
	December 31	$14.23	$12.60

     As of February 25, 2005, there were 2,709,220 shares of the Company’s common stock outstanding and approximately 659 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

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

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Selected Financial Condition Data:
Total Assets	275,448	203,123	$197,985	$168,684	$164,074
Loans receivable, net	219,317	141,225	145,162	137,721	138,197
Trading securities at fair value:
Mortgage-backed securities	—	—	—	258	239
Investment securities, at carrying value	8,324	19,934	17,434	0	0
Fed Funds sold and overnight deposits	6,120	20,974	16,063	12,035	10,254
Deposits	167,733	107,240	106,744	105,698	98,986
Federal Home Loan Bank Advances	65,955	57,384	52,500	45,500	49,000
Equity	39,419	37,430	36,949	15,365	14,606

	2004	2003	2002	2001	2000
	(In Thousands)
Selected Operations Data:
Total interest income	$13,818	$12,053	$12,931	$14,470	$13,869
Total interest expense	6,173	6,060	6,466	8,117	7,435

Net interest income	7,645	5,993	6,465	6,353	6,434
Provision for loan losses	4,875	1,266	397	1,039	245

Net interest income after provision for loan losses	2,770	4,727	6,068	5,314	6,189
Fees and service charges	2,333	1,167	1,154	1,227	1,234
Gains on sales of loans, mortgage-backed securities and investment securities	805	1,672	998	1,170	234
Other non-interest income	287	86	7	85	65

Total non-interest income	3,425	2,925	2,159	2,482	1,533
Total non-interest expense	9,978	6,737	6,798	6,738	5,636

Income before taxes	(3,783)	915	1,429	1,058	2,086
Income tax provision	(1,272)	251	415	299	749

Net income (loss)	$(2,511)	$664	$1,014	$759	$1,337

	December 31,
	2004	2003	2002	2001	2000
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	-0.97%	0.32%	0.54%	0.44%	0.87%
Return on Equity (ratio of net income to average equity)	-6.53%	1.80%	4.08%	5.05%	9.62%
Interest rate spread information:
Average during period	3.15%	2.69%	3.58%	3.69%	4.20%
Net interest margin	3.33%	3.11%	3.85%	3.89%	4.44%
Ratio of operating expense to average total assets	3.85%	3.22%	3.72%	3.87%	3.65%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.07	1.13	1.07	1.04	1.03
Efficiency ratio	88.18%	74.14%	75.10%	74.10%	69.80%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	2.23%	2.94%	2.53%	3.29%	2.45%
Non-performing loans to total loans	1.87%	2.60%	2.04%	2.16%	1.95%
Allowance for loan losses to non-performing loans	150.91%	69.89%	58.70%	56.57%	31.78%
Allowance for loan losses to loans receivable, net	2.82%	1.81%	1.18%	1.20%	0.62%

Capital ratios:
Equity to total assets at end of period	14.31%	18.43%	18.67%	9.11%	8.90%

Other data:
Number of full-service offices	7	5	5	5	5

(1)	Net interest income divided by average-earning assets.

(2)	Total noninterest expenses, excluding real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income.

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

     Allowance for Loan Losses. Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council and guidance issued by the Securities and Exchange Commission. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, collateral values and cost of disposal and other subjective factors.

     Goodwill. The original value of Goodwill was determined by allocating the purchase price to the estimated fair values of assets acquired and liabilities assumed. Periodically, Goodwill is tested for impairment in accordance with SFAS No. 142. This test involves calculating the estimated fair value of the reporting unit. Thus, the carrying value of Goodwill is subject to a high degree of estimation and management judgment.

Management Strategy

     Our strategy is to operate as an independent retail oriented financial institution dedicated to serving the needs of customers in our market area. We are committed to providing a broad range of products and services to meet the needs of our consumer and small business customers. As part of this commitment, we expect to continue our origination of higher credit quality residential and commercial real estate loans to borrowers in our market area while decreasing the amount of sub-prime lending we do.

     Our focus in 2005 will be growth of core deposits, growth in commercial lending with an emphasis on increasing the credit quality of our loan portfolio and staff training and education. We are dedicating resources to these initiatives that current management believes were not adequately provided for in the past. Management believes focusing on these areas in 2005 will begin a turnaround that will serve the Company well into the future. We intend to capitalize on the acquisition of MSB Financial, Inc. by further expanding our lending activities in Calhoun County.

Asset and Liability Management and Market Risk

     Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. We have employed a strategy of fixed rate long-term borrowing to guard against rising interest rates. As interest rates have declined over the last several years this strategy has resulted in declining net interest income.

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

     In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating shorter-term consumer loans, commercial construction and commercial permanent real estate loans for retention in our portfolio;

•	selling a significant portion of the long-term, lower yielding, fixed rate residential mortgage loans we make;

•	managing our deposits to establish stable deposit relationships with an emphasis on core, non-certificate deposits, supplementing these with brokered deposits, as appropriate; and

•	maintaining longer-term borrowings at fixed interest rates to offset the negative impact of longer-term fixed rate loans in our loan portfolio. Future borrowings are expected to be short-term to reduce the average maturity of our borrowings.

     At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2004 and 2003 we sold $29.8 million and $59.8 million, respectively, of fixed-rate, one- to four-family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to four-family loans but also intend to retain some portion of our 15 year and shorter, fixed-rate loans.

The OTS provides Monarch with the information presented in the following table. It presents the expected change in Monarch’s net portfolio value at September 30, 2004 that would occur upon an immediate change in interest rates based on OTS assumptions, but without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates
Basis Points (“bp”)						Net Portfolio Value as %
(Rate Shock in Rates) (1)	Net Portfolio Value					of Present Value of Assets
	$ Amount		$ Change		% Change	NPV Ratio	Change
+ 300 bp	37,910		-675		-2%	14.03%	+ 29 bp
+ 200 bp	39,234		649		2%	14.28%	+ 54 bp
+100 bp	39,356		771		2%	14.15%	+ 41 bp
0 bp	38,585					13.74%
-100 bp	36,590		-1995		-5%	12.95%	- 79 bp
-200 bp	n/m	(2)	n/m	(2)	n/m (2)	n/m (2)	n/m (2)
-300 bp	n/m	(2)	n/m	(2)	n/m (2)	n/m (2)	n/m (2)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	Not meaningful because some market rates would compute to a rate less than 0.

     The OTS uses certain assumptions in assessing the interest rate risk of savings institutions. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

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

Changes in Financial Condition from December 31, 2004 to December 31, 2003

     General. Monarch’s total assets increased by $72.3 million or 35.6% to $275.4 million at December 31, 2004 compared to $203.0 million at December 31, 2003. Assets increased $106 million due to the acquisition of MSB Financial, Inc. This increase offset decreases in cash and cash equivalents, securities and other assets.

     Loans. Monarch’s net loan portfolio increased by $78.0 million, or 55.3% from $141.2 million at December 31, 2003 to $219.3 million at December 31, 2004. Loans increased $73.8 million due to the acquisition of MSB Financial, Inc. One-to-four-family loans increased $48.1 million. $40.8 million of this increase was due to the acquisition and $8.1 million was due to new loan originations. The Bank originated more ARM mortgages during 2004 and also retained a larger percentage of its fixed rate originations than in past years. These fixed rate loans were mainly 15 year mortgages. Commercial real estate loans increased $20.0 million to $42.7 million at December 31, 2004. $15.9 million of this increase was due to the acquisition and $4.1 million was due to increased loan production. Multifamily loans increased $3.6 million primarily due to the acquisition. Commercial business loans increased $2.6 million. $1.6 million was due to the acquisition and $1.0 million from increased loan production. During 2004, we continued our efforts to grow our commercial loan portfolio. We have expanded our capabilities with regards to commercial real estate and business lending with increases in staff in the area of credit administration and loan origination as well as improved lending policies and procedures. The acquisition of MSB Financial has provided an expanded market for commercial business lending. The increasing and strengthening of our staff will allow current business development officers the opportunity to increase their activities with regard to soliciting new business. Consumer loans acquired from MSB Financial were $10.1 million but consumer loans only increased $8.4 million from December 31, 2003 to December 31, 2004. This reflects the Bank’s lack of emphasis on consumer lending, particularly automobile lending because management does not believe the Bank can adequately compete with captive automobile finance companies.

     Securities. The Bank’s security portfolio decreased to $8.0 million at December 31, 2004 from $19.6 million at December 31, 2003, or 59.1%. Securities were 2.9% of total assets at December 31, 2004 as compared to 9.7% at December 31, 2003. During 2004, securities were sold to replace cash utilized for the acquisition and to fund deposit declines. Management purchases securities to maintain sufficient liquidity and to provide yield to offset declines in the loan portfolio.

     Liabilities. Monarch’s deposits increased $60.5 million to $167.7 million at December 31, 2004 compared to $107.2 million at December 31, 2003. The acquisition provided $70.2 million so actual deposits declined by $9.7 million. This decline was primarily in certificates of deposit (CDs). Management has attempted to reduce the Bank’s reliance on brokered CDs and they declined from $25.3 at December 31, 2003 to $18.8 million at December 31, 2004. This is a function of the interest rates the Bank is willing to pay on these deposits. Unfortunately, the Bank did not experience deposit increases in other areas to offset this decline. Management does not believe the deposit decline is the result of any negative customer reaction to the acquisition and deposit balances at the former Marshall Savings Bank branches have been stable. The Bank has made a commitment to core deposit growth in 2005 and recognizes a lower cost of funds is critical to future profitability. Federal Home Loan Bank advances increased $8.6 million to $66.0 million at December 31, 2004 from $57.4 million at December 31, 2003. The increase was primarily the result of advances assumed in the acquisition. In an effort to manage our interest rate risk, Monarch has utilized longer term (in excess of five year maturities) fixed rate Federal Home Loan Bank advances to extend the overall maturity of our liabilities. While the interest rates paid on these advances is high relative to current market rates, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk. This strategy has had a negative impact on the Bank’s net interest margin for the past few years and 2004 is no exception. We expect this strategy to help improve net interest margin as interest rates rise in the future.

     Equity. Total equity amounted to $39.4 million at December 31, 2004 and $37.4 million at December 31, 2003, or 14.3% and 18.4%, respectively, of total assets at both dates. The increase in equity over the period was due the issuance of common stock in connection with the acquisition offsetting the net loss for 2004.

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

	Year Ended December 31,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(dollars in thousands)
Fed Funds and overnight deposits	$9,349	$123	1.32%	$23,745	$253	1.07%
Investment securities	17,643	442	2.51	18,063	457	2.53
Other securities	4,093	179	4.37	2,915	148	5.08
Loans receivable (1)	198,336	13,074	6.59	147,896	11,195	7.57

Total earning assets	$229,421	$13,818	6.02	$192,619	$12,053	6.26

Demand and NOW Accounts	$28,880	$94	0.33	$14,082	$79	0.56
Money market accounts	15,815	176	1.11	10,241	135	1.32
Savings accounts	24,215	117	0.48	15,996	137	0.86
Certificates of deposit	83,478	2,323	2.78	72,286	2,513	3.48
Federal Home Loan Bank Advances	62,643	3,463	5.53	57,111	3,196	5.60

Total interest bearing liabilities	$215,031	6,173	2.87	$169,716	6,060	3.57

Net interest income		$7,645			$5,993

Net interest spread			3.15%			2.69%

Net interest margin			3.33%			3.11%

	2002
	Average	Interest
	Outstanding	Earned/	Yield/
	Balance	Paid	Rate
Fed Funds and overnight deposits	$17,376	$285	1.64%
Investment securities	2,614	80	3.06
Other securities	2,627	158	6.01
Loans receivable (1)	145,487	12,408	8.53

Total earning assets	$168,104	$12,931	7.69

Demand and NOW Accounts	$12,717	$146	1.15
Money market accounts	11,065	194	1.75
Savings accounts	16,945	222	1.31
Certificates of deposit	64,925	2,763	4.26
Federal Home Loan Bank Advances	51,679	3,141	6.08

Total interest bearing liabilities	$157,331	6,466	4.11

Net interest income		$6,465

Net interest spread			3.58%
Net interest margin			3.85%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2004 vs. 2003				2003 vs. 2002
				Total				Total
	Increase (Decrease) Due to			Increase	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest earning Assets
Fed funds and overnight deposits	$59	($153)	($36)	($130)	($100)	$104	($36)	($32)
Investment securities	(4)	($11)	$0	(15)	(14)	$473	($82)	377
Other securities	(21)	$60	($2)	31	(25)	$17	($2)	(10)
Loans receivable	(1446)	$3,818	($493)	1879	(1395)	$205	($23)	(1213)

Total interest-earning assets	($1,412)	$799	($531)	$1,765	($1,534)	$799	($143)	($878)

Interest-bearing liabilities
Demand and NOW Accounts	(33)	$83	($35)	$15	(75)	$16	($8)	($67)
Money market accounts	(21)	$73	$3	$41	(48)	($14)	$3	($59)
Savings accounts	(60)	$70	($31)	($20)	(77)	($12)	$4	($85)
Certificates of deposit	(501)	$389	($78)	($190)	(506)	$313	($57)	($250)
Federal Home Loan Bank Advances	(39)	$310	($4)	$267	(249)	$330	($26)	$55

Total interest bearing liabilities	($654)	$633	($144)	$113	($955)	$633	($84)	($406)

Net interest income				$1,652				($472)

The following table presents the weighted average yields earned on loans, overnight deposits and other interest-earning assets, and the weighted average rates paid on interest-bearing deposits and borrowings and the resultant interest rate spreads at the dates indicated.

	At December 31,
	2004	2003
Weighted average yield on:
Fed Funds and overnight deposits	1.85%	0.95%
Investment securities	3.53%	2.56%
Federal Home Loan Bank stock	4.25%	5.02%
Loans:
One- to four-family	6.51%	7.11%
Multi-family	5.90%	6.56%
Commercial real estate	6.33%	6.85%
Construction or development	5.75%	5.65%
Total real estate loans	6.42%	6.95%
Other loans:
Consumer loans	7.17%	8.66%
Commercial business loans	6.66%	5.61%
Total Loans	6.51%	7.11%

Combined weighted average yield on interest earning assets	6.25%	5.91%

Weighted average rate paid on:
Demand and NOW accounts	0.25%	0.51%
Money market accounts	0.96%	1.35%
Savings deposits	0.51%	0.43%
Certificates of deposit	3.05%	3.39%
Federal Home Loan Bank advances	5.36%	5.51%

Combined weighted average rate paid on interest-bearing liabilities	2.82%	2.91%

Spread	3.43%	3.00%

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

     General. Monarch reported a net loss of $2.5 million for the year ended December 31, 2004 compared to net income of $664,000 for the year ended December 31, 2003. The decrease in earnings was primarily the result of increased provision for loan losses.

     Net Interest Income. Net interest income before provision for loan losses increased 27.6% to $7.6 million for 2004 compared to $6.0 million in 2003. Our interest income increased by $1.8 million and our interest expense increased $113,000. These increases were the result of increased earning assets and costing liabilities from the acquisition of MSB Financial, Inc. Our net interest margin increased from 3.11% in 2003 to 3.33% in 2004. This increase was primarily the result of acquired deposits reducing our cost of funds.

     Interest Income. Interest income increased $1.8 million during the year ended December 31, 2004, primarily due to increased earning assets from the acquisition. The average yield on earning assets declined due to the lower yielding loans acquired as well as increased origination of adjustable rate loans which yield less than fixed rate loans. Management believes the increased weighting of adjustable rate loans in the loan portfolio will help increase interest income in the future as market interest rates rise.

     Interest Expense. Interest on deposits decreased by $154,000 in 2004 from 2003, due primarily to a decline in the rate paid on all deposit accounts. Deposits acquired from MSB Financial were significantly lower costing than our existing deposit balances. Interest on Federal Home Loan Bank advances increased $267,000 in 2004 from 2003 due to the borrowings assumed in the acquisition. The rates on the advances are fixed and have not declined as has the rate paid on our deposits.

     Provision for Loan Losses. The provision for loan losses was $4.9 million for the year ended December 31, 2004 compared to $1.3 million for the year ended December 31, 2003. The Bank’s net charge-offs were $1.6 million in 2004 compared to $383,000 for 2003. The increased provision for 2004 was due to the charge-offs we have experienced, increases in our non-performing loans and management identifying certain commercial loans as “watch” credits and the resulting impact on the determination of the adequacy of the allowance for loan losses. During 2004, the Bank charged off $1.2 million of a $1.6 million loan relationship secured by a commercial building in southwest Michigan. The relationship included two loans which were made to fund the construction of a commercial building in southwest Michigan that was completed in 2003. Both loans were placed into non-accrual status as of June 30, 2003. In June 2004, the Bank foreclosed on the property in an attempt to satisfy the debt. The foreclosure was subject to redemption rights by the borrower which will expire in June 2005. The borrower has contested the expiration of redemption rights and the Bank has not taken possession of the property. The property is recorded in Real Estate Owned at December 31, 2004. Also, late in 2004, management became aware of financial stress being experienced by two related borrowers whose indebtedness to the Bank totals $5.2 million. Due to the deteriorating financial strength of the borrowers management deemed it prudent and necessary to establish loss allowances totaling $2.3 million resulting from these two relationships. Also, management has determined that within the loan portfolio acquired from MSB Financial, Inc. there is indication that future losses may exceed those experienced by Marshall Savings Bank prior to the acquisition. During the past three years we have experienced higher than historical charge-offs on one-to four-family and consumer loans. While a larger portion of our charge-offs has been related to sub-prime loans, in 2004, we began to realize the benefits of controls implemented with regard to sub-prime loans. During 2004, we continued to be aggressive in foreclosing on delinquent one-to four-family loans in an attempt to improve the credit quality of our loan portfolio and the result has been higher than historical charge-offs, as well as decreased delinquencies on this type of loans.

     Noninterest Income. Noninterest income was $3.4 million and $2.9 million for the years ended December 31, 2004 and 2003, respectively. The increase was primarily the result of increased fees and service charges on deposit accounts. Fees and service charges on deposit accounts have increased significantly due to the number of savings and checking accounts acquired. Also, during 2004 the Bank began an overdraft protection program which is expected to further increase fees in the future. The increased fees helped offset a decline in gains from sale of loans which decreased to $865,000 compared to $1.7 million for the year ended December 31, 2003 as mortgage banking activities declined significantly in 2004 compared to the same period in 2003. Management believes this trend will continue into 2005. Losses on sales of investment securities were $60,000 for 2004 whereas the Company had no significant securities activity in the past. These losses were the result of a strategy to increase the yield on the investment portfolio by selling securities that carried below market coupon rates and re-investing in securities at market rates. Other income increased $201,000, primarily due to income from our investment services activity of $72,000. We started offering investment services during 2004 as MSB Financial had previously offered the service and we expect our income from offering these services to increase in 2005. Earnings on Company owned life insurance also helped increase Other Income by $57,000. The life insurance policies which produced the income were acquired as part of the acquisition. Net gains on sales of foreclosed properties amounted to $16,000 during 2004 compared to a net loss of $40,000 during 2003.

     Noninterest Expenses. Noninterest expenses increased $3.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase is primarily due to the cost of the operations acquired. In addition, the Company incurred costs related to the termination of its former CEO. Severance costs were $487,000 and legal fees in connection with the severance were $47,000. The Company does not anticipate any additional expense in connection with this matter. We also incurred an additional $50,000 in costs related to a data processing conversion necessitated by the acquisition. Professional services increased $223,000 due to additional costs related to being a public company, employee recruitment, employee benefit administration, legal assistance in connection with problem loans and the CEO termination mentioned above. We expect to continue increased spending for professional fees as well as additional costs related to staffing due to compliance with Sarbanes-Oxley, specifically Section 404 compliance. Amortization of Core Deposit Intangible amounted to $329,000 for 2004 compared to $0 in 2003. The 2004 amortization was for the period since the acquisition date of April 15, 2004. We expect the expense to be higher in 2005 because amortization will be for the full year.

     Income Taxes. Monarch recorded an income tax recovery for the year ended December 31, 2004 of $1.3 million which represented an effective tax rate of 33.6% of income before tax. This recovery was recorded in anticipation of carrying back a net operating loss incurred in 2004 to prior years and receiving refunds from the IRS. In 2003, we recorded an income tax expense of $251,000 on income before tax of $915,000 for an effective tax rate of 27.4%. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

Liquidity and Commitments

     We are required to maintain appropriate levels of liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above those believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2004, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits with a maturity of one year or less and current borrowings, was 9.4%. This level of liquidity is significantly lower than the Company has maintained in previous years and management feels it is adequate while facilitating increased profitability.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2004, totaled $56.1 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.

     If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Management is committed to increase our core deposit balances and is willing to offer interest rates higher than those of the competition. Based on current collateral levels, at December 31,

2004, Monarch could borrow an additional $19.2 million from the Federal Home Loan Bank at prevailing interest rates. This capacity has increased during the year consistent with the increase in the Bank’s one- to four-family portfolio balance as a result of the acquisition. This borrowing capacity can be increased in the future if Monarch pledges additional collateral, such as securities, to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

     For the year ended December 31, 2004, Monarch had a net decrease in cash and cash equivalents of $11.7 million as compared to an increase of $7.1 million for the year ended December 31, 2003.

     Monarch’s primary sources of funds during the year were the net effect of securities transactions of $11.2 million and operating activities including the sale of mortgage loans which provided $7.9 million. The primary use of funds was the acquisition of MSB Financial, Inc. which used $13.1 million, a decrease in deposits of $9.7 million and loan originations, net of collections of $11.2 million.

Off-Balance Sheet Arrangements

     At December 31, 2004, the total unused commercial and consumer lines of credit were $18.7 million. As of December 31, 2004 there were outstanding commitments under letters of credit of $97,000. The Company has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

     The long-term debt obligations consist of certificates of deposit and fixed rate advances from the Federal Home Loan Bank. Payments of the advances include monthly interest payments and principal payments that are due upon maturity. See Notes 9 & 10 in the Notes to Consolidated Financial Statements for a schedule of maturities of our certificates of deposit and advances.

     Long-term obligations also include the liability under the Corporation’s Director Deferred Compensation Plans. See Note 15 in the Notes to Consolidated Financial Statements for additional information on the plans.

Capital

     Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2004, Monarch exceeded all capital requirements of the OTS. Monarch’s regulatory capital ratios at that date were as follows: tangible capital 9.06%; leverage capital, 9.06%; and total risk-based capital, 13.62%. These levels are significantly lower than at December 31, 2003 due to the acquisition of MSB Financial and the net loss for the year ended December 31, 2004. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0% and 10.0%, respectively. In 2005 management does not anticipate seeking additional capital as it considers the capital levels to be adequate and expects a return to profitable operations.

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

ITEM 7. Financial Statements

Monarch Community Bancorp, Inc. and

Subsidiaries

Consolidated Financial Report

December 31, 2004

Monarch Community Bancorp, Inc. and Subsidiaries

Contents
Report Letter	3

Consolidated Financial Statements

Balance Sheet	4

Statement of Income	5

Statement of Changes in Stockholders’ Equity	6

Statement of Cash Flows	7

Notes to Consolidated Financial Statements	8-43

Plante & Moran, PLLC Suite 500 2601 Cambridge Court Auburn Hills, MI 48326 Tel: 248.375.7100 Fax: 248.375.7101 plantemoran.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, Michigan

March 7 , 2005

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31
	2004	2003
Assets
Cash and due from banks	$9,529	$6,357
Federal Home Loan Bank overnight time and other interest bearing deposits	6,120	20,974

Total cash and cash equivalents	15,649	27,331

Securities - Available for sale (Note 3)	8,057	19,648
Securities - Held to maturity (Note 3)	267	286
Other securities (Note 3)	4,720	3,029
Real estate investment - Limited partnership, at equity (Note 4)	1,278	1,415
Loans held for sale	361	421
Loans, net (Notes 5 and 17)	219,317	141,225
Accrued interest and late charges receivable	1,138	1,041
Foreclosed assets, net (Note 7)	1,960	2,177
Premises and equipment (Note 8)	6,444	4,168
Deferred income taxes (Note 11)	612	882
Goodwill (Note 2 )	9,606	—
Core deposit (Note 2 )	1,752	—
Other assets (Note 6 and 11)	4,287	1,500

Total assets	$275,448	$203,123

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Notes 9 and 17):
Noninterest-bearing	$5,198	$4,183
Interest-bearing	162,535	103,057

Total deposits	167,733	107,240

Federal Home Loan Bank advances (Note 10)	65,955	57,384
Accrued expenses and other liabilities	2,341	1,069

Total liabilities	236,029	165,693
Commitments and Contingencies (Note 12)	—	—

Stockholders’ Equity (Note 13 and 14)
Common stock - $0.01 par value authorized - 20,000,000 shares issued and outstanding - 2,709,220 shares at December 31, 2004 and 2,399,550 shares at December 31, 2003	27	24
Additional paid-in capital	28,059	23,352
Retained earnings - Substantially restricted	13,529	16,567
Accumulated other comprehensive income	2	75
Unearned compensation (Note 18 and 19)	(2,198)	(2,588)

Total stockholders’ equity	39,419	37,430

Total liabilities and stockholders’ equity	$275,448	$203,123

See Notes to Consolidated                              4
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income
(000s omitted, except per share data)

	Year Ended December 31
	2004	2003	2002
Interest Income
Loans, including fees	$13,074	$11,195	$12,408
Investment securities	621	605	238
Federal funds sold and overnight deposits	123	253	285

Total interest income	13,818	12,053	12,931
Interest Expense
Deposits (Note 9)	2,710	2,864	3,325
Federal Home Loan Bank advances	3,463	3,196	3,141

Total interest expense	6,173	6,060	6,466

Net Interest Income	7,645	5,993	6,465
Provision for Loan Losses (Note 5)	4,875	1,266	397

Net Interest Income After Provision for Loan Losses	2,770	4,727	6,068
Noninterest Income
Fees and service charges	1,933	954	955
Loan servicing fees	400	213	199
Net gain on sale of loans	865	1,672	1,000
Net gain (loss) on sale of investment securities	(60)	—	—
Other income	287	86	5

Total noninterest income	3,425	2,925	2,159
Noninterest Expenses
Salaries and employee benefits (Note 15, 18 and 19)	5,084	3,662	3,542
Occupancy and equipment	1,060	724	782
Data processing	622	359	370
Mortgage banking	385	353	365
Professional services	632	409	296
Amortization of intangible assets (Note 2)	329	—	—
NOW account processing	179	141	162
ATM/Debit card processing	219	76	71
Foreclosed property expense	216	126	210
Other general and administrative	1,252	887	1,000

Total noninterest expense	9,978	6,737	6,798

Income (Loss) - Before income taxes	(3,783)	915	1,429
Income Taxes (Note 11)	(1,272)	251	415

Net Income (Loss)	$(2,511)	$664	$1,014

Earnings (Loss) Per Share (Note 1)

Basic	$(1.05)	$0.31	n/a

Diluted	$(1.05)	$0.31	n/a

See Notes to Consolidated                              5
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(000s omitted, except per share data)

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
Balance - January 1, 2002	—	$—	$—	$15,365	$—	$—	$15,365

Issuance of common stock in connection with the Bank’s conversion from mutual to stock-owned holding company	2,314	23	22,124			(1,852)	20,295
Allocation of ESOP shares (Note 18)			25			186	211
Comprehensive income:
Net income				1,014			1,014
Change in unrealized gain on securities available-for-sale	—	—	—	—	64	—	64

Total comprehensive income	—	—	—	—	—	—	1,078

Balance - December 31, 2002	2,314	23	22,149	16,379	64	(1,666)	36,949

Issuance of 88,875 shares of common stock at $13/share awarded in connection with Restricted Stock Plan, net of forfeitures of 3,700 shares	85	1	1,106			(1,107)	—
Allocation of ESOP shares (Note 18)			97			185	282
Comprehensive income:
Net income				664			664
Change in unrealized gain on securities available-for-sale,					11		11

Total comprehensive income	—	—	—	—	—	—	675
Dividends paid ($0.20/share)	—	—	—	(476)	—	—	(476)

Balance - December 31, 2003	2,399	24	23,352	16,567	75	(2,588)	37,430

Issuance of 310,951 shares of common stock at $14.75/share in connection with acquisition of MSB Financial, Inc. (Note 2)	311	3	4,583				4,586
797 shares repurchased at $14.15/share	(1)		(11)				(11)
Issuance of 18,000 shares of common stock at $14.26/share awarded in connection with Restricted Stock Plan, net of forfeitures of 18,484 shares at $13/share		—	16			(16)	—
Vesting 17,040 of restricted shares						221	221
Allocation of ESOP shares (Note 18)			119			185	304
Comprehensive income:
Net Loss				(2,511)			(2,511)
Change in unrealized gain on securities available-for-sale,					(73)		(73)

Total comprehensive income							(2,584)
Dividends paid ($0.20/share)	—	—	—	(527)	—	—	(527)

Balance - December 31, 2004	2,709	$27	$28,059	$13,529	$2	$(2,198)	$39,419

See Notes to Consolidated                              6
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31
	2004	2003	2002
Cash Flows From Operating Activities
Net income (Loss)	$(2,511)	$664	$1,014
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,448	1,139	821
Provision for loan loss	4,875	1,266	397
(Gain) loss on sale of foreclosed assets	(16)	40	(1)
Deferred income taxes	599	(329)	(105)
Mortgage loans originated for sale	(29,553)	(59,447)	(37,074)
Proceeds from sale of mortgage loans	30,670	62,225	36,547
Gain on sale of mortgage loans	(865)	(1,672)	(1,000)
(Gain) loss on sale of available for sale securities	60	—	—
(Gain) loss on sale of premises and equipment	—	—	35
Earned stock compensation	525	282	211
Net change in:
Trading assets	—	—	258
Change in deferred loan fees	(333)	(41)	(141)
Accrued interest receivable	229	234	(74)
Other assets	4,844	(842)	(707)
Accrued expenses and other liabilities	(2,025)	(723)	(329)

Net cash provided by (used in) operating activities	7,947	2,796	(148)
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(8,545)	(7,635)	(17,110)
Proceeds from sale of securities	16,946	—	—
Proceeds from maturities of securities	2,823	4,798	—
Activity in held-to-maturity securities:
Purchases	(21)	(291)	—
Proceeds from maturities of securities	19	279	93
Activity in other securities:
Purchase of other securities	(189)	(222)	(255)
Loan originations and principal collections, net	(11,254)	(132)	(9,633)
Proceeds from sale of foreclosed assets	3,819	2,649	2,745
Proceeds on sale of premises and equipment	—	—	17
Purchase of premises and equipment	(373)	(22)	(155)
Loan to employee ESOP plan	—	—	(1,852)
Acquisition, net of cash acquired (Note 2)	(13,192)	—	—

Net cash used in investing activities	(9,967)	(576)	(26,150)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(9,723)	496	1,046
Proceeds from issuance of common stock	—	—	22,147
Repurchase of Common Stock	(11)	—	—
Dividends paid	(527)	(476)
Proceeds from FHLB advances	4,000	5,000	14,000
Repayment of FHLB advances	(3,401)	(116)	(7,000)

Net cash provided by financing activities	(9,662)	4,904	30,193

Net Increase (Decrease) in Cash and Cash Equivalents	(11,682)	7,124	3,895
Cash and Cash Equivalents - Beginning	27,331	20,207	16,312

Cash and Cash Equivalents - End	$15,649	$27,331	$20,207

See Notes to Consolidated                              7
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 — Summary of Significant Accounting Policies

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates seven full service offices and one drive-through only office. The Bank owns 100 percent of Community Services Group, Inc., which invests in other entities, including 100 percent ownership of First Insurance Agency, a minority ownership in a limited liability company that operates a title insurance company, and a minority ownership in a limited liability company that re-insures private mortgage insurance services provided to the Bank’s customers. The Bank also owns a 25% interest in a limited partnership formed to construct and operate multi-family housing units.

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Monarch Community Bancorp, Inc., Monarch Community Bank, and Community Services Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates — The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset, valuation of intangible assets and the valuation of the real estate limited partnership investment.

Significant Group Concentrations of Credit Risk - Most of the Corporation’s activities are with customers located within Michigan. Notes 3 discusses the types of securities the Corporation invests in. Note 4 discusses the Corporation’s investment in an unconsolidated partnership. Note 5 discusses the types of lending that the Corporation engages in. The Corporation has a significant concentration of loans secured by residential real estate located in Branch, Calhoun and Hillsdale counties.

Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 — Summary of Significant Accounting Policies (Continued)

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Loans — The Corporation grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

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
December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

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
December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Goodwill and Other Intangible Assets – Goodwill represents the excess of the cost of an acquisition over the fair value of net identifiable tangible and intangible assets acquired. Under the provisions of SFAS 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by reporting unit and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall.

Intangible assets which have finite lives are amortized over their estimated useful lives and are subject to impairment testing.

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

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2004	2003	2002
Unrealized holding gain (loss) on available-for-sale securities	$(170)	$16	$99
Reclassification adjustment for losses (gains) realized in income	60	—	—

Net unrealized gains (losses)	$(110)	$16	$99
Tax Effect	37	(5)	(35)

Net-of-tax amount	$(73)	$11	$64

Earnings (Loss) Per Common Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options and Recognition and Retention Plan shares, and are determined using the treasury stock method.

Earnings per share data from August 29, 2002 (the date of conversion) to December 31, 2002 is not meaningful due to the shortness of the period and, accordingly, has not been presented.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings (loss) per share and diluted earnings (loss) per share is presented below (000s omitted except per share data):

	2004	2003
Basic earnings (loss) per share
Numerator:
Net income (loss)	$(2,511)	$664

Denominator:
Weighted average common shares outstanding	2,619	2,373
Less: Average unallocated ESOP shares	(148)	(167)
Less: Average non-vested RRP shares	(73)	(59)

Weighted average common shares outstanding for basic earnings (loss) per share	2,398	2,147

Basic earnings (loss) per share	$(1.05)	$0.31

Diluted earnings (loss) per share
Numerator:
Net income (loss)	$(2,511)	$664

Denominator:
Weighted average common shares outstanding for basic earnings (loss) per share	2,398	2,147
Add: Dilutive effects of assumed exercises of stock options	—	8
Add: Dilutive effects of average non-vested RRP shares	—	16

Weighted average common shares and dilutive potential common shares outstanding	2,398	2,171

Diluted earnings (loss) per share	$(1.05)	$0.31

At December 31, 2004, stock options not considered in computing diluted loss per share because they were antidilutive totaled 192,000 and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 68,000. At December 31, 2003, there were no antidilutive stock options or non-vested RRP shares.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Stock Based Compensation — The Corporation accounts for stock option plans using the intrinsic value method. No compensation cost related to stock options was recognized during 2004 or 2003, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

	2004	2003
As reported net income (loss)	(2,511)	$664

less: additional stock-based compensation determined under the fair value method, net of tax	63	59

	$(2,574)	$605

As reported earnings (loss) per share	$(1.05)	$0.31
Proforma earnings (loss) per share	$(1.07)	$0.28
As reported earnings (loss) per diluted share	$(1.05)	$0.31
Proforma earnings (loss) per diluted share	$(1.07)	$0.28

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The fair value of each option granted in 2004 and 2003 is $2.93 and $2.69, respectively. The fair value is estimated on the date of the grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Dividend yield	1.4%	1.4%
Expected life	7 years	7 years
Expected volatility	17.5%	17.2%
Risk-free interest rate	3.0%	3.0%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncement – In December 2004, the FASB re-issued SFAS No. 123 “Accounting for Stock-Based Compensation” which becomes effective for periods beginning after June 15, 2005. This Statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for these stock options. The Corporation is evaluating the transition provisions allowed by SFAS No. 123. The financial statement impact is not expected to be materially different from that shown in the existing proforma disclosure required under the original SFAS No. 123.

Supplemental Cash Flow Information (000s omitted)

	December 31,
	2004	2003	2002
Cash paid (received) for:
Interest	$6,115	$6,069	$6,487
Income taxes	(315)	635	583

Noncash investing activities -
Loans transferred to real estate owned	2,221	2,844	1,936
Issuance of common stock in connection with the 2003 Recognition and Retention Plan	16	1,107	—
Issuance of common stock in connection with the acquisition of MSB Financial, Inc.	4,586	—	—

Reclassification – Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2 – Acquisition

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 2 - Acquisition (Continued)

The aggregate purchase price was $24,922,000, including $679,000 of acquisition costs. The Corporation issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The cash paid in the transaction came from the Corporation’s existing liquidity.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000s omitted):

Cash and cash equivalents	$7,144
Other securities	1,500
Loans , net	73,793
Premises and equipment	2,452
Core deposits	2,081
Goodwill	9,606
Other assets	9,861

Total assets acquired	106,437

Deposits	70,216
Federal Home Loan Bank advances	8,002
Other liabilities	3,297

Total liabilities assumed	81,515

Net assets acquired	$24,922

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 2 – Acquisition (Continued)

The purchase accounting fair value adjustments are being amortized under various methods and over lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.6 million. A Core Deposit Intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years. Amortization for the year ended December 31, 2004 was $ 329,000 and accumulated amortization thru December 31, 2004 is $329,000. The estimated amortization expense for the next five years ended December 31 is as follows (000s omitted):

2005	$369
2006	291
2007	230
2008	181
2009	150
Thereafter	531

Total	$1,752

The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

	2004	2003
Net interest income	$3,698	$8,399
Noninterest income	3,874	5,406

Total income	7,572	13,805

Net income (loss)	$(4,102)	$1,781

Basic earnings per share	$(1.71)	$0.74
Diluted earnings per share	$(1.71)	$0.74

MSB Financial was acquired to expand our geographic presence into Calhoun County, Michigan. The 2004 operations include the results of operations for MSB Financial, Inc. beginning on April 16, 2004.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 3 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
2004
Available-for-sale securities:
U.S. government agency obligations	3,984	5	—	3,989
Mortgage-backed securities	1,677	6	(8)	1,675
Obligations of states and political subdivisions	2,394	1	(2)	2,393

Total available-for-sale securities	$8,055	$12	$(10)	$8,057

Held-to-maturity securities:
Municipal security	$267	$1	$—	$268

2003
Available-for-sale securities:
U.S. treasury obligations	$5,177	$53	$—	$5,230
U.S. government agency obligations	9,616	63	(26)	9,653
Mortgage-backed securities	1,046		(12)	1,034
Obligations of states and political subdivisions	3,697	34	—	3,731

Total available-for-sale securities	$19,536	$150	$(38)	$19,648

Held-to-maturity securities:
Municipal security	$286	$16	$—	$302

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 3 - Securities (Continued)

The amortized cost and estimated market values of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Market Value	Cost	Market Value
Due in one year or less	$—	$—	$1,548	$1,550

Due in one through five years	—	—	4,830	4,832

Due after five years through ten years	—	—	—	—
Due after ten years	267	268	—	—

Total	$267	$268	6,378	6,382

Mortgage-backed securities			1,677	1,675

Total available-for-sale securities			$8,055	$8,057

For the years ended December 31, 2004, 2003 and 2002, proceeds from sales of securities available for sale amounted to $16,946,000, $0 and $0 , respectively. Gross realized gains amounted to $17,000, $0 and $0, respectively. Gross realized losses amounted to $77,000, $0 and $0 , respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $20,000, $0 and 0, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 3 - Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated
	Losses	Market Value	Losses	Market Value
2004
Available-for-sale securities:
Mortgage-backed securities	$—	$—	$8	$698
Obligations of states and political subdivisions	2	419	—	—

Total available-for-sale securities	$2	$419	$8	$698

2003
Available-for-sale securities:
U.S. government agency obligations	$26	$983	$—	$—
Mortgage-backed securities	12	1,034	—	—

Total available-for-sale securities	$38	$2,017	$—	$—

Management evaluates securities for other-than-temporary impairment on a periodic basis as economic or market concerns warrant such evaluation. Consideration is given to the length of time the security has been in a loss position, the financial condition and near-term prospects of the issuer and the intent and ability of the Corporation to retain its investment in the issuer to allow for recovery of fair value.

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 4 - Real Estate Investment - Limited Partnership (Continued)

Condensed financial information for the investee partnership is summarized as follows (000s omitted):

	September 30,	December 31,
	2004	2003
Balance Sheet:
Cash	$5	$28
Prepaid expenses	71	18
Accounts receivable	20	—
Note receivable	—	500
Loan to affiliates	18	22
Amortizable costs	48	—
Property and equipment	9,084	9,266

Total assets	$9,246	$9,834

Accounts payable	$—	$9
Accrued liabilities	315	76
Due to developer and affiliates	700	989
Loans payable to	—
Monarch Community Bank	1,384	1,384
Loans payable to others	6,791	6,240
Partners’ equity	56	1,136

Total liabilities and partners’ equity	$9,246	$9,834

Operations -
Net income (loss)	$(434)	$(470)

Financial Information for the investee partnership as of December 31, 2004 is not yet available. The Corporation has recorded an estimate of the tax credit through December 31, 2004. The Corporation’s share of tax credits generated by the investee partnership approximated $185,000, $175,000 and $37,000 in 2004, 2003, 2002, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 5 - Loans

A summary of the balances of loans follows (000s omitted):

	December 31,
	2004	2003
Mortgage loans on real estate:
One-to-four family	$141,251	$93,056
Multi-family	4,042	485
Commercial	42,746	22,728
Construction or development	8,853	9,451

Total real estate loans	196,892	125,720

Consumer loans:
Automobile	2,631	1,546
Home equity	14,234	9,613
Manufactured housing	784	930
Other	6,645	3,795

Total consumer loans	24,294	15,884

Commercial business loans	5,330	2,695

Subtotal	226,516	144,299

Less: Allowance for loan losses	6,385	2,618
Net deferred loan fees	808	454
Loans in process	6	2

Loans, net	$219,317	$141,225

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 5 - Loans (Continued)

An analysis of the allowance for loan losses follows (000s omitted):

	December 31,
	2004	2003	2002
Balance - Beginning	2,618	$1,735	$1,683
Allowance acquired in acquisition	513	$—	$—
Provision for loan losses	4,875	1,266	397
Loans charged-off	(1,799)	(571)	(568)
Recoveries of loans previously charged off	178	188	223

Balance - Ending	$6,385	$2,618	$1,735

The following is a summary of information pertaining to impaired loans (000s omitted):

	December 31,
	2004	2003
Impaired loans with a valuation allowance	$10,205	$1,771

Valuation allowance related to impaired loans	$3,727	$886

Total non-accrual loans	$4,231	$3,619

Total loans past-due ninety days or more and still accruing	$—	$127

There are no impaired loans without a valuation allowance as of December 31, 2004 and 2003 (000s omitted).

	December 31,
	2004	2003	2002
Average investment in impaired loans	$4,905	$1,777	$213

Interest income recognized on impaired loans was not significant for the years ended December 31, 2004, 2003, and 2002. No additional funds are committed to be advanced in connection with impaired loans.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $188,915,000 and $92,836,000 at December 31, 2004 and 2003, respectively.

The fair value of mortgage servicing rights approximates $1,586,000 and $1,005,000 at December 31, 2004 and 2003, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using an 8.25 percent discount rate and estimated prepayment speeds of 7.9 to 32.9 based on current Freddie Mac experience as well as Freddie Mac projections of slower prepayment speeds due to rising interest rates. The impairment valuation allowance is $0 as of December 31, 2004, 2003, and 2002. There has been no activity in the impairment valuation allowance during the years ended December 31, 2004, 2003, and 2002.

The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2004	2003	2002
Mortgage servicing rights - Beginning	$667	$428	$432

Mortgage servicing rights acquired in acquisition	$940	$—	—
Mortgage servicing rights capitalized	316	592	361
Mortgage servicing rights - direct writedown for loan payoffs	(117)	(311)	(312)
Mortgage servicing rights scheduled amortization	(267)	(42)	(53)

Mortgage servicing rights - Ending	$1,539	$667	$428

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 7 — Foreclosed Assets

Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2004	2003
Real estate owned	$1,234	$1,095
Real estate in judgment and subject to redemption	726	1,082

Total	$1,960	$2,177

Expenses applicable to foreclosed assets include the following (000s omitted):

	December 31,
	2004	2003	2002
Net loss (gain) on sales of real estate	$(16)	$40	$(1)
Operating expenses	205	114	203

Total	$189	$154	$202

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 8 — Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,		Depreciable
			Life
	2004	2003	(in Years)
Land	$646	$646
Buildings and improvements	6,233	4,524	30-40
Furniture, fixtures and equipment	4,083	2,994	5-7

Total bank premises and equipment	10,962	8,164

Less accumulated depreciation and amortization	4,518	3,996

Net carrying amount	$6,444	$4,168

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 9 — Deposits

     The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2004	2003
Balances by account type:
Demand and NOW accounts	$27,843	$9,275
Money market	19,114	10,909
Passbook and statement savings	29,177	15,889

Total transactional accounts	76,134	36,073

Certificates of deposit:
$100,000 and over	17,844	19,132
Under $100,000	68,557	47,852

Total certificates of deposit	86,401	66,984

Total	$162,535	$103,057

Generally, deposit amounts in excess of $100,000 are not federally insured.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 9 – Deposits (Continued)

     The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31,
	2004
Year	Less than $100,000	$100,000 & greater
Less than one year	$43,908	$12,263
One to two years	11,298	1,999
Two to three years	8,446	2,472
Three to four years	3,364	800
Four to five years	1,541	310

Total	$68,557	$17,844

     The following is a summary of interest expense by deposit account type (000s omitted):

	December 31,
	2004	2003	2002
Demand and NOW accounts	$94	$79	$146
Money market	176	135	194
Passbook and statement savings	117	137	222
Certificates of deposit	2,323	2,513	2,763

Total deposit interest expense	$2,710	$2,864	$3,325

Note 10 — Federal Home Loan Bank Advances

The Bank has Federal Home Loan Bank advances of $65,955,000 and $57,384,000 at December 31, 2004 and 2003, respectively, which mature through 2013. At December 31, 2004 and 2003, the interest rates on fixed rate advances ranged from 3.34 percent to 6.73 percent and from 3.34 percent to 6.62 percent, respectively. At December 31, 2004 the Bank had one floating rate advance of $3,000,000. The interest rate on that advance was 2.54% at December 31, 2004. The Bank had no floating rate advances at December 31, 2003. The weighted average interest rate of all advances was 5.36 percent and 5.51 percent at December 31, 2004 and 2003, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 10 — Federal Home Loan Bank Advances (Continued)

The Bank has provided a blanket pledge of all of the Bank’s eligible residential mortgage loans as collateral for all FHLB debt. The amount of these mortgage loans totaled $122,539,000 as of December 31, 2004.

The contractual maturities of advances are as follows (000s omitted):

December 31,
2004
Less than one year	$9,393
One to two years	8,585
Two to three years	6,146
Three to four years	20,153
Four to five years	160
Thereafter	21,518

Total	$65,955

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 11 — Income Taxes

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2004	2003	2002
Current expense (recovery)	$(1,871)	$590	$520
Deferred expense (recovery)	599	(339)	(105)

Total tax expense (recovery)	$(1,272)	$251	$415

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss)
	December 31,
	2004	2003	2002
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Nondeductible expenses	0.3%	8.9%	2.4%
Dividend received deduction	-0.3%	-5.2%	-1.5%
Tax exempt income	-1.1%	-4.8%	-0.2%
Low income housing credit	-1.2%	-8.4%	-2.7%
Other	1.9%	2.9%	-3.0%

Reported tax expense (recovery)	33.6%	27.4%	29.0%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 11 — Income Taxes (Continued)

The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2004	2003
Deferred tax assets:
Provision for loan losses	$1,719	$823
Net deferred loan fees	273	152
Deferred compensation	288	115
Employee benefits	52	74
Other	53	197

Total deferred tax assets	2,385	1,361

Deferred tax liabilities:
Depreciation	—	26
Mortgage servicing rights	483	227
Original issue discount	111	102
Unrealized gain on available-for-sale securities	—	38
Net purchase premiums	1,030	—
Stock dividends	133	50
Other	16	36

Total deferred tax liabilities	1,773	479

Net deferred tax asset	$612	$882

Note 12 — Off-Balance Sheet Activities

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 12 — Off-Balance Sheet Activities (Continued)

The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,
	2004	2003
Commitments to grant loans	$257	$—
Unfunded commitments under lines of credit	18,672	8,892
Unfunded commitments under letters of credit	97	—

The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 3.875 percent and 12.75 percent at December 31, 2004, and 4.00 percent and 8.25 percent at December 31, 2003.

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 13 — Regulatory Matters

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at December 31, 2004 and 2003 include approximately $1,592,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount are approximately $541,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Management believes, as of December 31, 2004 and 2003, that the Bank has met all of the capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum capital amounts and ratios must be maintained as shown in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 13 — Regulatory Matters (Continued)

A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2004	2003
Equity per consolidated balance sheet	$35,090	$28,339
Less: intangible assets and deferred tax asset	(11,361)	(957)

Tangible and leverage capital	23,729	27,382
Plus: Allowance for loan losses **	1,747	1,477

Risk based capital	$25,476	$28,859

** Limited to 1.25 percent of risk weighted assets

Regulatory capital balances and ratios are as follows (000s omitted):

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Tangible capital	$23,729	9.06%	$3,928	1.50%	$7,857	3.00%
Leverage capital	23,729	9.06%	10,475	4.00%	13,094	5.00%
Total risk-based capital	25,476	13.62%	14,959	8.00%	18,699	10.00%

As of December 31, 2003:
Tangible capital	$27,382	14.16%	$2,900	1.50%	$5,800	3.00%
Leverage capital	27,382	14.16%	7,733	4.00%	9,667	5.00%
Risk-based capital	28,859	24.66%	9,361	8.00%	11,701	10.00%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 14 – Restrictions on Dividends, Loans and Advances

OTS regulations impose limitations upon all capital distributions by the Bank including cash dividends. The Bank would need to file an application to, and receive the approval of, the OTS prior to any capital distribution. In the event the Bank’s capital falls below its regulatory requirements or the OTS notifies it that is was in need of more than normal supervision, the Bank’s ability to make capital distributions could be further restricted. In addition, the OTS could prohibit a proposed capital distribution by the Bank, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The total amount of dividends which may be paid by the Bank is generally limited to the sum of the net profits of the bank for the preceding three years. Accordingly, all of the Corporation’s investment in the Bank was restricted at December 31, 2004.

Note 15 — Retirement Plans

The Corporation is part of a non-contributory, multi-employer defined benefit pension plan covering substantially all employees. Effective April 1, 2004 employees benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multi-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2004, 2003 and 2002, the Corporation recognized pension expense for this plan of $246,000, $242,000, and $192,000, respectively.

The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation has a matching contribution agreement to match 50 percent of the first 6 percent of an employee’s salary. During 2004, 2003 and 2002, the Corporation recognized pension expense for this plan of $64,000, $54,000, and $99,000, respectively.

The Corporation has a nonqualified deferred-compensation plan to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. The value of benefits accrued to participants is $394,000 and $338,000 at December 31, 2004 and 2003, respectively. The expense for the plan was $41,000, $39,600, and $52,000 for 2004, 2003, and 2002, respectively.

Upon acquisition, the Corporation assumed the liability for the directors’ deferred compensation plan of MSB Financial, Inc. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. The value of benefits accrued to participants is $702,000 at December 31, 2004.

Note 16 — Related Party Transactions

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with balances of $1,192,000 and $342,000 at December 31, 2004 and 2003, respectively. Included in the December 31, 2004 were loans totaling $177,000 made to principal officers and directors prior to them becoming principal officers and directors. During the year ended December 31, 2004, total principal additions were $879,000 and total principal payments were $206,000.

Deposits from related parties held by the Bank at December 31, 2004 and 2003 amounted to $ 713,880 and $1,340,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 17 — Fair Value of Financial Instruments

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

Real Estate Investment — Limited Partnership, at Equity - Fair value is estimated using discounted cash flow analysis of the future tax benefit related to the investment.

Mortgage Loans Held for Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 17 — Fair Value of Financial Instruments (Continued)

Loans Receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 17 — Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31,
	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$15,649	$15,649	$27,331	$27,331
Securities – Held to maturity	267	268	286	302
Securities — Available for sale	8,057	8,057	19,648	19,648
Other securities	4,720	4,720	3,029	3,029
Real estate investment — Limited partnership, at equity	1,278	1,278	1,415	1,415
Loans held for sale	361	367	421	429
Net loans	219,317	221,929	141,225	144,755
Accrued interest and late charges receivable	1,138	1,138	1,041	1,041

Liabilities:
Federal Home Loan Bank advances	65,955	68,155	57,384	59,810
Deposits	167,733	168,712	107,240	108,142
Accrued interest payable	333	333	275	275

Note 18 — Employee Stock Ownership Plan (ESOP)

As part of the conversion, the Corporation implemented an employee stock ownership plan (ESOP) covering substantially all employees. The Corporation provided a loan to the ESOP, which was used to purchase 185,150 shares of the Corporation’s outstanding stock at $10 per share. The loan will be repaid over a period of ten years ending on December 31, 2011. Dividends on the allocated shares are distributed to participants and the dividends on the unallocated shares are used to pay debt service. The Corporation has committed to make contributions to the ESOP sufficient to support debt service of the loan. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants. The shares pledged as collateral are included in unearned compensation in the equity section of the balance sheet. As shares are released they become outstanding for earnings per share computations.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 18 — Employee Stock Ownership Plan (ESOP) (Continued)

The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2004	2003
Allocated shares	37,030	18,515
Shares released for allocation	18,515	18,515
Shares distributed	(3,841)	(1,233)
Unreleased shares	129,605	148,120

Total ESOP shares	181,309	183,917

Fair value of unallocated shares	$1,876	$2,665

Total compensation expense applicable to the ESOP amounted to approximately $266,000, $258,000 and $211,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 19 – Stock Compensation Plans

The Corporation has a Recognition and Retention Plan (RRP) under which 88,875 shares of restricted stock were issued to employees and directors during 2003. Under the plan, the shares vest 20% per year for five years. Due to employee termination, there were 18,484 shares forfeited during 2004 and 3,700 shares forfeited during 2003. During 2004, 18,000 shares of restricted stock were issued to employees. During 2004, 17,040 shares vested and were thus no longer restricted. Compensation expense applicable to the RRP amounted to $194,000 and $148,000 for the years ended December 31, 2004 and 2003, respectively.

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

Under APB Opinion no. 25, because the exercise price of the Corporation’s stock option grants equal the market price of the underlying stock on the date of the grant, no compensation cost is recognized.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 19 – Stock Compensation Plans (Continued)

A summary of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	183	$13.00	—	$—
Granted	45	13.90	197	13.00
Exercised	—		—	—
Forfeited/expired	36	13.00	14	13.00

Outstanding at end of year	192	$13.21	183	$13.00

Exercisable at year-end	30	$13.00	—	—

The weighted average remaining contractual life of the outstanding options is 8.6 years at December 31, 2004.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 20 — Condensed Financial Statements of Parent Company

The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Condensed Balance Sheet (000s omitted)

	December 31,	December 31,
	2004	2003
Assets
Cash	$1,007	$6,410
Investments	1,283	2,288
Investment in Monarch Community Bank	35,089	28,332
Other assets	2,350	417

Total assets	$39,729	$37,447

Liabilities and Stockholders’ Equity
Accrued expenses	$310	$17
Stockholders’ equity	39,419	37,430

Total liabilities and stockholders’ equity	$39,729	$37,447

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 20 — Condensed Financial Statements of Parent Company (Continued)

Condensed Statement of Income (000s omitted)

	December 31,	December 31,	December 31,
	2004	2003	2002
Income — Interest on investments	$106	$120	$65
Dividends from Monarch Community Bank	10,000	—	—
Operating expense	233	220	48

Income (loss) — Before equity in undistributed net income of subsidiary	9,873	(100)	17

Equity in undistributed net income of subsidiary	(12,384)	764	997

Net income (loss)	$(2,511)	$664	$1,014

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 20 — Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows (000s omitted)

	December 31,	December 31,	December 31,
	2004	2003	2002
Cash flows from operating activities:

Net income (loss)	$(2,511)	$664	1,014
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization	25	34	—
Allocation of ESOP and RRP	525	282	211
(Increase) decrease in other assets	4,001	(404)	(13)
Increase in accrued expenses	(133)	11	6
Undistributed net (income) loss of subsidiary	12,384	(764)	(997)

Net cash provided by operating activities	14,291	(177)	221

Cash flows from investing activities:
Purchase of subsidiary stock	—	—	(11,141)
Purchase of securities	—	(624)	(1,763)
Proceeds from maturities of securities	964	75	—
Loan to employee ESOP plan	—	—	(1,852)
Acquisition, net of cash	(20,120)	—	—

Net cash used in investing activities	(19,156)	(549)	(14,756)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	22,147
Repurchase of common stock	(11)	—	—
Dividends paid	(527)	(476)	—

Net cash used in financing activities	(538)	(476)	22,147

Net increase (decrease) in cash	(5,403)	(1,202)	7,612
Cash at beginning of year	6,410	7,612	—

Cash at end of year	$1,007	$6,410	$7,612

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

ITEM 8A. Controls and Procedures

     An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of December 31, 2004 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are, EXCEPT AS NOTED BELOW, effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2004, EXCEPT AS NOTED BELOW, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     During the quarter ended September 30, 2004, management determined that controls relating to the ongoing monitoring of the Banks’ Commercial Loan portfolio were not sufficient to ensure that a deterioration of credit quality would be disclosed in a timely manner within the Bank’s financial statements. Management has since taken steps to ensure the Commercial Loan portfolio is monitored properly and that deterioration of credit quality, should it occur, would be properly disclosed in the financial statement but this condition remains as of December 31, 2004.

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

PART III

ITEM 9. Directors and Executive Officers of the Registrant

     Information required by this Item 9 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2005, under the captions “Election of Directors”, ”The Audit Committee”, ”Audit Committee Financial Expert”, ”Compliance with Section 16”, and “Code of Ethics”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2005, under the captions “Executive Compensation”, “Directors’ Compensation”, “Deferred Compensation Plan”, “Other Compensation Arrangements”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2005, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

     The following table summarizes our equity compensation plans as of December 31, 2004.

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders (1)	191,457	13.21	47,865
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders

ITEM 12. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2005, under the caption “Transactions with Certain Related Persons”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. Exhibits

(a)	Exhibits

See the index to exhibits

ITEM 14. Principal Accountant Fees and Services

     Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2005, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC .

Dated: March 18, 2005	By:	/s/ Donald L. Denney
Donald L. Denney, President
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Donald L. Denney	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2005
Donald L. Denney

/s/ Stephen M. Ross	Chairman of the Board	March 18, 2005
Stephen M. Ross

/s/ William C. Kurtz William C. Kurtz	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 18, 2005

/s/ Harold A. Adamson	Director	March 18, 2005
Harold A. Adamson

/s/ Lauren L. Bracy	Director	March 18, 2005
Lauren L. Bracy

/s/ James R. Vozar	Director	March 18, 2005
James R. Vozar

/s/ Martin L. Mitchell	Director	March 18, 2005
Martin L. Mitchell

/s/ Gordon L. Welch	Director	March 18, 2005
Gordon L. Welch

/s/ Craig W. Dally	Director	March 18, 2005
Craig W. Dally

/s/ Richard Dobbins	Director	March 18, 2005
Richard Dobbins

Index to Exhibits

Reference to
Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
3.1	Registrant’s Articles of Incorporation	*
3.2	Registrant’s Bylaws	*
4	Registrant’s Specimen Stock Certificate	*
10.1	Employment Agreement between Monarch Community Bancorp, Inc and Donald L. Denney (incorporated by reference from Form 8-K filed on 9/23/2004)
10.2	Management Continuity Agreement between Monarch Community Bancorp, Inc and William C. Kurtz and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)
10.3	Registrant’s Employee Stock Ownership Plan	*
10.4	Registrant’s 2003 Stock Option and Incentive Plan	**
10.5	Registrant’s Recognition and Retention Plan	**
10.6	Form of Stock Option Agreement	10.6
11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	Not required
14	Registrant’s Conflict of Interest and Ethics Policy	14
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Plante & Moran PLLC	23
24	Power of Attorney	Not required
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2
32	Section 1350 Certification.	32

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference

**	Filed on March 19, 2003 as part of Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference