Form 10-Q
period 2005-03-31
MONARCH COMMUNITY BANCORP INC
filed 2005-05-16
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _________ to _________

Commission file number: 000-49814

MONARCH COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3627031
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

375 North Willowbrook Road, Coldwater, MI 49036
(Address of principal executive offices)

517-278-4566
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 19, 2005, there were 2,709,220 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Monarch Community Bancorp, Inc

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2005	2004
	(Dollars in thousands, except per share data)
ASSETS

Cash and due from banks	$7,577	$9,529
Federal Home Loan Bank overnight time and other interest bearing deposits	9,627	6,120

Total cash and cash equivalents	17,204	15,649

Securities-Available for sale	13,282	8,057
Securities-Held to maturity	262	267
Other investments	4,780	4,720
Real Estate Investment - Limited partnership, at equity	1,242	1,278
Loans held for sale	1,164	361
Loans, net of allowance for loan losses	217,443	219,317
Accrued interest and late charges	1,084	1,138
Foreclosed assets, net	2,650	1,960
Premises and equipment	6,155	6,444
Deferred income taxes	668	612
Goodwill	9,606	9,606
Core deposit	1,642	1,752
Other assets	4,853	4,287

Total assets	$282,035	$275,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$7,177	$5,198
Interest-bearing	169,553	162,535

Total deposits	176,730	167,733

Federal Home Loan Bank advances	62,405	65,955
Accrued expenses and other liabilities	3,315	2,341

Total liabilities	242,450	236,029

Commitments and contingent liabilities	—	—

Stockholder’s equity
Common stock-$0.01 par value authorized-20,000,000 shares issued and outstanding-2,709,220 shares at March 31, 2005 and 2,709,220 shares at December 31, 2004	27	27
Additional paid in capital	28,059	28,059
Retained earnings	13,806	13,529
Accumulated other comprehensive income	(109)	2
Unearned Compensation	(2,198)	(2,198)

Total stockholder’s equity	39,585	39,419

Total liabilities and stockholder’s equity	$282,035	$275,448

See accompanying notes to condensed consolidated financial statements

Monarch Community Bancorp, Inc

Condensed Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,563	$2,541
Investment securities	156	156
Federal funds sold and overnight deposits	47	46

Total interest income	3,766	2,743

Interest Expense
Deposits	724	606
Federal Home Loan bank advances	822	798

Total interest expense	1,546	1,404

Net Interest Income	2,220	1,339

Provisions for Loan Losses	(385)	—

Net Interest Income after Provision for Loan Losses	2,605	1,339

Noninterest Income
Fees and service charges	466	226
Loan servicing fees	113	57
Net gain on sale of loans	137	168
Other income (loss)	(211)	34

Total noninterest income	505	485

Noninterest Expenses
Salaries and employees benefits	1,277	938
Occupancy and equipment	291	197
Data processing	172	99
Mortgage banking	104	35
Professional fees	137	99
Amortization of core deposit intangible	110	—
NOW account processing	49	32
ATM/Debit card processing	51	22
Foreclosed property expense	36	46
Other general and administrative	319	209

Total noninterest expense	2,546	1,677

Income - Before Income Taxes	564	147
Income Taxes	152	44

Net Income	$412	$103

Earnings Per Share
Basic	$0.16	$0.04
Diluted	$0.15	$0.04

See accompanying notes to condensed consolidated financial statements

Monarch Community Bancorp, Inc

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
			(Dollars in thousands, except per share data)
Balance, January 1, 2004	2,399	$24	$23,352	$16,567	$75	$(2,588)	$37,430

Comprehensive Income:
Net Income				103			103
Change in unrealized gain on securities available for sale					9		9

Total Comprehensive Income							112

Dividends paid ($0.05/share)				(120)	—		(120)

Balance, March 31, 2004	2,399	$24	$23,352	$16,550	$84	$(2,588)	$37,422

Balance, January 1, 2005	2,709	$27	$28,059	$13,529	$2	$(2,198)	$39,419

Comprehensive Income:
Net Income				412			412
Change in unrealized gain (loss) on securities available for sale					(111)		(111)

Total Comprehensive Income							301

Dividends paid ($0.05/share)				(135)			(135)

Balance, March 31, 2005	2,709	$27	$28,059	$13,806	$(109)	$(2,198)	$39,585

See accompanying notes to condensed consolidated financial statements

Monarch Community Bancorp, Inc

Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$412	$103
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	154	101
Provision for Loan Losses	(385)	—
Amortization	128	117
Stock dividends on other securities	(50)	(38)
(Gain) Loss on sale of foreclosed assets	—	(1)
Mortgage loans originated for sale	(6,814)	(7,102)
Proceeds from sale of mortgage loans	6,148	5,633
Gain on sale of mortgage loans	(137)	(168)
(Gain) Loss on disposal of premises and equipment	(12)	—
Net change in:
Deferred loan fees	28	(12)
Accrued interest receivable	54	8
Other assets	(593)	(683)
Accrued expenses and other liabilities	974	930

Net cash provided by (used in) operating activities	(93)	(1,112)

Cash Flows from Investing Activities
Proceeds from maturities of HTM securities	75	5
Purchases of HTM securities	(10)	—
Proceeds from sale and maturities of AFS securities	—	1,565
Purchases of available for sale securities	(5,469)	(1,499)
Proceeds from maturities of other securities	—	5
Loan originations and principal collections, net	1,392	(1,960)
Proceeds from sale of foreclosed assets	149	496
Proceeds from sale of premises and equipment	204	—
Purchases of premises and equipment	(57)	(26)

Net cash provided by (used in) investing activities	(3,716)	(1,414)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	8,997	641
Repayment of FHLB advances	(3,498)	—
Issuance of dividend	(135)	(120)

Net cash provided by (used in) financing activities	5,364	521

Net increase (decrease) in cash and cash equivalents	1,555	(2,005)
Cash and cash equivalents -January 1	15,649	27,331

Cash and cash equivalents -March 31	$17,204	$25,326

Supplemental Cash Flow Information:
Cash paid for interest	1,609	1,413
Cash paid for income taxes	—	—
Noncash investing activity - loans transferred to foreclosed assets	839	525

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

On April 15, 2004, the Corporation completed the acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. On June 7, 2004, Marshall Savings Bank was merged with and into Monarch Community Bank. The Corporation issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The cash paid in the transaction came from the Corporation’s existing liquidity. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.6 million. A Core Deposit Intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years.

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates six full service offices and one drive-through only office. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a title agency, and a majority ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock-based compensation. The weighted average share reconciliation is as follows:

	Three Months	Three Months
	Ended	Ended
	Mar 31, 2005	Mar 31, 2004
Weighted average shares outstanding	2,709,220	2,399,550
Less: Average nonvested RRP shares	(67,651)	(85,175)

Weighted average for basic EPS	2,641,569	2,314,375
Dilutive effect of restricted stock and stock options	36,270	82,692

Weighted average for dilutive EPS	2,677,839	2,397,067

STOCK-BASED COMPENSATION

The Corporation accounts for stock option plans using the intrinsic value method. No compensation cost related to stock options was recognized during 2005 or 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

	Three months ended
	March 31,	March 31,
	2005	2004
As reported net income	$412	$103

less: additional stock-based compensation determined under the fair value method, net of tax	22	12

	$390	$91

As reported earnings per share	$0.16	$0.04
Proforma earnings per share	$0.15	$0.04
As reported earnings per diluted share	$0.15	$0.04
Proforma earnings per diluted share	$0.15	$0.04

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

CRITICAL ACCOUNTING POLICIES

The nature of the financial services industry is such that, other than described below, the use of estimates and management judgment is not likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management’s knowledge.

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

Goodwill. The original value of Goodwill was determined by allocating the purchase price to the estimated fair value of assets acquired and liabilities assumed. Periodically, Goodwill is tested for impairment in accordance with SFAS No. 142. This test involves calculating the estimated fair value of the reporting unit. Thus, the carrying value of Goodwill is subject to a high degree of estimation and management judgment.

FINANCIAL CONDITION

Total Assets
Assets increased $6.6 million, or 2.4% to $282.0 million at March 31, 2005 compared to $275.4 million at December 31, 2004.

Securities
Securities increased to $13.5 million at March 31, 2005 compared to $8.3 million at December 31, 2004. The increase was attributable to the purchase of securities as part of the ongoing management of the Bank’s liquidity and investment portfolio.

Loans
The Bank’s net loan portfolio decreased by $1.9 million, or 1%, from $219.3 million at December 31, 2004 to $217.4 million at March 31, 2005. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real Estate Loans:
One-to four-family	$140,916	63.0%	$141,251	62.4%
Multi-family	3,750	1.7	4,042	1.8
Commercial	41,766	18.7	42,746	18.9
Construction or development	7,415	3.3	8,853	3.9

Total real estate loans	193,847	86.6	196,892	86.9

Other loans:
Consumer loans:
Automobile	2,596	1.2	2,631	1.2
Home equity	14,495	6.5	14,234	6.3
Manufactured housing	788	0.4	784	0.3
Other	6,918	3.1	6,645	2.9

Total consumer loans	24,797	11.1	24,294	10.7

Commercial Business Loans	5,099	2.3	5,330	2.4

Total other loans	29,896	13.4	29,624	13.1

Total Loans	223,743	100.0%	226,516	100.0%

Less:
Allowance for loan losses	5,520		6,385
Net deferred loan fees	780		808
Loans in process	—		6

Total Loans, net	$217,443		$219,317

The decreases noted in the table above were due to repayments on existing loans exceeding new loan production including payoffs of certain problem loans that management encouraged. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and business loans as well as expanded geographic outreach facilitated by the acquisition. The introduction of online mortgage origination is expected to expand the Bank’s mortgage lending activities within its current market area by offering convenience to borrowers and realtors and may lead to some originations in areas contiguous to the Bank’s current market.

Deposits
Total deposits increased $9.0 million, or 5.4%, from $167.7 million at December 31, 2004 to $176.7 million at March 31, 2005. The increase consisted of a $3.3 million increase in checking and savings accounts and a $5.7 million increase in certificates of deposit. Of the increase in certificates of deposit, $2.0 million was in the form of brokered deposits. Brokered deposits have been utilized to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement including the introduction of internet banking.

Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances decreased $3.6 million from December 31, 2004 to March 31, 2005.The decrease was the result of the Bank repaying maturing advances. Management is attempting to reduce it reliance on borrowed funds through the growth of deposits but should this strategy not succeed management anticipates future borrowings to fund loan growth. See “Net Interest Income” discussion below.

Equity
Total equity was $39.6 million at March 31, 2005 compared to $39.4 million at December 31, 2004. This represents 14.0% and 14.3% of total assets at March 31, 2005 and December 31, 2004, respectively. The increased equity was the result of earnings for the quarter exceeding the dividend payment. Management considers its equity position to be strong and has no plans or intentions to increase equity other than by continued profitable operations.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income before the provision for loan losses for the quarter ended March 31, 2005 totaled $2.2 million and represented an increase of $881,000 compared to the same period one year ago. The Corporation’s net interest margin increased from 2.87% for the quarter ended March 31, 2004 to 3.61% for the quarter ended March 31, 2005. The net interest margin for the three months ended March 31, 2005 was positively impacted by the acquisition of lower costing deposit accounts from MSB Financial as well as a general increase in short term market rates from the levels of a year ago. Interest income from loans represented 94.6% of total interest income for the first quarter of 2005 compared to 92.6% for the same period in 2004.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

			Three Months Ended March 31,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(dollars in thousands)
Fed Funds and overnight deposits	$6,603	$48	2.95%	$19,339	$46	0.96%
Investment securities	11,553	105	3.69	19,342	119	2.50
Other securities	4,708	50	4.31	3,011	37	4.98
Loans receivable	222,837	3,563	6.48	144,784	2,541	7.12

Total earning assets	$245,701	$3,766	6.22	$186,476	$2,743	5.97

Demand and NOW Accounts	$33,409	$20	0.24	$13,322	$14	0.43
Money market accounts	18,482	47	1.03	10,631	33	1.26
Savings accounts	29,167	31	0.43	15,906	17	0.43
Certificates of deposit	88,585	626	2.87	65,865	542	3.34
Federal Home Loan Bank Advances	65,169	822	5.12	57,384	798	5.64

Total interest bearing liabilities	$234,812	1,546	2.67	$163,108	1,404	3.49

Net interest income		$2,220			$1,339

Net interest spread			3.55%			2.47%

Net interest margin			3.61%			2.87%

Provision for Loan Losses
The Bank reversed prior provision for loan losses of $385,000 for the quarter ended March 31, 2005 compared to $0 provision for the quarter ended March 31, 2004. The reversal of provisions was possible due to the Bank receiving payoffs during the quarter on two loan relationships totaling $1.5 million for which the bank had previously provided loan loss allowances of $535,000. Net charge-offs for the quarter ended March 31, 2005 totaled $480,000 compared to $74,000 for the quarter ended March 31, 2004. The increased level of charge offs in 2005 was the result of the Bank continuing to aggressively deal with problem loans as evidenced by the increase in real estate in judgment at March 31, 2005.

The allowance for loan losses was $5,520,000 at March 31, 2005 and $6,385,000 at December 31, 2004.

The following table presents non-performing assets and certain asset quality ratios at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004

	(Dollars in thousands)

Non-performing loans	$6,881	$4,231
Real estate in judgment	1,500	726
Foreclosed and repossessed assets	1,176	1,243

Total non-performing assets	$9,557	$6,200

	March 31, 2005	December 31, 2004

	(Dollars in thousands)

Non-performing loans to total loans	3.08%	1.87%
Non-performing assets to total assets	3.39%	2.23%
Allowance for loan losses to non-performing loans	80.2%	150.9%
Allowance for loan losses to loans receivable	2.47%	2.82%

Non-performing loans increased $2.7 million to $6.9 million at March 31, 2005 compared to $4.2 million at December 31, 2004. The increase is the result of a loan relationship totaling $4.2 million which was classified as non-performing at March 31, 2005 but was considered performing at December 31, 2004. Notwithstanding the relationship’s status as performing at December 31, 2004, the Bank established a loss allowance of $2.1 million at December 31, 2004.

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

Noninterest Income
Noninterest income increased by $20,000 to $505,000 for the quarter ended March 31, 2005 as compared to $485,000 for the quarter ended March 31, 2004. Fees and service charges increased $240,000, or 106.2%, due to the number of savings and checking accounts acquired. $174,000 of this increase was due to increased overdraft fees. Loan servicing fees increased $56,000, or 98.3%, as a result of the larger loan servicing portfolio created by the acquisition. Gain on sale of loans decreased to $137,000 from $168,000 for the same period a year ago as mortgage banking activities were reduced in 2005 compared to the same period in 2004. Management does not believe this downward trend will continue in 2005, as it anticipates mortgage banking activities to be consistent with 2004 . Other income (loss) decreased $245,000 for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. This decrease is due to a write down of $275,000 the Bank experienced on a REO property it acquired along with MSB Financial. The property had been valued, based on appraisal, at $775,000. Based on the lack of marketability of the property, management recently agreed to accept a $500,000 offer on the property. The property has not been sold as of March 31, 2005. Investment service income of $13,000 and earnings on bank owned life insurance of $21,000 helped offset the write down of REO. These two income contributors were not present in 2004.

Noninterest Expense
Noninterest expense increased by $869,000 for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The primary reason for the increase was the additional 30 staff members and 2 branches of the Marshall operations which were not part of Monarch’s operations in 2004. Professional fees increased $ 38,000 due to increased supervisory examination expense, employee recruiting expense and data processing consulting. Amortization of the core deposit intangible amounted to $110,000 compared to $0 for the quarter ended March 31, 2004.

Federal Income Tax Expense
The provision for federal income tax increased $108,000 for the three months ended March 31, 2005 compared to the same period a year ago due to the increased profits in 2005.

LIQUIDITY

The Bank’s liquidity, represented by cash, overnight funds and investments, is a product of our operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, and funds provided from operations. While scheduled payments from the amortization of loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The

Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities, and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2005 totaled $53.5 million. Management believes that a significant portion of these certificates of deposit will remain with Monarch provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require Monarch to offer interest rates higher than those of the competition. At March 31, 2005 and based on current collateral levels, Monarch could borrow an additional $17.8 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $1.6 million during the three month period ended March 31, 2005 compared to a $2.0 million decrease for the same period in 2004. The primary provider of cash for the quarter ended March 31, 2005 was an increase in deposits of $9.0 million. Purchase of additional investment securities used $5.5 million of cash and repayment of FHLB advances used another $3.4 million. The decrease in cash in 2004 was primarily the result of new loan originations exceeding repayments and sales of loans. Management expects its primary source of funds to be new deposit balances and its primary use of funds to be growth in loan balances.

CONTRACTUAL OBLIGATIONS

The Company has certain obligations and commitments to make future payments under contracts. At March 31, 2005, the aggregate contractual obligations and commitments are:

     Contractual obligations

		Payments due by period
		Less than	1-3	3-5	After
	Total	One year	Years	Years	5 Years
			(in thousands)
Certificates of deposit	$86,920	$53,540	$25,688	$7,564	$128

FHLB advances	62,405	8,230	20,345	12,312	21,518

Total	$149,325	$61,770	$46,033	$19,876	$21,646

     Other commitments

		Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	One year	Years	Years	5 Years
			(in thousands)
Commitments to grant loans	$3,021	$3,021	$—	$—	$—
Unfunded commitments under HELOCs	14,995	1,632	2,594	2,999	7,770
Unfunded commitments under Commercial LOCs	1,378	1,348	30	—	—
Letters of credit	122	62	60	—	—

Total	$19,516	$6,063	$2,684	$2,999	$7,770

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of March 31, 2005, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of March 31, 2005 were as follows: tangible capital, 8.7%; leverage capital, 8.7%; and total risk-based capital, 13.9%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk (“IRR”). Interest rate risk refers to the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities, and off-balance sheet contracts. Interest rate risk is primarily the result of an imbalance between the price sensitivity of the Company’s assets and its liabilities (including off-balance sheet contracts). Such imbalances can be caused by differences in the maturity, repricing and coupon characteristics of assets and liabilities, and options, such as loan prepayment options, interest rate caps and floors, and deposit withdrawal options. These imbalances, in combination with movement in interest rates, will alter the pattern of the Company’s cash inflows and outflows, effecting the earnings and economic value of the Company.

The Company’s primary tool for assessing IRR is the Office of Thrift Supervision Net Portfolio Value (“NPV”) Model. The model uses scenario analysis to evaluate the IRR risk exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. The OTS utilizes guidelines based on the model to determine the level of IRR for the Bank. The levels, from least risk to most risk, are; minimal, moderate, significant, high and imminent threat. Based on the model, as of December 31, 2004 the Bank’s IRR level was regarded as “minimal”. Data from the model as of March 31, 2005 is not yet available but management does not believe its IRR position has significantly changed since December 31, 2004.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The Company had no derivative instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

		Principal Amount Maturing In:
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
RATE-SENSITIVE ASSETS
Overnight deposits	$6,120	$—	$—	$—	$—	$—	$6,120	$6,120
Average interest rate	1.85%
Securities	1,535	770	2,761	—	2,968	267	8,301	8,325
Average interest rate	2.06%	3.05%	3.42%		4.21%	4.30%
Gross Loans	23,112	5,483	9,915	6,380	10,889	170,737	226,516	229,128
Average interest rate	6.00%	7.63%	7.33%	7.02%	6.60%	6.46%

RATE-SENSITIVE LIABILITIES
Savings & interest bearing demand deposits	76,134	—	—	—	—	—	76,134	76,134
Average interest rate	0.51%
Certificates of deposit	56,171	13,297	10,918	4,164	1,714	137	86,401	87,380
Average interest rate	2.51%	3.64%	4.45%	3.52%	3.47%	3.24%
FHLB advances	9,393	8,585	6,146	20,153	160	21,518	65,955	68,155
Average interest rate	5.01%	5.22%	6.43%	5.67%	5.64%	4.97%

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company and the Bank are from time-to-time involved in legal proceedings arising out of, and incidental to, their business. Management, based on its review with counsel of all actions and proceedings affecting the Company and the Bank, has concluded that the aggregate loss, if any, resulting from the disposition of these proceedings should not be material to the Company’s financial condition or results of operations.

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

MONARCH COMMUNITY BANCORP, INC.

Date: May 10, 2005	By:	/s/ Donald L. Denney

Donald L. Denney
President and Chief Executive Officer

Date: May 10, 2005	And:	/s/ William C. Kurtz

William C. Kurtz
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.

32	Section 1350 Certification.