Form 10KSB/A
period 2004-12-31
MONARCH COMMUNITY BANCORP INC
filed 2005-07-13
CIK 1169769

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1 to Form 10-KSB)

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

PART I

EXPLANATORY NOTE

     This amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (“SEC”) March 18, 2005 reflects an amendment to Part II — Item 8A. — Controls and Procedures. The determination to amend Item 8A was made as a result of a request from the SEC dated June 30, 2005 to clarify the results of management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures.

This Form 10KSB/A only amends Part II — Item 8A of the original filing. Although this Form 10-KSB/A contains all of the items required to be included in an Annual Report on Form 10-KSB, no other information in the original filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached to this Form 10-KSB/A as exhibits 31.1, 31.2 and 32.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

ITEM 8A. Controls and Procedures (As revised)

     An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Exchange Act) as of December 31, 2004 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are not effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. This conclusion is based on the fact that the Registrant did not have controls in place which would ensure that deterioration in the credit quality of commercial loans would be identified and reported to management in a timely manner. While Management believes it has appropriately classified all loans as of December 31, 2004 the lack of controls makes it possible that a significant problem loan could go undetected and that Management might not consider appropriately said loan in its evaluation of the adequacy of the Allowance for Loan Losses. During the quarter ended December 31, 2004 the Registrant made a change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to ensure that all deteriorations of commercial loan credit quality would be identified and communicated to management. The Registrant began to develop a comprehensive Loan Review Policy which Management believes will ensure that up to date financial information is received from borrowers and that commercial loans are reviewed on a regular basis. The Policy will also provide controls to ensure any change in the internal grading of commercial loans is approved by the Management Loan Committee and communicated to Management.

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

MONARCH COMMUNITY BANCORP, INC .

Dated: July 13, 2005	By:	/s/ Donald L. Denney

Donald L. Denney, President
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Donald L. Denney	President and Chief Executive Officer (Principal Executive Officer)	July 13, 2005
Donald L. Denney

/s/ Stephen M. Ross	Chairman of the Board	July 13, 2005
Stephen M. Ross

/s/ William C. Kurtz William C. Kurtz	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	July 13, 2005

/s/ Harold A. Adamson	Director	July 13, 2005
Harold A. Adamson

	Director	July 13, 2005
Lauren L. Bracy

	Director	July 13, 2005
James R. Vozar

/s/ Martin L. Mitchell	Director	July 13, 2005
Martin L. Mitchell

/s/ Gordon L. Welch	Director	July 13, 2005
Gordon L. Welch

/s/ Craig W. Dally	Director	July 13, 2005
Craig W. Dally

	Director	July 13, 2005
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