Form 10-Q/A
period 2005-03-31
MONARCH COMMUNITY BANCORP INC
filed 2005-07-13
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1 to Form 10-Q)

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

Monarch Community Bancorp, Inc.
Index

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, initially filed with the Securities and Exchange commission (“SEC”) on May 16, 2005 reflects an amendment to Part I - Item 4 - Controls and Procedures. The determination to amend Item 4 was made as a result of a request from the SEC dated June 30, 2005 to clarify the results of management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures.

This Form 10-Q/A only amends Part I - Item 4 of the original filing. Although this Form 10-Q/A contains all of the items required to be included in a Quarterly Report on Form 10-Q, no other information in the original filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached to this Form 10-Q/A as exhibits 31.1, 31.2 and 32.

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

Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances decreased $3.6 million from December 31, 2004 to March 31, 2005. The decrease was the result of the Bank repaying maturing advances. Management is attempting to reduce it reliance on borrowed funds through the growth of deposits but should this strategy not succeed management anticipates future borrowings to fund loan growth. See “Net Interest Income” discussion below.

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

ITEM 4. CONTROLS AND PROCEDURES (As revised)

          An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. The Company did have changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes relate to continuing to refine its Internal Loan Review Policy which include controls to ensure the timely receipt of up to date Borrower financial information, controls to ensure consistent and timely grading and re-grading of commercial loans, and controls to ensure timely reporting to management any deterioration in credit quality that would materially affect our calculation of the Allowance for Loan Losses.

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

MONARCH COMMUNITY BANCORP, INC.

Date: July 13, 2005	By:	/s/ Donald L. Denney

Donald L. Denney
President and Chief Executive Officer

Date: July 13, 2005	And:	/s/ William C. Kurtz

William C. Kurtz
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.

32	Section 1350 Certification.