Form 10-Q
period 2005-06-30
MONARCH COMMUNITY BANCORP INC
filed 2005-08-11
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

or
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
517-278-4566
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 27, 2005, there were 2,708,692 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2005	2004
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$9,418	$9,529
Federal Home Loan Bank overnight time and other interest bearing deposits	9,787	6,120

Total cash and cash equivalents	19,205	15,649

Securities-Available for sale	12,728	8,057
Securities-Held to maturity	257	267
Other investments	4,830	4,720
Real Estate Investment — Limited partnership, at equity	1,204	1,278
Loans held for sale	949	361
Loans, net of allowance for loan losses	211,712	219,317
Accrued interest and late charges	1,200	1,138
Foreclosed assets, net	2,038	1,960
Premises and equipment	5,922	6,444
Deferred income taxes	629	612
Goodwill	9,606	9,606
Core deposit	1,556	1,752
Other assets	4,595	5,969

Total assets	$276,431	$277,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$7,424	$5,198
Interest-bearing	162,046	162,535

Total deposits	169,470	167,733

Federal Home Loan Bank advances	61,659	65,955
Accrued expenses and other liabilities	5,282	4,023

Total liabilities	236,411	237,711

Commitments and contingent liabilities	—	—

Stockholder’s equity
Common stock-$0.01 par value authorized-20,000,000 shares issued and outstanding-2,708,692 shares at June 30, 2005 and 2,709,220 shares at December 31, 2004	27	27
Additional paid in capital	28,053	28,059
Retained earnings	14,021	13,529
Accumulated other comprehensive income	(32)	2
Unearned Compensation	(2,049)	(2,198)

Total stockholder’s equity	40,020	39,419

Total liabilities and stockholder’s equity	$276,431	$277,130

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
		(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,538	$3,373	$7,101	$5,914
Investment securities	170	151	326	307
Federal funds sold and overnight deposits	55	30	102	76

Total interest income	3,763	3,554	7,529	6,297

Interest Expense
Deposits	784	703	1,508	1,309
Federal Home Loan bank advances	812	882	1,634	1,680

Total interest expense	1,596	1,585	3,142	2,989

Net Interest Income	2,167	1,969	4,387	3,308

Provisions for Loan Losses	—	450	(385)	450

Net Interest Income after Provision for Loan Losses	2,167	1,519	4,772	2,858

Noninterest Income
Fees and service charges	531	447	997	673
Loan servicing fees	116	101	229	158
Net gain on sale of loans	123	277	260	445
Other income (loss)	66	141	(145)	175

Total noninterest income	836	966	1,341	1,451

Noninterest Expenses
Salaries and employees benefits	1,254	1,223	2,531	2,133
Occupancy and equipment	282	238	573	435
Data processing	165	174	337	273
Mortgage banking	111	76	215	111
Professional fees	161	142	298	241
Amortization of core deposit intangible	86	110	196	110
NOW account processing	50	33	99	65
ATM/Debit card processing	56	52	107	74
Foreclosed property expense	31	57	67	103
Other general and administrative	336	303	655	540

Total noninterest expense	2,532	2,408	5,078	4,085

Income — Before Income Taxes	471	77	1,035	224
Income Taxes	120	(19)	272	25

Net Income	$351	$96	$763	$199

Earnings Per Share
Basic	$0.13	$0.04	$0.29	$0.08
Diluted	$0.13	$0.04	$0.29	$0.08
See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
			(Dollars in thousands, except per share data)
Balance January 1, 2004	2,399	$24	$23,352	$16,567	$75	$(2,588)	$37,430

Issuance of 310,951 shares of common stock at $14.75/share in connection with purchase of MSB Financial, Inc.	311	3	4,583				4,586

Vesting of restricted shares						221	221
797 shares repurchased at $14.15/share	(1)		(11)				(11)

Comprehensive Income:
Net Income				199			199
Change in unrealized gain on securities available for sale					(152)		(152)

Total Comprehensive Income							47

Dividends paid ($0.10/share)				(255)	—		(255)

Balance June 30, 2004	2,709	$27	$27,924	$16,511	$(77)	$(2,367)	$42,029

Balance January 1, 2005	2,709	$27	$28,059	$13,529	$2	$(2,198)	$39,419
Issuance of 1,000 shares of common stock at $12.10/share in connection with Restricted Stock Plan	1		12			(12)	$—

Vesting of restricted shares						161	161
1,528 shares repurchased at $12.10/share	(2)		(18)				(18)
Comprehensive Income:
Net Income				763			763
Change in unrealized gain (loss) on securities available for sale					(34)		(34)

Total Comprehensive Income							729

Dividends paid ($0.10/share)				(271)			(271)

Balance June 30, 2005	2,708	$27	$28,053	$14,021	$(32)	$(2,049)	$40,020

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$763	$199
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	310	214
Provision for Loan Losses	(385)	450
Amortization	324	402
Stock dividends on other securities	(100)	(89)
(Gain) Loss on sale of foreclosed assets	20	(34)
Mortgage loans originated for sale	(12,306)	(13,952)
Proceeds from sale of mortgage loans	11,978	13,899
Gain on sale of mortgage loans	(260)	(445)
(Gain) Loss on disposal of premises and equipment	(45)	—
Net change in:
Deferred loan fees	47	(353)
Accrued interest receivable	(62)	99
Other assets	1,233	311
Accrued expenses and other liabilities	1,408	2,399

Net cash provided by (used in) operating activities	2,925	3,100

Cash Flows from Investing Activities
Proceeds from maturities of HTM securities	10	10
Proceeds from sale and maturities of AFS securities	1,188	4,045
Purchases of available for sale securities	(5,922)	(4,499)
Purchases of other securities	(10)	(21)
Proceeds from maturities of other securities	—	5
Loan originations and principal collections, net	6,368	(6,861)
Proceeds from sale of foreclosed assets	1,477	1,358
Proceeds from sale of premises and equipment	343	—
Purchases of premises and equipment	(86)	(87)
Acquisition, net of cash acquired	—	(12,779)

Net cash provided by (used in) investing activities	3,368	(18,829)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	1,737	716
Proceeds of FHLB advances	1,000
Repayment of FHLB advances	(5,197)	(131)
Issuance of Common Stock	12	4,586
Repurchase of Common Stock	(18)	(11)
Issuance of dividend	(271)	(255)

Net cash provided by (used in) financing activities	(2,737)	4,905

Net increase (decrease) in cash and cash equivalents	3,556	(10,824)
Cash and cash equivalents -January 1	15,649	27,331

Cash and cash equivalents -June 30	$19,205	$16,507

Supplemental Cash Flow Information:
Cash paid for interest	3,308	3,033
Cash paid for income taxes	—	—
Noncash investing activity — loans transferred to foreclosed assets	1,575	1,271
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
The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year period.

EARNINGS PER SHARE
Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock-based compensation. The weighted average share reconciliation is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted average shares outstanding	2,708,825	2,658,659	2,709,022	2,529,104
Less: Average nonvested RRP shares	(59,119)	(72,412)	(63,361)	(78,793)

Weighted average for basic EPS	2,649,707	2,586,247	2,645,660	2,450,311
Dilutive effect of restricted stock and stock options	—	51,037	—	26,294

Weighted average for dilutive EPS	2,649,707	2,637,284	2,645,660	2,476,605

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

	Six months ended
	June 30,	June 30,
	2005	2004
As reported net income	$763	$199

less: additional stock-based compensation determined under the fair value method, net of tax	44	24

	$719	$175

As reported earnings per share	$0.29	$0.08
Proforma earnings per share	$0.27	$0.07
As reported earnings per diluted share	$0.29	$0.08
Proforma earnings per diluted share	$0.27	$0.07
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
FINANCIAL CONDITION
Total Assets
Assets decreased $.7 million to $276.4 million at June 30, 2005 compared to $277.1 million at December 31, 2004. Management attributes the lack of growth to difficulties in growing core deposits and declines in the loan portfolio because of lack of loan demand as well as the loan sale discussed below.
Securities
Securities increased to $13.0 million at June 30, 2005 compared to $8.3 million at December 31, 2004. The increase was attributable to the purchase of securities utilizing overnight funds as part of the ongoing management of the Bank’s liquidity and investment portfolio.
Loans
The Bank’s net loan portfolio decreased by $7.6 million, or 3.5%, from $219.3 million at December 31, 2004 to $211.7 million at June 30, 2005. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real estate loans:
One-to four-family	$136,722	63.4%	$141,251	62.4%
Multi-family	3,497	1.6	4,042	1.8
Commercial	34,352	15.9	42,746	18.9
Construction or development	7,742	3.6	8,853	3.9

Total real estate loans	182,313	84.6	196,892	86.9

Other loans:
Consumer loans:
Automobile	2,560	1.2	2,631	1.2
Home equity	15,806	7.3	14,234	6.3
Manufactured housing	693	0.3	784	0.3
Other	7,606	3.5	6,645	2.9

Total consumer loans	26,665	12.4	24,294	10.7

Commercial business loans	6,564	3.0	5,330	2.4

Total other loans	33,229	15.4	29,624	13.1

Total loans	215,542	100.0%	226,516	100.0%

Less:
Allowance for loan losses	3,178		6,385
Net deferred loan fees	652		808
Loans in process	—		6

Total loans, net	$211,712		$219,317

During the quarter ended June 30, 2005, the Bank sold $6.2 million of one-to-four family and commercial real estate loans and properties which had been foreclosed upon for $4.0 million. The Bank had previously established reserves for losses totaling $2.2 million on this group of assets so no additional loss provisions were necessary as a result of this transaction. The purpose of the loan sale was to reduce the amount of problem assets on the Bank’s books so management could continue to focus on returning the Bank to profitability.
In addition to the sale, the decreases noted in the table above were due to repayments and payoffs on existing loans exceeding new loan production including payoffs of certain problem loans that management encouraged. One-to-four family loans have declined as new loan production has declined along with the mortgage market and as management seeks to eliminate the origination of subprime loans. Commercial real estate loans have declined due to the loan sale, the payoff of some problem credits and the payoff of performing loans that were refinanced elsewhere. The Commercial lending department and management have spent a significant amount of time during the six months ended June 30, 2005 working on improving the credit quality of the commercial loan portfolio and this has contributed to the lack of new commercial loan origination. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and business loans, as well as expanded geographic outreach facilitated by the acquisition. The introduction of online mortgage origination is expected to expand the Bank’s mortgage lending activities within its current market area by offering convenience to borrowers and realtors and may lead to some originations in areas contiguous to the Bank’s current market.
Deposits
Total deposits increased $1.7 million, or 1.0%, from $167.7 million at December 31, 2004 to $169.4 million at June 30, 2005. The increase consisted of a $1.2 million increase in checking and savings accounts and a $3.6 million increase in certificates of deposit which was offset by a $3.1 million decrease in money market accounts. Of the increase in certificates of deposit, $2.0 million was in the form of brokered deposits. Brokered deposits have been utilized to provide additional liquidity or reduce excess liquidity depending on current conditions. The decrease in money market accounts was attributed to the Bank lagging behind the market as interest rates have increased during the first six months of 2005. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts, as well as product enhancement including the introduction of internet banking.

Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances decreased $4.3 million from December 31, 2004 to June 30, 2005.The decrease was the result of the Bank repaying maturing advances. Management is attempting to reduce it reliance on borrowed funds through the growth of deposits but should this strategy not succeed management anticipates future borrowings to fund loan growth. See “Net Interest Income” discussion below.
Equity
Total equity was $40.0 million at June 30, 2005 compared to $39.4 million at December 31, 2004. This represents 14.5% and 14.3% of total assets at June 30, 2005 and December 31, 2004, respectively. The increased equity was primarily the result of earnings for the six months ended June 30, 2005 exceeding the dividend payments. Management considers its equity position to be strong and has no plans or intentions to increase equity other than by continued profitable operations.
RESULTS OF OPERATIONS
Net Interest Income
Generally, the acquisition of MSB Financial has had the effect of reducing the yields on the Bank’s earning assets and the cost of its interest bearing liabilities with a resulting overall increase in the net interest margin. For this reason, comparability between 2005 and 2004 is difficult given the increases in short term market interest rates during 2005.
Net interest income before the provision for loan losses for the quarter ended June 30, 2005 totaled $2.2 million and represented an increase of $198,000 compared to the same period one year ago. The Bank’s net interest margin increased to 3.54% for the quarter ended June 30, 2005 from 3.38% for the quarter ended June 30, 2004. Interest income from loans represented 94.0% of total interest income for the quarter ended June 30, 2005 compared to 94.9% for the same period in 2004.
Net interest income before the provision for loan losses for the six months ended June 30, 2005 totaled $4.4 million and represented an increase of $1.0 million, or 32.6%, compared to the same period a year ago. This increase was primarily due to the increased earning assets acquired from MSB Financial during the second quarter of 2004. The Bank’s net interest margin increased to 3.56% for the six months ended June 30, 2005 from 3.16% for the six months ended June 30, 2004. Interest income from loans represented 94.3% of total interest income for the six months ended June 30, 2005 compared to 93.9% for the same period in 2004.
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Six Months Ended June 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$6,204	$102	3.32%	$14,973	$76	1.02%
Investment securities	12,581	227	3.64	19,665	240	2.45
Other securities	4,733	99	4.22	3,546	67	3.79
Loans receivable	222,837	7,101	6.43	171,440	5,914	6.92

Total earning assets	$246,355	$7,529	6.16	$209,624	$6,297	6.02

Demand and NOW Accounts	$36,154	$40	0.22	$18,717	51	0.55
Money market accounts	17,739	90	1.02	11,833	71	1.20
Savings accounts	29,342	61	0.42	18,078	51	0.57
Certificates of deposit	89,031	1,318	2.99	70,672	1,136	3.22
Federal Home Loan Bank Advances	63,672	1,634	5.18	60,141	1,680	5.60

Total interest bearing liabilities	$235,938	3,143	2.69	$179,441	2,989	3.34

Net interest income		$4,386			$3,308

Net interest spread			3.48%			2.68%

Net interest margin			3.56%			3.16%

Provision for Loan Losses
The Bank recorded $0 provision for loan losses for the quarter ended June 30, 2005 compared to a $450,000 provision for the quarter ended June 30, 2004. The decreased provision in 2005 was possible due to improvements in non-performing loans as detailed below. Net charge-offs for the quarter ended June 30, 2005 totaled $2.3 million compared to $1.4 million for the quarter ended June 30, 2004. The increased level of charge offs in 2005 was the result of the Bank continuing to aggressively deal with problem loans as evidenced by the sale of loans previously discussed which resulted in a $2.2 million charge-off. See “Loans” discussion above.
The provision for loan losses for the six months ended June 30, 2005 was a recovery of $385,000 compared to a $450,000 provision for the same period in 2004. The reversal of provisions was possible due to the Bank receiving payoffs in 2005 on two loan relationships totaling $1.5 million for which the Bank had previously provided loan loss allowances of $535,000. Net charge-offs for the six months ended June 30, 2005 totaled $2.8 million compared to $1.4 million for the six months ended June 30, 2004.
The allowance for loan losses was $3,178,000 at June 30, 2005 and $6,385,000 at December 31, 2004, a reduction of $3.2 million due to the charge-offs resulting from the loan sale and the reversal of provisions previously discussed.
The following table presents non-performing assets and certain asset quality ratios at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)

Non-performing loans	$1,175	$4,231
Real estate in judgment	1,257	726
Foreclosed and repossessed assets	795	1,243

Total non-performing assets	$3,227	$6,200

Non-performing loans to total loans	.56%	1.87%
Non-performing assets to total assets	1.17%	2.23%
Allowance for loan losses to non-performing loans	270.5%	150.9%
Allowance for loan losses to loans receivable	1.47%	2.82%
The decrease noted above in non-performing loans is the result of the loan sale and continued aggressive collection efforts. The improvement of asset quality remains a priority of management and may affect the Bank’s ability to grow its loan portfolio in the future.
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
Noninterest Income
Noninterest income decreased by $130,000 to $836,000 for the quarter ended June 30, 2005 as compared to $966,000 for the quarter ended June 30, 2004. Fees and service charges increased $84,000, or 18.8%, due primarily to an increase in NSF fees as the Company introduced its Bounce Protection program late in 2004. Gain on sale of loans decreased to $123,000 from $277,000 for the same period a year ago as mortgage banking activities decreased in 2005 compared to the same period in 2004 due to slackening demand in the local mortgage market. Management believes this downward trend will continue for the balance of 2005. Other income (loss) decreased $75,000 for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Earnings from an investment in a mortgage life insurance re-insurer declined $44,000 as the investment was sold during 2004. Net losses on sales of real estate owned were $27,000 for the quarter ended June 30, 2005 compared to net gains of $33,000 for the quarter ended June 30, 2004.The

Company realized gains on sales of fixed assets of $33,000 due primarily to the sale of its Jonesville Branch building during the second quarter of 2005. The branch had been formally closed in the first quarter of 2005 with all customer deposit and loan relationships being retained by other branches of the Bank.
For the six months ended June 30, 2005, noninterest income decreased $110,000. Fees and service charges increased $324,000, or 48.1%. This increase was due to the Bounce Protection program mentioned above, as well as increased fees due to the impact of the acquisition. Loan servicing fees increased 44.9% due to the increased servicing portfolio resulting from the acquisition. Gains from loans sales decreased $185,000 due to the overall reduction in mortgage loan activity in 2005 compared to 2004, as well as the shift in customer preference to adjustable rate mortgages which the Company retains in the loan portfolio. Other income (loss) decreased $320,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In addition to the reasons discussed in the paragraph above, the decrease is due to a write down of $275,000 the Bank experienced on a REO property it acquired along with MSB Financial. The property had been valued, based on appraisal, at $775,000. During the second quarter of 2005, the Company sold the property for $500,000. Increases in Investment service income of $11,000 and earnings on bank owned life insurance of $24,000 helped offset the losses mentioned. These two revenue sources started with the acquisition of MSB Financial and thus did not contribute for the entire six months ended June 30, 2004.
Noninterest Expense
Noninterest expense increased by $124,000 for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, an increase of 5.1%. Salaries and benefits increased $31,000 as an increase in health insurance costs of $48,000 offset decrease in most other benefit costs. Occupancy and equipment increased $44,000 due to increased depreciation expense. Mortgage banking increased $35,000 due to more rapid amortization of servicing assets. Professional fees increased $ 19,000 as audit fees increased $42,000 but were offset by a decrease in employee recruiting costs of $31,000. Real estate owned expenses declined $26,000 for the three months ended June 30, 2005 compared to the same period in 2004 as the Company chose to do fewer improvements to REO properties prior to disposing of them. Other operating expenses increased $33,000. Within other operating expenses, courier costs increased $11,000 as the Company switched to an outside contractor but had used a Bank employee in the past to courier documents between Bank branches. Also with other operating expenses, telephone increased $9,400 due to increased long distance communication between the Bank’s branches. Michigan single business tax increased $17,000 for the quarter ended June 30, 2005 compared to the same period in 2004.
For the six months ended June 30, 2005, noninterest expense increased $993,000 to $5.1 million compared to $4.1 million for the six months ended June 30, 2004. The primary reason for the increase was the additional 30 staff members and 3 branches acquired from MSB Financial. Those additional expenses were present for the entire six months ended June 30, 2005 compared to only 2 1/2 months in 2004. Professional fees increased $57,000 in 2005 because of additional audit and supervisory exam fees. The Company anticipates audit fees will continue to increase due to Sarbanes-Oxley Section 404 requirements. Loan delivery fees which had been part of other operating expenses decreased $45,000 for the six months ended June 30, 2005 compared to the same period in 2004. These delivery fees are now netted out of the proceeds of a loan sale and serve to reduce the gain on sale. Michigan single business tax increased to $71,000 for the six months ended June 30, 2005 compared to $37,000 for the six months ended June 30, 2004.
Federal Income Tax Expense
The provision for federal income tax increased for both the three months and six months ended June 30, 2005 compared to the same periods in 2004 due to the increased profits for those periods in 2005.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various investments and lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2005 totaled $54.8 million. Management believes that a significant portion of these certificates of deposit will remain with the Company provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Company to offer interest rates higher than those of the competition. At June 30, 2005 and based on current collateral levels, the Company could borrow an additional $18.4 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Company pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $3.6 million during the six month period ended June 30, 2005 compared to a $10.8 million decrease for the same period in 2004. A major reason for the difference was the acquisition of MSB Financial during the six months ended June 20, 2004 which used $8.2 million in cash. The primary provider of cash for the six months ended June 30, 2005 was an increase in cash due to loan origination net of collections of $6.4 million compared to a decrease in cash of $6.9 million for the six months ended June 30, 2004. FHLB advance repayments net of new borrowings utilized $4.2 million during the six months ended June 30, 2005. Management expects its primary source of funds to be new deposit balances and its primary use of funds to be growth in loan balances.
CONTRACTUAL OBLIGATIONS
The Company has certain obligations and commitments to make future payments under contracts. At June 30, 2005, the aggregate contractual obligations and commitments are:
     Contractual obligations

	Payments due by period
		Less than	1-3	3-5	After
	Total	One year	Years	Years	5 Years
	(in thousands)
Certificates of deposit	$86,423	$54,832	$25,054	$6,412	$125

FHLB advances	61,659	8,066	19,762	12,313	21,518

Total	$148,082	$62,898	$44,816	$18,725	$21,643

Other commitments

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	One year	Years	Years	5 Years
	(in thousands)
Commitments to grant loans	$2,745	$2,745	$—	$—	$—
Unfunded commitments under HELOCs	15,164	797	2,549	3,639	8,179
Unfunded commitments under Commercial LOCs	1,083	1,057	26	—	—
Letters of credit	114	54	60	—	—

Total	$19,106	$4,653	$2,635	$3,639	$8,179

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of June 30, 2005, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of June 30, 2005 were as follows: tangible capital, 9.07%; leverage capital, 9.07%; and total risk-based capital, 14.51%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.
ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk (“IRR”). Interest rate risk refers to the risk that changes in market interest rates might adversely affect the Company’s net interest income or the economic value of its portfolio of assets, liabilities, and off-balance sheet contracts. Interest rate risk is primarily the result of an imbalance between the price sensitivity of the Company’s assets and its liabilities (including off-balance sheet contracts). Such imbalances can be caused by differences in the maturity, repricing and coupon characteristics of assets and liabilities, and options, such as loan prepayment options, interest rate caps and floors, and deposit withdrawal options. These imbalances, in combination with movement in interest rates, will alter the pattern of the Company’s cash inflows and outflows, affecting the earnings and economic value of the Company.
The Company’s primary tool for assessing IRR is the Office of Thrift Supervision Net Portfolio Value (“NPV”) Model. The model uses scenario analysis to evaluate the IRR risk exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. The OTS utilizes guidelines based on the model to determine the level of IRR for the Bank. The levels, from least risk to most risk, are; minimal, moderate, significant, high and imminent threat. Based on the model, as of December 31, 2004 and March 31, 2005, the Bank’s IRR level was regarded as “minimal”. Data from the model as of June 30, 2005 is not yet available but management does not believe its IRR position has significantly changed since March 31, 2005.
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
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
1.	Election of Directors with terms ending in 2008

	For	Withhold
Harold A. Adamson	2,324,562	95,590
Lauren L. Bracy	2,223,998	195,854
James R. Vozar	2,194,470	225,382
     The following are the names of the directors (and remaining terms) whose terms continued after the meeting:

Term
Expires
Martin M. Mitchell	2006
Stephen M. Ross	2006
Gordon L. Welch	2006
Craig W. Dally	2007
Donald L. Denney	2007
Richard L. Dobbins	2007
2.	Ratification of the appointment of Plante & Moran, PLLC as independent auditors for the fiscal year ending December 31, 2005:

For: 2,364,520	Against: 53,032	Abstain: 2,300
Item 5. OTHER INFORMATION
Not applicable
Item 6. EXHIBITS
See the index to exhibits.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date: August 11, 2005	By:	/s/ Donald L. Denney

Donald L. Denney
President and Chief Executive Officer

Date: August 11, 2005	And:	/s/ William C. Kurtz

William C. Kurtz
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer.

32	Section 1350 Certification.