Form 10-Q
period 2005-09-30
MONARCH COMMUNITY BANCORP INC
filed 2005-11-09
CIK 1169769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___ to ___
Commission file number: 000-49814
MONARCH COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3627031
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)
375 North Willowbrook Road, Coldwater, MI 49036
(Address of principal executive offices)
517-278-4566
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 25, 2005, there were 2,707,596 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2005	2004
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$9,315	$9,529
Federal Home Loan Bank overnight time and other interest bearing deposits	8,304	6,120

Total cash and cash equivalents	17,619	15,649

Securities-Available for sale	14,537	8,057
Securities-Held to maturity	252	267
Other investments	4,831	4,720
Real Estate Investment — Limited partnership, at equity	1,167	1,278
Loans, net of allowance for loan losses	210,876	219,678
Foreclosed assets, net	2,573	1,960
Premises and equipment	5,828	6,444
Goodwill	9,606	9,606
Core deposit	1,470	1,752
Other assets	7,250	7,719

Total assets	$276,009	$277,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$8,115	$5,198
Interest-bearing	162,703	162,535

Total deposits	170,818	167,733

Federal Home Loan Bank advances	59,725	65,955
Accrued expenses and other liabilities	5,218	4,023

Total liabilities	235,761	237,711

Commitments and contingent liabilities	—	—

Stockholder’s equity
Common stock-$0.01 par value authorized-20,000,000 shares issued and outstanding-2,707,596 shares at September 30, 2005 and 2,709,220 shares at December 31, 2004	27	27
Additional paid in capital	28,039	28,059
Retained earnings	14,252	13,529
Accumulated other comprehensive income	(73)	2
Unearned Compensation	(1,997)	(2,198)

Total stockholder’s equity	40,248	39,419

Total liabilities and stockholder’s equity	$276,009	$277,130

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Income

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,550	$3,597	10,651	$9,511
Investment securities	186	176	512	483
Federal funds sold and overnight deposits	82	14	184	90

Total interest income	3,818	3,787	11,347	10,084

Interest Expense
Deposits	860	709	2,368	2,018
Federal Home Loan bank advances	806	893	2,440	2,573

Total interest expense	1,666	1,602	4,808	4,591

Net Interest Income	2,152	2,185	6,539	5,493

Provisions for Loan Losses	—	375	(385)	825

Net Interest Income after Provision for Loan Losses	2,152	1,810	6,924	4,668

Noninterest Income
Fees and service charges	532	588	1,529	1,261
Loan servicing fees	119	118	348	276
Net gain on sale of loans	189	245	449	690
Net gain (loss) on sale of securities		4	—	14
Other income (loss)	44	125	(101)	290

Total noninterest income	884	1,080	2,225	2,531

Noninterest Expenses
Salaries and employees benefits	1,267	1,780	3,798	3,913
Occupancy and equipment	262	326	835	761
Data processing	182	157	519	430
Mortgage banking	118	88	333	199
Professional fees	123	151	421	392
Amortization of core deposit intangible	87	109	283	219
NOW account processing	40	64	139	129
ATM/Debit card processing	60	87	167	160
Foreclosed property expense	58	82	125	184
Other general and administrative	344	351	999	893

Total noninterest expense	2,541	3,195	7,619	7,280

Income — Before Income Taxes	495	(305)	1,530	(81)
Income Taxes	129	(45)	401	(20)

Net Income	$366	$(260)	$1,129	$(61)

Earnings Per Share
Basic	$0.14	$(0.10)	$0.43	$(0.02)
Diluted	$0.14	$(0.10)	$0.43	$(0.02)
See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2004	2,399	$24	$23,352	$16,567	$75	$(2,588)	$37,430

Issuance of 310,951 shares of common stock at $14.75/share in connection with purchase of MSB Financial, Inc.	311	3	4,583				4,586

Vesting of restricted shares						221	221
797 shares repurchased at $14.15/share	(1)		(11)				(11)

Comprehensive Income:
Net Income				(61)			(61)
Change in unrealized gain on securities available for sale					(68)		(68)

Total Comprehensive Income							(129)

Dividends paid ($0.15/share)				(391)	—		(391)

Balance September 30, 2004	2,709	$27	$27,924	$16,115	$7	$(2,367)	$41,706

Balance January 1, 2005	2,709	$27	$28,059	$13,529	$2	$(2,198)	$39,419
Issuance of 1,000 shares of common stock at $12.10/share in connection with Restricted Stock Plan	1		12			(12)	$—
Vesting of restricted shares						213	213
2,624 shares repurchased at average price of $12.27/share	(2)		(32)				(32)
Comprehensive Income:
Net Income				1,129			1,129
Change in unrealized gain (loss) on securities available for sale					(75)		(75)

Total Comprehensive Income							1,054

Dividends paid ($0.15/share)				(406)			(406)

Balance September 30, 2005	2,708	$27	$28,039	$14,252	$(73)	$(1,997)	$40,248

See accompanying notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	Sept 30,	Sept 30,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net Income	$1,129	$(61)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	435	385
Provision for Loan Losses	(385)	875
Amortization	344	601
Stock dividends on other securities	(100)	(123)
(Gain) Loss on sale of foreclosed assets	29	(97)
Mortgage loans originated for sale	(20,650)	(22,545)
Proceeds from sale of mortgage loans	20,295	23,129
Gain on sale of mortgage loans	(449)	(696)
(Gain) Loss on disposal of premises and equipment	(45)	—
Net change in:
Deferred loan fees	174	(348)
Accrued interest receivable	19	111
Other assets	(1,417)	95
Accrued expenses and other liabilities	3,077	315

Net cash provided by (used in) operating activities	2,456	1,641

Cash Flows from Investing Activities
Proceeds from maturities of HTM securities	15	—
Purchases of HTM securities	—	(21)
Proceeds from sale and maturities of AFS securities	1,808	12,430
Purchases of available for sale securities	(8,408)	(5,499)
Purchases of other securities	(10)	(17)
Proceeds from maturities of other securities	—	19
Loan originations and principal collections, net	7,201	(9,800)
Proceeds from sale of foreclosed assets	1,974	2,233
Proceeds from sale of premises and equipment	343	—
Purchases of premises and equipment	(117)	(350)
Acquisition, net of cash acquired	—	(12,010)

Net cash provided by (used in) investing activities	2,806	(13,015)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	3,224	(7,721)
Proceeds of FHLB advances	1,000	1,000
Repayment of FHLB advances	(7,090)	(1,625)
Issuance of Common Stcok	12	4,586
Repurchase of Common Stock	(32)	(11)
Issuance of dividend	(406)	(391)

Net cash provided by (used in) financing activities	(3,292)	(4,162)

Net increase (decrease) in cash and cash equivalents	1,970	(15,536)
Cash and cash equivalents — January 1	15,649	27,331

Cash and cash equivalents — September 30	$17,619	$11,795

Supplemental Cash Flow Information:
Cash paid for interest	5,040	4,726
Cash paid for income taxes	125	23
Noncash investing activity — loans transferred to foreclosed assets	2,616	2,060
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
The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year period.
ALLOWANCE FOR LOAN LOSSES
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
EARNINGS PER SHARE
Earnings per share are based on the weighted average number of shares outstanding during each period. Diluted earnings per share show the dilutive effect of stock-based compensation. The weighted average share reconciliation is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Weighted average shares outstanding	2,708,513	2,709,704	2,708,850	2,589,744
Less: Average nonvested RRP shares	(55,646)	(68,135)	(60,761)	(75,225)

Weighted average for basic EPS	2,652,867	2,641,569	2,648,089	2,514,519
Dilutive effect of restricted stock and stock options	—	—	—	—

Weighted average for dilutive EPS	2,652,867	2,641,569	2,648,089	2,514,519

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

	Nine months ended
	Sept. 30,	Sept. 30,
	2005	2004
As reported net income	$1,129	$(61)

less: additional stock-based compensation determined under the fair value method, net of tax	66	36

	$1,063	$(97)

As reported earnings per share	$0.43	$(0.02)
Proforma earnings per share	$0.40	$(0.04)
As reported earnings per diluted share	$0.43	$(0.02)
Proforma earnings per diluted share	$0.40	$(0.04)

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
FINANCIAL CONDITION
Total Assets
Assets decreased $1.1 million to $276.0 million at September 30, 2005 compared to $277.1 million at December 31, 2004. Management attributes the lack of growth to difficulties in growing core deposits and declines in the loan portfolio because of lack of loan demand as well as the loan sale discussed below.
Securities
Securities increased to $14.8 million at September 30, 2005 compared to $8.3 million at December 31, 2004. The increase was attributable to the purchase of securities utilizing overnight funds as part of the ongoing management of the Bank’s liquidity and investment portfolio.

Loans
The Bank’s net loan portfolio decreased by $9.6 million, or 4.4%, from $219.3 million at December 31, 2004 to $209.7 million at September 30, 2005. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	Sept. 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family	$135,565	63.5%	$141,251	62.4%
Multi-family	3,177	1.5	4,042	1.8
Commercial	34,824	16.3	42,746	18.9
Construction or development	5,960	2.8	8,853	3.9

Total real estate loans	179,526	84.1	196,892	86.9

Other loans:
Consumer loans:
Automobile	2,576	1.2	2,631	1.2
Home equity	15,498	7.3	14,234	6.3
Manufactured housing	685	0.3	784	0.3
Other	8,052	3.8	6,645	2.9

Total consumer loans	26,811	12.6	24,294	10.7

Commercial business loans	6,988	3.3	5,330	2.4

Total other loans	33,799	15.9	29,624	13.1

Total loans	213,325	100.0%	226,516	100.0%

Less:
Allowance for loan losses	2,981		6,385
Net deferred loan fees	633		808
Loans in process	—		6

Total loans, net	$209,711		$219,317

During the quarter ended June 30, 2005, the Bank sold $6.2 million of one-to-four family and commercial real estate loans and properties which had been foreclosed upon for $4.0 million. The Bank recognized a loss of $2.2 million on the sale but had previously established reserves for this group of assets so no additional loss provisions were necessary as a result of this transaction. The purpose of the loan sale was to reduce the amount of problem assets on the Bank’s books so management could continue to focus on returning the Bank to profitability.
In addition to the sale, the decreases noted in the table above were due to repayments and payoffs on existing loans exceeding new loan production including payoffs of certain problem loans that management encouraged. One-to-four family loans have declined as new loan production has declined along with the mortgage market and as Management seeks to eliminate the origination of subprime loans. Commercial real estate loans have declined due to the loan sale, the payoff of some problem credits and the payoff of performing loans that were refinanced elsewhere. The Commercial lending department and Management have spent a significant amount of time during the nine months ended September 30, 2005 working on improving the credit quality of the commercial loan portfolio and this has contributed to the lack of new commercial loan origination. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and business loans as well as expanded geographic outreach facilitated by the acquisition. The introduction of online mortgage origination is expected to expand the Bank’s mortgage lending activities within its current market area by offering convenience to borrowers and realtors and may lead to some originations in areas contiguous to the Bank’s current market.
The allowance for loan losses was $2,981,000 at September 30, 2005 and $6,385,000 at December 31, 2004, a reduction of $3.4 million due to the charge-offs resulting from the loan sale and the reversal of provisions previously discussed.

Deposits
Total deposits increased $3.1 million, or 1.8%, from $167.7 million at December 31, 2004 to $170.8 million at September 30, 2005. The increase can be attributed to a $6.4 million increase in certificates of deposit which was offset by a $3.5 million decrease in money market accounts. The increase in non-interest bearing checking accounts of $2.9 million was offset by an equal decrease in interest bearing checking and savings accounts. Of the increase in certificates of deposit, $3.3 million was in the form of brokered deposits. Brokered deposits have been utilized to provide additional liquidity or reduce excess liquidity depending on current conditions. The decrease in money market accounts was attributed to the Bank lagging behind the market as interest rates have increased during the first nine months of 2005. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement including the introduction of internet banking.
Federal Home Loan Bank Advances
Federal Home Loan Bank (FHLB) advances decreased $6.2 million from December 31, 2004 to September 30, 2005. The decrease was the result of the Bank repaying maturing advances. Management is attempting to reduce it reliance on borrowed funds through the growth of deposits but should this strategy not succeed management anticipates future borrowings to fund loan growth. See “Net Interest Income” discussion below.
Equity
Total equity was $40.2 million at September 30, 2005 compared to $39.4 million at December 31, 2004. This represents 14.6 % and 14.2% of total assets at September 30, 2005 and December 31, 2004, respectively. The increased equity was primarily the result of earnings for the nine months ended September 30, 2005 exceeding the dividend payments. Management considers its equity position to be strong and has no plans or intentions to increase equity other than by continued profitable operations.
RESULTS OF OPERATIONS
Net Interest Income
Generally, the acquisition of MSB Financial has had the effect of reducing the yields on the Bank’s earning assets and the cost of its interest bearing liabilities with a resulting overall increase in the net interest margin. For this reason, comparability between 2005 and 2004 is difficult given the increases in short term market interest rates during 2005. The Bank’s ability to maintain the net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the affect of higher cost CDs and borrowings.
Net interest income before the provision for loan losses for the quarter ended September 30, 2005 decreased $33,000 compared to the same period one year ago. The Bank’s net interest margin increased to 3.61% for the quarter ended September 30, 2005 from 3.52% for the quarter ended September 30, 2004. Interest income from loans represented 93.0% of total interest income for the quarter ended September 30, 2005 compared to 95.0% for the same period in 2004.
Net interest income before the provision for loan losses for the nine months ended September 30, 2005 totaled $6.5 million and represented an increase of $1.0 million, or 19.0%, compared to the same period a year ago. This increase was primarily due to the increased earning assets acquired from MSB Financial during the second quarter of 2004. The Bank’s net interest margin increased to 3.64% for the nine months ended September 30, 2005 from 3.29% for the nine months ended September 30, 2004. Interest income from loans represented 93.9% of total interest income for the nine months ended September 30, 2005 compared to 94.3% for the same period in 2004.
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Nine Months Ended September 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$6,781	$184	3.63%	$10,947	$90	1.10%
Investment securities	13,072	359	3.67	19,368	416	2.86
Other securities	4,746	153	4.31	3,900	123	4.20
Loans receivable	215,144	10,651	6.62	188,185	9,455	6.73

Total earning assets	$239,743	$11,347	6.33	$222,400	$10,084	6.04

Demand and NOW Accounts	$33,645	$59	0.23	$22,606	73	0.43
Money market accounts	17,045	142	1.11	14,635	124	1.13
Savings accounts	29,035	91	0.42	22,350	85	0.51
Certificates of deposit	90,262	2,076	3.08	77,055	1,736	3.00
Federal Home Loan Bank Advances	62,726	2,440	5.20	61,680	2,573	5.56

Total interest bearing liabilities	$232,713	4,808	2.76	$198,326	4,591	3.08

Net interest income		$6,539			$5,493

Net interest spread			3.57%			2.96%

Net interest margin			3.64%			3.29%

Provision for Loan Losses
The Bank recorded $0 provision for loan losses for the quarter ended September 30, 2005 compared to a $375,000 provision for the quarter ended September 30, 2004. The decreased provision in 2005 was possible due to improvements in non-performing loans as detailed below. Net charge-offs for the quarter ended September 30, 2005 totaled $197,000 compared to $81,000 for the quarter ended September 30, 2004. The increased level of charge offs in 2005 was the result of the Bank continuing to aggressively deal with problem loans.
The provision for loan losses for the nine months ended September 30, 2005 was a recovery of $385,000 compared to an $825,000 provision for the same period in 2004. The reversal of provisions was possible due to the Bank receiving payoffs in 2005 on two loan relationships totaling $1.5 million for which the Bank had previously provided loan loss allowances of $535,000. Net charge-offs for the nine months ended September 30, 2005 totaled $3.0 million compared to $1.5 million for the nine months ended September 30, 2004. The increased charge offs in 2005 are primarily the result of losses incurred on the sale of loans completed during the second quarter of 2005. See “Loans” discussion above.
The following table presents non-performing assets and certain asset quality ratios at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)

Non-performing loans	$1,272	$4,231
Real estate in judgment	817	726
Foreclosed and repossessed assets	1,756	1,243

Total non-performing assets	$3,845	$6,200

Non-performing loans to total loans	.60%	1.87%
Non-performing assets to total assets	1.39%	2.23%
Allowance for loan losses to non-performing loans	234.4%	150.9%
Allowance for loan losses to loans receivable	1.40%	2.82%
The decrease noted above in non-performing loans is the result of the loan sale and continued aggressive collection efforts. The improvement of asset quality remains a priority of management and may affect the Bank’s ability to grow its loan portfolio in the future.
Noninterest Income
Noninterest income decreased by $196,000 to $884,000 for the quarter ended September 30, 2005 as compared to $1.1 million for the quarter ended September 30, 2004. Fees and service charges decreased $56,000 due primarily to a decrease in loan fees, including late charges, of $24,000 and a decrease in NSF fees of $25,000. Gain on sale of loans decreased to $189,000 from $245,000 for the same period a year ago as mortgage banking activities were reduced in 2005 compared to the same period in 2004 due to slackening demand in the local mortgage market. Management is attempting to broaden its residential product offering by affiliating with a third party which will allow the Bank to again pursue subprime lending without retaining the credit risk associated with such loans. This strategy, where the Bank would act as the broker of such loans, is expected to increase future income but is not likely to materially affect the balance of 2005. Other income (loss) decreased $81,000 for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Net losses on sales of real estate owned were $10,000 for the quarter ended September 30, 2005, compared to net gains of $60,000 for the quarter ended September 30, 2004.
For the nine months ended September 30, 2005, noninterest income decreased $306,000. Fees and service charges increased $268,000, or 21.3%. This increase was due to the Bounce Protection program instituted late in 2004 which has increased NSF fees during 2005. The Bank has seen a reversal of this trend during the third quarter of 2005 and does not expect the Bounce Protection program to be a significant source of revenue increases in the future. Gains from loans sales decreased $241,000 due to the overall reduction in mortgage loan activity in 2005 compared to 2004, as well as the shift in customer preference to adjustable rate mortgages which the Bank retains in the loan portfolio.
Other income (loss) decreased $391,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Net losses on sales and write-downs of REO properties total $312,000 in 2005 while the Bank experienced a net gain of $94,000 during 2004, representing an income decrease of $406,000. Earnings from an investment in a mortgage life insurance re-insurer declined $44,000 as the investment was sold in 2004. The Bank realized gains from the sale of fixed assets of $44,000 primarily as the result of the sale of its former branch building in Jonesville. This branch had been closed early in 2005 with all the deposit and loan accounts being transferred to other branches of the Bank. Increases in earnings on bank owned life insurance of $24,000 helped offset the losses mentioned.
Noninterest Expense
Noninterest expense decreased by $654,000 for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, a decrease of 20.5%. Salaries and benefits decreased $513,000 because of severance payments made during the third quarter in 2004. Employee benefit costs increased $36,000 in 2005 primarily due to increased costs of health insurance and pension. Occupancy and equipment decreased $64,000 due to decreased maintenance costs and depreciation expense. Data processing expense increased $25,000 due to software purchases and amortization of various license fees that were not present in 2004. Mortgage banking expenses increased $30,000 due to more rapid amortization of servicing assets. Professional fees decreased $ 28,000 as legal and employee recruiting costs decreased. NOW account processing decreased $24,000 due to a change in outside vendors. ATM/Debit Card processing decreased $27,000 due to one-time costs incurred in 2004 due to the acquisition of MSB Financial. Foreclosed property expenses declined $24,000 for the three months ended September 30, 2005 compared to the same period in 2004 as the Company chose to do fewer improvements to REO properties prior to disposing of them.
For the nine months ended September 30, 2005, noninterest expense increased $339,000 to $7.6 million compared to $7.3 million for the nine months ended September 30, 2004. The primary reason for the increase was the additional 30 staff members and 2 branches acquired from MSB Financial. Those additional expenses were present for the entire nine months ended September 30, 2005 compared to only 5 1/2 months in 2004. Professional fees increased $29,000 in 2005 because of an increase in audit and supervisory exam fees of $60,000 which were offset by a decrease in legal expenses. Foreclosed property expense decreased $59,000 for the reason mentioned above. Other general and administrative expense increased $106,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. Expense of employee education and related costs increased $41,000 in 2005 as the Company put a renewed emphasis on training its staff. Marketing and advertising expense increased $25,000 due to the expanded market area the Bank now operates in. Telephone expense increased $30,000 due to long distance charges now being incurred between branches as a result of the expanded market area. Courier expense increased $32,000 in 2005 as the Bank switched to an outside vendor a service previously performed by an employee of the Bank. Michigan single business tax increased to $93,000 for the nine months ended September 30, 2005 compared to $63,000 for the nine months ended September 30, 2004 due to increased earnings in 2005. Loan delivery fees which had been part of other operating expenses decreased $46,000 for the nine months ended September 30, 2005 compared to the same period in 2004. These delivery fees are now netted out of the proceeds of a loan sale and serve to reduce the gain on sale.
Federal Income Tax Expense
The provision for federal income tax increased for both the three months and nine months ended September 30, 2005 compared to the same periods in 2004 due to the increased profits for those periods in 2005.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2005 totaled $54.3 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At September 30, 2005 and based on current collateral levels, the Bank could borrow an additional $22.4 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $2.0 million during the nine month period ended September 30, 2005 compared to a $15.5 million decrease for the same period in 2004. A major reason for the difference was the acquisition of MSB Financial during the nine months ended September 20, 2004 which used $12.0 million in cash. The primary provider of cash for the nine months ended September 30, 2005 was an increase in cash due to collections on loans exceeding new originations of $7.2 million compared to a decrease in cash of $9.8 million for the nine months ended September 30, 2004. FHLB advance repayments net of new borrowings utilized $6.1 million during the nine months ended September 30, 2005. Purchases of available for sale securities net of maturities used $6.6 million for the nine months ended September 30, 2005 whereas the same activity provided $6.9 million for the same period in 2004. Management expects its primary source of funds to be new deposit balances and its primary use of funds to be growth in loan balances.
CONTRACTUAL OBLIGATIONS
The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2005, the aggregate contractual obligations and commitments are:

	Payments due by period
		Less than	1-3	3-5	After
	Total	One year	Years	Years	5 Years
	(in thousands)
Certificates of deposit	$89,432	$54,366	$30,741	$4,199	$126

FHLB advances	59,697	6,579	31,287	313	21,518

Total	$149,129	$60,945	$62,028	$4,512	$21,644

Other commitments

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	One year	Years	Years	5 Years
			(in thousands)
Commitments to grant loans	$528	$528	$—	$—	$—
Unfunded commitments under HELOCs	15,784	981	2,744	3,364	8,695
Unfunded commitments under Commercial LOCs	711	705	6	—	—
Letters of credit	113	3	110	—	—

Total	$17,136	$2,217	$2,860	$3,364	$8,695

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of September 30, 2005, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of September 30, 2005 were as follows: tangible capital, 9.73%; leverage capital, 9.73%; and total risk-based capital, 15.41%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.
ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK
The Corporation’s primary market risk exposure is interest rate risk (“IRR”). Interest rate risk refers to the risk that changes in market interest rates might adversely affect the Corporation’s net interest income or the economic value of its portfolio of assets, liabilities, and off-balance sheet contracts. Interest rate risk is primarily the result of an imbalance between the price sensitivity of the Corporation’s assets and its liabilities (including off-balance sheet contracts). Such imbalances can be caused by differences in the maturity, repricing and coupon characteristics of assets and liabilities, and options, such as loan prepayment options, interest rate caps and floors, and deposit withdrawal options. These imbalances, in combination with movement in interest rates, will alter the pattern of the Corporation’s cash inflows and outflows, effecting the earnings and economic value of the Corporation.
The Corporation’s primary tool for assessing IRR is the Office of Thrift Supervision Net Portfolio Value (“NPV”) Model. The model uses scenario analysis to evaluate the IRR risk exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. The OTS utilizes guidelines based on the model to determine the level of IRR for the Bank. The levels, from least risk to most risk, are; minimal, moderate, significant, high and imminent threat. Based on the model, as of December 31, 2004 and June 30, 2005 the Bank’s IRR level was regarded as “minimal”. Data from the model as of September 30, 2005 is not yet available but management does not believe its IRR position has significantly changed since June 30, 2005.
The following table provides information about the Corporation’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The Corporation had no derivative instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

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

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     The Corporation intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Corporation’s business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.

OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Corporation and the Bank are from time-to-time involved in legal proceedings arising out of, and incidental to, their business. Management, based on its review with counsel of all actions and proceedings affecting the Corporation and the Bank, has concluded that the aggregate loss, if any, resulting from the disposition of these proceedings should not be material to the Corporation’s financial condition or results of operations.
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

MONARCH COMMUNITY BANCORP, INC.

Date: November 9, 2005	By:	/s/ Donald L. Denney

Donald L. Denney
President and Chief Executive Officer

Date: November 9, 2005	And:	/s/ William C. Kurtz

William C. Kurtz
Senior Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.