Form 10-K
period 2005-12-31
MONARCH COMMUNITY BANCORP INC
filed 2006-03-21
CIK 1169769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 0-49814
MONARCH COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3627031
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

375 North Willowbrook Road, Coldwater, Michigan	49036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (517) 278-4566
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price market price of such stock as of June 30, 2005, was approximately $31.3 million based on the asked price as reported on the NASDAQ Capital Market. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)
As of February 14, 2006, the registrant had 2,710,596 shares of common stock issued and 2,670,596 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in April 2006.

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
On April 15, 2004, the Company completed its acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. On June 7, 2004, Marshall Savings Bank was merged with and into Monarch Community Bank. The Company issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The cash paid in the transaction came from the Company’s existing liquidity. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.6 million and is not amortized but evaluated for impairment at least annually. A core deposit intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years.
Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties, Michigan. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a limited liability company that operates a title insurance agency, and ownership of a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.
The Bank is a federally chartered and insured stock savings institution with six full service offices and one drive-through only office. The Bank’s deposits are insured to the maximum extent allowed by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is examined and regulated by the Office of Thrift Supervision (“OTS”), its primary federal regulator. The Bank has a website at http://www.monarchcb.com. References in this Form 10-K to “we”, “us”, and “our” refer to the Company and/or the Bank as the context requires. Our common stock trades on The NASDAQ Capital Market under the symbol “MCBF.”
Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four family residences, loans secured by commercial and multi-family real estate, commercial business loans and construction loans secured primarily by residential real estate. We also originate a variety of consumer loans.
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
At December 31, 2005, we had assets of $277.1 million, deposits of $172.7 million and stockholders’ equity of $40.6 million.

Forward-Looking Statements
This document, including information incorporated by reference, future filings by Monarch Community Bancorp on Form 10-Q and Form 8-K and future oral and written statements by Monarch Community Bancorp and its management may contain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of Monarch Community Bancorp and Monarch. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain and we disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, changes in the relative difference between short and long-term interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, including levels of non-performing assets, demand for loan products, deposit flows, competition, demand for financial services in our market area, our operating costs and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.
Employees
The Bank employs 91 full-time and 3 part-time employees as of December 31, 2005. The Company does not have any employees.
Market Area
Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2005, we had a 18.5% market share of FDIC-insured deposits in Branch County, a 6.6% market share of FDIC-insured deposits in Calhoun County and a 2.3% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and sixth, respectively, in those counties among all insured depository institutions.
The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.
Lending Activities
General. At December 31, 2005, our net loan portfolio totaled $213.1 million, which constituted 76.9% of our total assets.
Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. Mortgage loans up to $300,000 may be approved by certain loan officers and loans up to $500,000 may be approved by the President, within individual lending limits set by the Board of Directors. Loans up to $1.5 million may be approved by the Management Loan Committee which is comprised of several senior managers. Loans over $1.5 million must be approved by the Board of Directors’ Loan Committee. Applications for loans that would be considered sub-prime cannot be approved by individual loan officers and must be presented to the Management Loan Committee for review and approval. At December 31, 2005, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities was $4.4 million. At that date we had 10 loan relationships in excess of $1.0 million.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$138,473	$141,251	$93,056	$100,235	$95,445
Multi-family	3,534	4,042	485	172	245
Commercial	33,162	42,746	22,728	17,801	14,898
Construction or development	5,415	8,853	9,451	7,177	6,785

Total real estate loans	180,584	196,892	125,720	125,385	117,373

Other loans:
Consumer loans:
Automobile	2,447	2,631	1,546	2,233	3,287
Home equity	16,170	14,234	9,613	11,629	14,084
Manufactured housing	576	784	930	1,274	1,557
Other	7,745	6,645	3,795	4,655	1,800

Total consumer loans	26,938	24,294	15,884	19,791	20,728

Commercial Business Loans	9,086	5,330	2,695	2,130	1,884

Total other loans	36,024	29,624	18,579	21,921	22,612

Total Loans	216,608	226,516	144,299	147,306	139,985

Less:
Allowance for loan losses	2,895	6,385	2,618	1,735	1,683
Net deferred loan fees	640	808	454	406	563
Loans in process	—	6	2	2	18

Total Loans, net	$213,073	$219,317	$141,225	$145,163	$137,721

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2005		December 31,2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$79,858	36.9%	$78,937	34.8%
Multi-family	1,906	0.9%	1,669	0.7%
Commercial	11,946	5.5%	13,284	5.9%
Construction or development	3,579	1.7%	5,886	2.6%

Total real estate loans	97,289	45.0%	99,776	44.0%

Consumer	16,886	7.8%	14,836	6.5%
Commercial Business	4,357	2.0%	2,104	0.9%

Total fixed-rate loans	118,532	54.7%	116,716	51.4%

Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$58,615	27.1%	$62,314	27.5%
Multi-family	1,628	0.7%	2,373	1.0%
Commercial	21,216	9.8%	29,462	13.0%
Construction or development	1,836	0.8%	2,967	1.3%

Total real estate loans	83,295	38.4%	97,116	42.8%

Consumer	10,052	4.6%	9,458	4.4%
Commercial Business	4,729	2.2%	3,226	1.4%

Total adjustable-rate loans	98,076	45.3%	109,800	48.6%

Total loans	216,608	100.0%	226,516	100.0%

Less:
Allowance for loan losses	2,895		6,385
Net deferred loan fees	640		808
Loans in process	—		6

Total Loans, net	$213,073		$219,317

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2005. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

			Real Estate
			Multi-family and		Construction or
	One-to-Four Family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Due to Mature:

One year or less (1)	5,996	6.64%	1,160	6.88%	4,323	5.80%	1,302	8.34%	2,069	7.90%	14,850	6.74%
After one year through five years	19,143	6.75%	9,323	7.32%	55	7.00%	9,864	8.11%	4,329	7.48%	42,714	7.26%
After five years	113,334	6.60%	26,213	7.01%	1,037	6.04%	15,772	7.25%	2,688	8.10%	159,044	6.75%

(1)	Includes demand loans.
The total amount of loans due after December 31, 2006 which have predetermined interest rates is $115.2 million while the total amount of loans due after such date which have floating or adjustable rates is $86.6 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2005, one-to-four family residential mortgage loans totaled $138.5 million, or 63.9% of our gross loan portfolio.
Since 1985, we have originated sub-prime residential mortgage loans. Our definition of sub-prime lending is substantially similar to regulatory guidelines. We review a borrower’s credit score, debt-to-income ratio and the loan-to-value ratio of the collateral in determining whether a loan is sub-prime. We utilize a loan risk grading system for all one-to-four family residential loans. The risk grading system provides that all loans with a credit score of less than 660 shall be considered for potential sub-prime classification. For a loan with a credit score between 600 and 660, loan-to-value ratio, debt-to-income ratio and the borrower’s history with the Bank will determine whether or not the loan is classified as sub-prime.
At December 31, 2005, $16.8 million, or 12.1% of our residential mortgage loans were classified as sub-prime loans as compared to $20.7 million, or 14.7% at December 31, 2004. The decrease was primarily due to management’s efforts to reduce these types of loans in our portfolio. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2005, $276,000, or 8.9%, of our total net charge-offs of $3.1 million were due to sub-prime loans as compared to $104,000, or 6.4% for 2004. See “Asset Quality.”
We generally underwrite our one-to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 103% of the lesser of the appraised value or purchase price for one-to-four family residential loans. For loans with a loan-to-value ratio in excess of 85%, we generally require private mortgage insurance to reduce our credit exposure below 80%. Properties secured by one-to-four family loans are appraised by licensed appraisers. We obtain title insurance and require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements.
We currently originate one-to-four family mortgage loans on either a fixed rate or adjustable rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with secondary market requirements and other local financial institutions, and consistent with our asset/liability strategies. Our pricing for sub-prime loans is higher, as we attempt to offset the increased risks and costs involved in dealing with a greater percentage of delinquencies and foreclosures.
Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During the years ended December 31, 2005 and December 31, 2004, we originated $15.1 million and $19.6 million of one-to-four family ARM loans, respectively, and $51.5 million and $61.4 million of one-to-four family fixed-rate mortgage loans, respectively.
Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one-to-four family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using secondary market underwriting guidelines, although we retain in our portfolio those loans which do not qualify for sale in the secondary market. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.
Our one-to-four family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for a maximum 2% annual adjustment and 6% lifetime adjustment to the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.
In order to remain competitive in our market area, we may originate ARM loans at initial rates below the fully indexed rate.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. In past periods of rising interest rates, we have not experienced difficulty with the payment history for these loans. See “- Asset Quality — Non-performing Assets and Classified Assets.”
Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential development projects, residential rental properties, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2005, multi-family and commercial real estate loans totaled $36.7 million or 16.9% of our gross loan portfolio.
Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on the Wall Street Journal prime rate plus or minus a margin, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and have maximum maturities of 25 years.
Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. We generally require personal guarantees of the principals of the borrower in addition to the security property as collateral for these loans. When legally permitted, we require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are generally performed by independent state licensed fee appraisers approved by the Board of Directors. See “- Loan Originations, Purchases, Sales and Repayments.”
We do not generally maintain an insurance escrow account for loans secured by multi-family and commercial real estate, although we may maintain a tax escrow account for these loans. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information.
Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality — Non-performing Loans.”
Construction and Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2005, we had $5.4 million in construction and development loans outstanding, representing 2.5% of our gross loan portfolio.
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
Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2005, our consumer loan portfolio totaled $26.9 million, or 12.4% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, boat and recreational vehicle loans, manufactured housing loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.
Our home equity lines of credit totaled $16.2 million, and comprised 7.5% of our gross loan portfolio at December 31, 2005. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity lines of credit may be up to 15 years and have fixed and adjustable interest rates. No principal payments are required on home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
We originate auto loans, boat and recreational vehicle loans and manufactured housing loans on a direct basis and boat and recreational vehicle loans on an indirect basis. We generally buy indirect loans on a rate basis, paying the dealer a cash payment for loans with an interest rate in excess of the rate we require. This premium is expensed as the dealer is paid. Any prepayments within 180 days of the loan date are charged back to the dealer, with no dealer reserve or other guarantee of payment if the dealer stops doing business with us.
We underwrite indirect loans using the Fair-Isaacs credit scoring system, a widely used credit evaluation system. We generally do not approve indirect loans which would be considered “subprime” in accordance with our loan grading system. We had $6.2 million of indirect consumer loans at December 31, 2005 which reflects $2 million in annual growth and intend to continue indirect consumer lending.
Auto loans totaled $2.4 million at December 31, 2005, or 1.1% of our gross loan portfolio. Auto loans may be written for up to six years and have fixed rates of interest. Loan to value ratios can be up to 100% of the sales price for new autos and 100% of wholesale value on used cars, based on valuation from official used car guides.
Manufactured housing loans totaled $576,000 at December 31, 2005, or 0.3% of our gross loan portfolio. This amount remains low because manufactured housing loans are offered only on an exception basis with approval by the Management Loan Committee.
We originate direct sub-prime consumer loans, using the same definition as residential mortgage loans. At December 31, 2005, $974,000, or 3.6%, of our consumer loan portfolio were sub-prime loans.
Consumer loans may entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles, boats, manufactured housing and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Commercial Business Lending. At December 31, 2005, commercial business loans comprised $9.1 million, or 4.2% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2005, there was $64,000 of standby letters of credit outstanding.
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
During the last several years up to 2005, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. This trend began to reverse in 2004 but did not show a significant change in 2005. Adjustable-rate loan originations as a percentage of total originations were 14.0% and 14.7% in 2005 and 2004 respectively. We sell a portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.
In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	December 31,
	2005	2004
	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	$66,638	$80,961
Multi-family	719	845
Commercial	6,884	16,854
Construction or development	10,716	14,917

Total real estate loans	84,957	113,577

Consumer Loans:
Automobile	1,454	1,469
Home Equity	11,576	10,348
Mobile Homes	19	23
Other	4,194	4,580
Commercial business	5,822	3,666

Total loans originated	108,022	133,663

Sales and Repayments:

One-to-four family loans sold	26,635	29,808
Commercial real estate loans sold	4,793	—
Principal repayments	86,393	95,431

Total reductions	117,821	125,239

Loans acquired in acquisition	—	73,793
Increase (decrease) in other items, net	(3,555)	4,125

Net increase (decrease)	$(6,244)	$78,092

Asset Quality
When a borrower fails to make a payment on a mortgage loan on or before the due date, a late notice is mailed 10 to 15 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. Additionally, each week the collections department gives each loan officer a list of his or her loans that are 30 days past due. The loan officer attempts to contact the borrower to determine the reason for the delinquency and to urge the borrower to bring the loan current. Once the loan becomes 45 days delinquent, a letter is sent to the borrower requesting the borrower to bring the loan current, or, if that is not possible, to fill out and return a financial information update form. If the form is returned, the senior collector determines if the borrower exhibits an ability to repay, and, if so, brings the file to the Management Loan Committee for a decision whether to forbear collection action to allow the borrower to demonstrate the ability to make timely payments and/or establish an acceptable repayment plan to bring the loan current. If the borrower makes timely payments for a period of at least six months but does not appear to have the ability to bring the loan current, the file is given to a loan officer to obtain a new loan application from the borrower for the purpose of rewriting the loan in accordance with established loan policy. If the financial information update is not returned, or if the senior collector determines that the borrower no longer has the ability to repay the loan, or the Management Loan Committee declines to forbear collection activity, then when the loan becomes 60 days delinquent, the file is reviewed by the Management Loan Committee and the foreclosure process is begun by the sending of a notice of intent to foreclose. If during a period of forbearance the borrower fails to make timely payments, the Management Loan Committee reviews the loan and the foreclosure process commences unless extenuating circumstances exist. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. All loans over 60 days delinquent are handled by the senior collections officer until the delinquency is resolved or foreclosure occurs.
For consumer loans a similar collection process is followed. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure due to the nature of the collateral. Commercial loan collections are handled by our Management Loan Committee in conjunction with our Collection Department and the appropriate loan officer. The nature of these loans dictates that collection procedures are adjusted to suit each situation.

Delinquent Loans. The following tables set forth our loan delinquencies by type, number, amount and percentage of type at the dates indicated:

				December 31, 2005
				Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	30	$1,478	1.07%	5	$280	0.20%	35	$1,758	1.27%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	2	119	0.36%	—	—	0.00%	2	119	0.36%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	32	$1,597	0.88%	5	$280	0.16%	37	$1,877	1.04%

Consumer	7	78	0.29%	1	8	0.03%	8	86	0.32%
Commercial Business	3	453	4.99%	—	—	0.00%	3	453	4.99%

Total	42	$2,128	0.98%	6	$288	0.13%	48	$2,416	1.11%

				December 31, 2004
				Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	37	$2,020	1.43%	39	$1,866	1.32%	76	$3,886	2.75%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	1	14	0.03%	6	1,563	3.66%	7	1,577	3.69%
Construction or development	1	189	2.13%	1	220	2.49%	2	409	4.62%

Total real estate loans	39	$2,223	1.13%	46	$3,649	1.85%	85	$5,872	2.98%

Consumer	13	162	0.67%	6	93	0.38%	19	255	1.05%
Commercial Business	2	137	2.57%	3	344	6.45%	5	481	9.02%

Total	54	$2,522	1.11%	55	$4,086	1.81%	109	$6,608	2.92%

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

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	$406	$1,866	$908	$1,372	$—
Multi-family	—	—	318	—	—
Commercial real estate	397	1,708	1,558	211	—
Construction or development	—	220	645	—	—
Consumer	8	93	101	55	—
Commercial business	—	344	89	—	—

Total	811	4,231	3,619	1,638	—

Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	864	2,251
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	342	161
Construction or development	—	—	—	—	257
Consumer	—	—	127	111	306
Commercial business	—	—	—	—	—

Total	—	—	127	1,317	2,975

Foreclosed assets:
One-to-four family (1)	2,239	1,560	2,177	2,022	2,437
Multi-family	—	—	—	—	—
Commercial real estate	480	400	—	—	—
Construction or development	—	—	—	—	—
Consumer	22	9	47	37	136
Commercial business	70	—	—	—	—

Total	2,811	1,969	2,224	2,059	2,573

Total non-performing assets	$3,622	$6,200	$5,970	$5,014	$5,548

Total as a percentage of total assets	1.31%	2.23%	2.94%	2.53%	3.29%

(1)	Includes $1.3 million, $726,000 and $1.1 million in real estate in judgment and subject to redemption at December 31, 2005, 2004 and 2003, respectively.
For the years ended December 31, 2005, 2004 and 2003, respectively, there was $200,000, $211,000 and $166,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of December 31, 2005, there were also the following loan relationships totaling an aggregate of $2.2 million with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of these loans in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of our allowance for loan losses and are included in the commercial category in the table.
The largest loan relationship totals $1.2 million at December 31, 2005 for the development of residential building lots in southwest Michigan. At December 31, 2005, this relationship was 19 days past due.
The second loan relationship is a loan on a commercial building, three rental properties and an owner occupied structure totaling $511,000 at December 31, 2005. This loan was over 30 days past due at December 31, 2005.
The third loan relationship totals $269,000 and is secured by a two apartment buildings and equipment. The two loans in this relationship were both over 60 days past due at December 31, 2005 and were subsequently foreclosed by the Bank in January 2006.
The fourth loan relationship is a commercial loan totaling $209,000. These loans are secured by commercial real estate, and were current as of December 31, 2005.
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
In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2005, we had classified $5.4 million of our assets as substandard, $415,000 as doubtful and none as loss. The total amount classified represented 14.3% of the Bank’s equity capital and 2.1% of the Bank’s assets at December 31, 2005. The allowance for loan losses at December 31, 2005 includes $714,000 related to substandard and doubtful loans. At December 31, 2005, $3.1 million and $410,000 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality — Delinquent Loans.”
Provision for Loan Losses. We recorded a recovery of loan losses totaling $385,000 for the year ended December 31, 2005 compared to a $4.9 million provision for the year ended December 31, 2004. The provision for (recovery of) loan losses is charged (credited) to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “— Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2005 and 2004 - Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.

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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2005	2004	2003	2002	2001
Balance at beginning of year	$6,385	$2,618	$1,735	$1,683	$857

Charge-offs:
One-to-four family	754	375	436	415	116
Multi-family	—	—	—	—	—
Commercial real estate	1,904	1,306	—	1	—
Construction or development	6	—	15	—	—
Consumer	204	118	122	152	206
Commercial business	386	—	—	—	—

Total	3,254	1,799	573	568	322

Recoveries:
One-to-four family	78	105	157	135	72
Multi-family	—	—	—	—	—
Commercial real estate	1	28	—	—	—
Construction or development	—	—	—	—	—
Consumer	46	45	32	88	37
Commercial business	24	—	—	—	—

Total	149	178	189	223	109

Net charge-offs	3,105	1,621	384	345	213
Allowance acquired in acquisition	—	513	—	—	—
Additions charged to operations	—	4,875	1,267	397	1,039
Provision recovered from operations	(385)	—	—	—	—

Balance at end of year	$2,895	$6,385	$2,618	$1,735	$1,683

Ratio of net charge-offs during the year to average loans outstanding during the year	1.42%	0.82%	0.26%	0.24%	0.15%

Allowance as a percentage of non-performing loans	356.97%	150.91%	69.89%	58.71%	56.57%

Allowance as a percentage of total loans (end of year)	1.34%	2.82%	1.81%	1.18%	1.22%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2005		2004		2003
	Amount of	Percentage	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of	Loan Loss	of
	Allowance	Loans	Allowance	Loans	Allowance	Loans
One-to-four family	$1,378	63.9%	$1,516	62.4%	$624	64.5%
Multi-family and non-residential real estate	1,091	17.0%	4,513	20.6%	1,239	16.1%
Construction or development	17	2.5%	27	3.9%	507	6.5%
Consumer	254	12.4%	261	10.7%	173	11.0%
Commercial business	155	4.2%	68	2.4%	75	1.9%

Total	$2,895	100.0%	$6,385	100.0%	$2,618	100.0%

	2002		2001
	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of
	Allowance	Loans	Allowance	Loans
One-to-four family	$805	68.0%	$821	68.2%
Multi-family and non-residential real estate	686	12.2%	10	10.8%
Construction or development	33	4.9%	27	4.8%
Consumer	201	13.4%	302	14.8%
Commercial business	10	1.5%	523	1.4%

	$1,735	100.0%	$1,683	100.0%

Investment Activities
Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, including callable securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.
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
In 2001, we invested in a limited partnership that was organized to construct, own and operate low and moderate income multi-family housing units located in Coldwater, Michigan. We have invested $1.5 million in this project and it was completed and occupied as of December 31, 2004. We expect the project to incur operating losses primarily due to the accelerated depreciation of assets. Accordingly, the return on this investment will be in the form of tax credits and deductions, which we began receiving in 2002. We are accounting for our investment in this project under the equity method. We will record our share of losses as reductions to our investment in the project. The tax credits will eventually reduce the recorded amount of the investment to zero. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding our limited partnership investment.
The following table sets forth the composition of our securities portfolio at the dates indicated.

	December 31, 2005			December 31, 2004
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
	(Dollars in Thousands)
Available-for-sale securities:
U.S. Treasury obligations	$—	$—	0.0%	$—	$—	0.0%
U.S. government agency obligations	11,961	11,773	80.8%	3,984	3,989	47.9%
Mortgage-backed securities	1,317	1,278	8.8%	1,677	1,675	20.1%
Obligations of states and political subdivisions	1,293	1,286	8.8%	2,394	2,393	28.7%

Total available-for-sale securities	$14,571	$14,337	98.4%	$8,055	$8,057	96.8%

Held-to-maturity securities:
Municipal security	$247	$236	1.6%	$267	$268	3.2%

Total investment securities	$14,818	$14,573	100.0%	$8,322	$8,325	100.0%

	December 31, 2003
			Percent of
		Fair	Total
	Amortized	Market	Fair Market
	Cost	Value	Value
Available-for-sale securities:
U.S. Treasury obligations	$5,177	$5,230	26.2%
U.S. government agency obligations	9,616	9,653	48.4%
Mortgage-backed securities	1,046	1,034	5.2%
Obligations of states and political subdivisions	3,697	3,731	18.7%

Total available-for-sale securities	$19,536	$19,648	98.5%

Held-to-maturity securities:
Municipal security	$286	$302	1.5%

Total investment securities	$19,822	$19,950	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2005 are indicated in the following table.

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Wgt		Wgt		Wgt		Wgt		Wgt
	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available-for-sale securities:
U.S. government agency obligations	$3,990	3.87%	$7,972	3.81%	$—	0.00%	$—	0.00%	$11,962	3.83%
Mortgage-backed securities	—	0.00%	505	3.67%	811	4.39%	—	0.00%	1,316	4.11%
Obligations of states and political subdivisions	770	3.05%	523	4.14%	—	0.00%	—	0.00%	1,293	3.49%

Total available-for-sale securities	4,760	3.74%	9,000	3.82%	811	4.39%	—	0.00%	14,571	3.83%

Held-to-maturity securities:
Municipal security	—	0.00%	—	0.00%	—	0.00%	247	6.55%	247	6.55%

Total investment securities	$4,760	3.74%	$9,000	3.82%	$811	4.39%	$247	6.55%	$14,818	3.87%

Sources of Funds
General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted and continue to utilize brokered deposits. At December 31, 2005, we had $28.6 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.
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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended
	December 31,
	2005	2004
	(Dollars in Thousands)
Opening balance	$167,733	$107,240
Deposits acquired	—	70,216
Net deposits (withdrawals)	1,502	(12,683)
Interest credited	3,511	2,960

Ending balance	$172,746	$167,733

Net increase	$5,013	$60,493

Percent increase	2.99%	56.41%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated.

	Year Ended December 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:

Non-interest bearing accounts	$7,426	4.3%	$5,198	3.1%
Savings accounts	26,536	15.4%	29,177	17.4%
Checking & NOW accounts	26,083	15.1%	27,843	16.6%
Money market accounts	15,767	9.1%	19,114	11.4%

Total transaction and savings	$75,812	43.9%	$81,332	48.5%

Certificates:
0.00-1.99%	332	0.2%	18,658	11.1%
2.00-3.99%	44,413	25.7%	49,714	29.6%
4.00-5.99%	51,895	30.0%	15,836	9.4%
6.00-7.99%	294	0.2%	2,193	1.3%

Total certificates	96,934	56.1%	86,401	51.5%

Total deposits	$172,746	100.0%	$167,733	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2005.

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or less	Months	Months	Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$14,297	$11,775	$13,439	$21,474	$60,985

Certificates of deposit of $100,000 or more	3,365	7,735	9,440	15,409	35,949

Total certificates of deposit	$17,662	$19,510	$22,879	$36,883	$96,934

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2005.

						Percent
	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2006	$177	$15,277	$1,914	$294	$17,662	18.2%
June 30, 2006	99	12,655	6,753	—	19,507	20.1%
September 30, 2006	43	4,469	7,559	—	12,071	12.5%
December 31, 2006	—	859	9,949	—	10,808	11.1%
March 31, 2007	13	2,716	4,348	—	7,077	7.3%
June 30, 2007	—	963	3,000	—	3,963	4.1%
September 30, 2007	—	551	4,083	—	4,634	4.8%
December 31, 2007	—	506	2,732	—	3,238	3.3%
March 31, 2008	—	2,469	97	—	2,566	2.6%
June 30, 2008	—	1,402	274	—	1,676	1.7%
September 30, 2008	—	531	3,376	—	3,907	4.0%
December 31, 2008	—	433	3,040	—	3,473	3.6%
Thereafter	—	1,582	4,770	—	6,352	6.6%

Total	$332	$44,413	$51,895	$294	$96,934	100.0%

Percent of total	0.34%	45.82%	53.54%	0.30%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis.
We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2005, we had $59.6 million in Federal Home Loan Bank advances outstanding. See Note 10 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.
The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	December 31,
	2005	2004
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$65,787	$66,253

Average Balance:
FHLB advances	$61,842	$62,643

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2005	2004
	(Dollars in Thousands)
FHLB advances	$59,562	$65,955

Weighted average interest rate of FHLB
FHLB advances	5.36%	5.34%

Subsidiary and Other Activities
As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $5.5 million at December 31, 2005, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.
At December 31, 2005, the Bank had one active subsidiary, Community Services Group, Inc., and our total investment in this subsidiary was $992,000 which consisted principally of deposits in Monarch. Community Services Group, Inc. invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a limited liability company that operates a title insurance company, and a limited liability company that re-insures private mortgage insurance services provided to the Bank’s customers.

Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from mortgage brokers, other savings institutions, commercial banks, credit unions, including non-local Internet based and telephone-based competition. Other savings institutions, commercial banks, credit unions and finance companies, including non-local Internet based entities, also provide vigorous competition in consumer lending.
Employees
At December 31, 2005, we had a total of 94 employees, including three part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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

State Taxation
The State of Michigan imposes a Single Business Tax (“SBT”), which is an annual value-added tax imposed on the privilege of doing business in the state. Every person with business activity in Michigan is subject to the tax. Most organizations exempt from federal income tax are also exempt from the SBT. The major components of the SBT base are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. An investment tax credit is claimed for the acquisition of qualifying tangible assets physically located in Michigan. The SBT rate for 2005 was 1.9%. The rate is subject to change annually and is expected to decrease through 2021. The tax returns of the Bank for the past four years are open to audit by the Michigan taxation authorities. No returns are being audited by the Michigan taxation authority at the current time. Other applicable state taxes include generally applicable sales, use and real property taxes.
Regulation and Supervision
General. Monarch Community Bank is a federally chartered savings bank, the deposits of which are federally insured. Accordingly, the Bank is subject to broad federal regulation, primarily by the OTS, and oversight extending to all its operations. The Bank is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). As the holding company of the Bank, Monarch Community Bancorp is also subject to federal regulation by the OTS and oversight which is designed to protect subsidiary savings associations, like the Bank. The deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.
Federal Regulation of Savings Banks. The OTS has extensive authority over the operations of savings banks. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the association’s total assets, to fund the operations of the OTS. The Bank’s Office of Thrift Supervision assessment for the fiscal year ended December 31, 2005 was $114,628.
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
Based on an examination completed in 2004 by the OTS, the Bank was fined $4,550 for violations of the Federal Flood Disaster Protection Act. This Act requires banks to require borrowers on real estate loans to obtain flood insurance where the property is located in a designated flood zone in participating communities. The Bank failed to do so in 13 instances and thus incurred the fine.
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
The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2005, the Bank’s lending limit under this restriction was $4.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.
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

Insurance of Accounts and Regulation by the FDIC. The Bank is currently a member of the Savings Association Insurance Fund (“SAIF”), which is administered by the FDIC. However, under the recently adopted Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), the SAIF will be merged with the Bank Insurance Fund (“BIF”) during 2006. Deposits are insured up to applicable limits by the FDIC.
As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings banks, after giving the OTS an opportunity to take action, and may terminate the deposit insurance if it determines that the bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
Currently, the FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Pursuant to the FDIRA, a new system for assessing insurance premiums based on risk will be adopted. The current assessment rates range from zero to 0.27% per $100 of assessable deposits. Assessments for subsequent periods will depend on the timetable for implementation of the FDIRA and the regulations adopted by the FDIC to implement the FDIRA. In addition to a new system for assessing insurance premiums based on risk, a number of other provisions of the FDIRA and the implementing regulations will impact future assessments. The FDIC will have flexibility to determine the level of reserves it will hold. Currently, the FDIC must hold reserves equal to 1.25% of insured deposits, but under the FDIRA, the FDIC will be able to set the reserve ratio annually between 1.15% and 1.50%. In addition, the FDIC will be required to pay dividends awarded on an historical basis to insured depository institutions whenever the reserve ratio exceeds 1.35%, although dividends may be suspended or limited if the FDIC determines there is significant risk to the deposit insurance fund. Insured depository institutions also will receive a one-time credit which can be applied against the payment of future premiums.
Until FDIRA is fully implemented, it is not possible for the Bank to determine how these changes will impact the amount of deposit premiums it will pay in the future.
FDIC-insured institutions also are subject to assessments to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis in the 1980’s. Currently, the rate established by the FDIC for this purpose is 1.34 basis points per dollar of SAIF deposits and BIF deposits.
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
The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2005, the Bank has intangible assets of $11.0 million.
At December 31, 2005, the Bank had tangible capital of $26.0 million, or 9.90% of adjusted total assets, which is approximately $22.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.
As a result of the prompt corrective action provisions discussed below, a savings bank must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition allows it to maintain a 3% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card receivables. At December 31, 2005, the Bank had no intangible assets which were included in core capital.
At December 31, 2005, the Bank had core capital equal to $26.0 million, or 9.90% of adjusted total assets, which is $15.5 million above the requirement of 4% as in effect on that date.

The OTS risk-based requirement requires savings banks to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings bank to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2005, the Bank had $2.9 million of loan and lease loss allowances which exceeded 1.25% of risk-weighted assets by $0.6 million.
Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and reciprocal holdings of qualifying capital instruments. The Bank had no exclusions from capital and assets at December 31, 2005.
In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.
On December 31, 2005, the Bank had total risk-based capital of $28.3 million (including $26.0 million in core capital and $2.3 million in qualifying supplementary capital) and risk-weighted assets of $181.8 million, or total capital of 15.5% of risk-weighted assets. This amount is $13.7 million above the 8% requirement in effect on that date.
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
Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations generally permit a federal savings bank to pay dividends in any calendar year equal to the sum of net profits for the preceding three years less any dividends paid during that same period (See Note 14 of the Consolidated Financial Statements). Monarch Community Bank is in compliance with this requirement.
Liquidity. All savings banks, including Monarch Community Bank, are required to maintain a sufficient level of liquid assets to ensure their safe and sound operation. For a discussion of what Monarch Community Bank includes in liquid assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.
Qualified Thrift Lender Test. All savings banks, including Monarch Community Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations. This test requires a savings bank to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2005, Monarch Community Bank met the test and has always met the test since its inception.

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
Due to the heightened attention being given to the CRA in recent years, Monarch Community Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 2002 and received a rating of “satisfactory.”
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
Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2005, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See “- Liquidity.”
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
As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis. At December 31, 2005, the Bank had $4.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement.
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
The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective for our Company no later than December 31, 2007. The Securities and Exchange Commission has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.
ITEM 1A. Risk Factors
You should consider these risk factors, in addition to the other information in this Form 10-K, before deciding whether to make an investment in our Company’s stock.
Our future profits may be affected by our inability to grow core deposits
We have had difficulty growing our core deposits. Competition in our market for core deposits is intense. Our net income is heavily dependent on net interest income. If we are unable to grow our core deposits, we will be required to obtain higher costing funds to facilitate asset growth. This could cause our future profits to be below peer.
We are making commercial real estate loans outside of our normal market area
In an attempt to grow our commercial real estate loan portfolio we have begun making these loans outside of our normal market area. We have done this because competition for Commercial Real Estate loans in our local markets is intense. Lending outside of our normal market area may cause increased loan losses in the future if we lend in an area that we are not familiar with and that local economy suffers a recession.
We are dependent on the strength of our local economy for our growth and profitability
The success of our business depends on our ability to generate profits and grow our franchise. Our three county market area has a population base of approximately 233,000, and an economy based primarily on manufacturing and agriculture. Our local economy has not grown, and is not projected to grow as rapidly as the national economy. Job losses and unemployment rates in all three counties exceed the state and national averages.
Our loan portfolio possesses increased risk due to our subprime residential lending
Up until a few years ago, a significant portion of our one-to-four family residential loan originations were considered subprime. At December 31, 2005, 12.2% of our residential mortgage loans were subprime loans. Our foreclosure rates on our residential loan portfolio are significantly higher than peer and we believe this is, to a significant extent, the result of our subprime residential lending and the economy in our market area. Future foreclosures will negatively impact profits because of higher loan loss provisions and expenses related to foreclosed properties.

If we lose our executive officers, it could adversely affect our operations
The successful operation of Monarch Community Bancorp and Monarch Community Bank is greatly dependent on the continued availability of capable executive officers. At present, the only executive officers of both Monarch Community Bancorp and Monarch Community Bank are Donald L. Denney, President and Chief Executive Officer, William C. Kurtz, Senior Vice President and Chief Operations Officer, Andrew Van Doren, Secretary and Corporate Counsel, Ralph Micalizzi, Chief Financial Officer and Treasurer, Eric Cook, Vice President and Vicki Bassage, Assistant Secretary. We have entered into a two-year employment agreement with Mr. Denney but not with the other executive officers. We do not have key man insurance on any of our executive officers.
The amount of common stock controlled by insiders, our articles of incorporation and bylaws and state and federal statutory and regulatory provisions could discourage hostile acquisitions of control
Purchases of common stock by directors and officers are for investment purposes and not necessarily for resale. Inside ownership of Monarch Community Bancorp (totaling 387,030 shares as of December 31, 2005) is significant and this inside ownership and provisions in our articles of incorporation and bylaws may have the effect of discouraging attempts to acquire Monarch Community Bancorp, a proxy contest for control of Monarch Community Bancorp, the assumption of control of Monarch Community Bancorp by a holder of a large block of common stock and the removal of Monarch Community Bancorp’s management, all of which certain shareholders might think are in their best interests. These provisions include among other things:
•	the staggered terms of the members of the Board of Directors;

•	an 80% shareholder vote requirement for the approval of any merger or consolidation of Monarch Community Bancorp into any entity that directly or indirectly owns 10% or more of Monarch Community Bancorp voting stock if the transaction is not approved in advance by at least a majority of the disinterested members of Monarch Community Bancorp’s Board of Directors;

•	supermajority shareholder vote requirements for the approval of certain amendments to Monarch Community Bancorp’s articles of incorporation and bylaws;

•	a prohibition of any holder of common stock voting more than 10% of the outstanding common stock;

•	elimination of cumulative voting by shareholders in the election of directors;

•	restrictions requiring Board members to live or work in Branch County’s market area;

•	restrictions on the acquisition of our equity securities;

•	the authorization of five million shares of preferred stock that could be issued without shareholder approval on terms or in circumstances that could deter a future takeover attempt; and

•	the increase in the number of authorized shares and the reclassification of shares without stockholder approval.
In addition, the Maryland business corporation law, the state where Monarch Community Bancorp is incorporated, provides for certain restrictions on acquisition of Monarch Community Bancorp, and federal law contains restrictions on acquisitions of control of savings and loan holding companies such as Monarch Community Bancorp.
The low trading volume in our common stock may make the value of the stock volatile and may make it difficult for shareholders to sell their shares when they desire
Historically, there have been times when trading volume has been low. During those times the Company’s stock price has encountered some decline. Average daily trading volume for the years ending December 31, 2005 and 2004 were 1,658 and 2,859 shares respectively. The high and low levels of our stock price for each quarter of the last two fiscal years is disclosed in this document. A more detailed history of the Company’s stock price can be found under our stock symbol (MCBF).
ITEM 1B. Unresolved Staff Comments — None

ITEM 2. Properties
At December 31, 2005, we had six full service offices and one drive-through only facility. At December 31, 2005, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $5.7 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
The following table provides information regarding our office and other facilities:

Owned/
Location	County	Leased
Main Office
375 North Willowbrook Road	Branch	Owned
Coldwater, Michigan 49036

Branch Offices
30 West Chicago Street	Branch	Owned
Coldwater, Michigan 49036

365 N. Broadway	Branch	Owned
Union City, Michigan 49094

1 West Carleton Road	Hillsdale	Owned
Hillsdale, Michigan 49242

15975 West Michigan Avenue	Calhoun	Owned
Marshall, Michigan 49068

107 North Park	Calhoun	Owned
Marshall, Michigan 49068

Other Facilities
34 Grand Street (Garage)	Branch	Owned
Coldwater, Michigan 49036

24 Grand Street (Drive through)	Branch	Owned
Coldwater, Michiagn 49036

87 Marshall Street (Leased to others)	Branch	Owned
Coldwater, Michigan 49036

119 Grand Street (Leased to others)	Calhoun	Owned
Marshall, Michigan 49068
We utilize a third party service provider to maintain our data base of depositor and borrower customer information.

ITEM 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of any current litigation.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Monarch’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the 2005 fiscal year.
PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market. For the years ended December 31, 2005 and 2004, the Company paid dividends of $0.21 and $0.20 per share, respectively.

Year	Quarter ending	High	Low
2004	March 31	$16.35	$15.59
	June 30	$15.95	$13.00
	September 30	$14.45	$13.26
	December 31	$14.23	$12.60
2005	March 31	$14.33	$12.00
	June 30	$14.33	$11.00
	September 30	$13.75	$12.00
	December 31	$12.59	$10.50
As of February 14, 2006, there were 2,710,596 shares of the Company’s common stock issued and 2,670,596 shares outstanding and approximately 580 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

ITEM 6. Selected Financial Data
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

	December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Selected Financial Condition Data:

Total Assets	$277,068	$275,448	$203,123	$197,985	$168,684
Loans receivable, net	213,073	219,317	141,225	145,162	137,721
Trading securities at fair value:
Mortgage-backed securities	—	—	—	—	258
Investment securities, at carrying value	14,584	8,324	19,934	17,434	0
Fed Funds sold and overnight deposits	6,988	6,120	20,974	16,063	12,035
Deposits	172,746	167,733	107,240	106,744	105,698
Federal Home Loan Bank Advances	59,562	65,955	57,384	52,500	45,500
Equity	40,576	39,419	37,430	36,949	15,365

	December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Selected Operations Data:

Total interest income	$15,231	$13,818	$12,053	$12,931	$14,470
Total interest expense	6,567	6,173	6,060	6,466	8,117

Net interest income	8,664	7,645	5,993	6,465	6,353
Provision for loan losses	(385)	4,875	1,266	397	1,039

Net interest income after provision for loan losses	9,049	2,770	4,727	6,068	5,314
Fees and service charges	2,496	2,333	1,167	1,154	1,227
Gains on sales of loans, mortgage-backed securities and investment securities	562	805	1,672	998	1,170
Other non-interest income	341	287	86	7	85

Total non-interest income	3,399	3,425	2,925	2,159	2,482
Total non-interest expense	10,503	9,978	6,737	6,798	6,738

Income before taxes	1,945	(3,783)	915	1,429	1,058
Income tax provision	505	(1,272)	251	415	299

Net income (loss)	$1,440	$(2,511)	$664	$1,014	$759

	December 31,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.52%	-0.97%	0.32%	0.54%	0.44%
Return on Equity (ratio of net income to average equity)	3.59%	-6.53%	1.80%	4.08%	5.05%
Interest rate spread information:
Average during period	3.41%	3.15%	2.69%	3.58%	3.69%
Net interest margin	3.56%	3.33%	3.11%	3.85%	3.89%
Ratio of operating expense to average total assets	3.80%	3.85%	3.22%	3.72%	3.87%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.05	1.07	1.13	1.07	1.04
Efficiency ratio	85.39%	88.18%	74.14%	75.10%	74.10%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	1.31%	2.23%	2.94%	2.53%	3.29%
Non-performing loans to total loans	0.37%	1.87%	2.60%	2.04%	2.16%
Allowance for loan losses to non-performing loans	356.97%	150.91%	69.89%	58.70%	56.57%
Allowance for loan losses to loans receivable, net	1.36%	2.82%	1.81%	1.18%	1.20%

Capital ratios:
Equity to total assets at end of period	14.64%	14.31%	18.43%	18.67%	9.11%

Other data:
Number of full-service offices	6	7	5	5	5

(1)	Net interest income divided by average-earning assets.

(2)	Total noninterest expenses, excluding real estate owned and repossessed property expense, as a percentage of net interest income and total noninterest income.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
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
Management Strategy
Our strategy is to operate as an independent retail oriented financial institution dedicated to serving the needs of customers in our market area. We are committed to providing a broad range of products and services to meet the needs of our consumer and small business customers. As part of this commitment, we expect to continue our origination of higher credit quality residential and commercial real estate loans to borrowers in our market area and commercial real estate loans to borrowers outside our current market area.
Our focus in 2006 will be accelerated growth in commercial lending, maintaining a high level of customer service, growth of core deposits, continued improvement of credit quality, advancing our technology, and repositioning of our marketing and sales culture. We are dedicating resources to these initiatives that management believes will lead to a higher level of profitability and overall success. Management believes focusing on these areas in 2006 will serve the Company well into the future. We intend to continue to capitalize on the 2004 acquisition of MSB Financial, Inc. with further expansion of our lending activities in Calhoun County.

Changes in Financial Condition from December 31, 2004 to December 31, 2005
General. Monarch’s total assets increased by $1.6 million or 0.6% to $277.1 million at December 31, 2005 compared to $275.4 million at December 31, 2004. Increases in cash and securities in 2005 were offset by decreases in loans and premises and equipment.
Loans. Monarch’s net loan portfolio decreased by $6.2 million, or 2.8% from $219.3 million at December 31, 2004 to $213.1 million at December 31, 2005. Gross loans decreased $9.9 million or 4.4% from $226.5 million at December 31, 2004 to $216.6 million at December 31, 2005.
During the quarter ended June 30, 2005, the Bank sold $6.2 million of one-to-four family and commercial real estate loans and properties which had been foreclosed and had a recorded balance of $4.0 million. The Bank had a loss of $2.2 million on the sale but had previously established reserves for this group of assets so no additional loss provisions were necessary as a result of this transaction. The purpose of the loan sale was to reduce the amount of problem assets on the Bank’s books so management could continue to focus on returning the Bank to profitability.
In addition to the sale, the decreases in loan balances were due to repayments and payoffs on existing loans exceeding new loan production. These repayments include payoffs of certain problem loans that management encouraged. Total loan originations decreased from $133.7 million in 2004 to $108.0 million in 2005. One-to-four family originations have declined as new loan production has declined along with the mortgage market and as management has eliminated the origination of subprime loans. Commercial real estate loans have declined due to the loan sale, the payoff of some problem credits and the payoff of performing loans that were refinanced elsewhere. The commercial lending department and management spent a significant amount of time during 2005 working on improving the credit quality of the commercial loan portfolio and this has contributed to the lack of new commercial loan origination. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and business loans as well as expanded geographic outreach facilitated by the acquisition. The introduction of online mortgage origination is expected to expand the Bank’s mortgage lending activities within its current market area by offering convenience to borrowers and realtors and may lead to some originations in areas contiguous to the Bank’s current market.
Securities. The Bank’s security portfolio increased to $14.6 million at December 31, 2005 from $8.3 million at December 31, 2004, or 75.9%. Securities were 5.3% of total assets at December 31, 2005 as compared to 3.0% at December 31, 2004. During 2005, securities were purchased to offset the decline in the loan portfolio. Management purchases securities to maintain sufficient liquidity and to provide yield to offset declines in the loan portfolio.
Liabilities. Monarch’s deposits increased $5.0 million to $172.7 million at December 31, 2005 compared to $167.7 million at December 31, 2004. This increase was primarily in certificates of deposit (CDs) as the Bank increased its reliance on brokered CDs to maintain sufficient liquidity and to fund repayment of borrowings. Brokered CDs increased from $18.8 million at December 31, 2004 to $28.6 million at December 31, 2005. The Bank did experience a $2.2 million increase in non-interest bearing deposit accounts but did not experience deposit increases in other areas. The Bank continues to compete for core deposits and management understands the issues involved with maintaining control over its cost of funds.
Federal Home Loan Bank advances decreased $6.4 million to $59.6 million at December 31, 2005 from $66.0 million at December 31, 2004. The decrease was primarily due to repayment of outstanding advances and the replacement of these advances with brokered deposits. In an effort to manage our interest rate risk, Monarch has utilized longer term fixed rate Federal Home Loan Bank advances to extend the overall maturity of our liabilities as we try to increase our level of core deposits. While the interest rates paid on these advances is high relative to current market rates, the longer-term advances allow the Bank to better match the term of these advances against anticipated maturities of loans in an attempt to reduce future interest rate risk. We expect this strategy to help improve net interest margin as long as interest rates continue to rise.
Equity. Total equity amounted to $40.6 million at December 31, 2005 and $39.4 million at December 31, 2005, or 14.6% and 14.3%, respectively, of total assets at both dates. The increase in equity over the period was due primarily to 2005 net income of $1.4 million offset by the payment of $568,000 in dividends.

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

	Year Ended December 31,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$6,834	$269	3.94%	$9,349	$123	1.32%
Investment securities	13,494	500	3.71	17,643	442	2.51
Other securities	4,753	204	4.29	4,093	179	4.37
Loans receivable (1)	218,632	14,258	6.52	198,336	13,074	6.59

Total earning assets	$243,713	$15,231	6.25	$229,421	$13,818	6.02

Demand and NOW Accounts	$33,811	$78	0.23	$28,880	$94	0.33
Money market accounts	16,731	211	1.26	15,815	176	1.11
Savings accounts	28,535	119	0.42	24,215	117	0.48
Certificates of deposit	90,397	2,929	3.24	83,478	2,323	2.78
Federal Home Loan Bank Advances	61,842	3,230	5.22	62,643	3,463	5.53

Total interest bearing liabilities	$231,316	6,567	2.84	$215,031	6,173	2.87

Net interest income		$8,664			$7,645

Net interest spread			3.41%			3.15%

Net interest margin			3.56%			3.33%

	2003
	Average	Interest
	Outstanding	Earned/	Yield/
	Balance	Paid	Rate
Fed Funds and overnight deposits	$23,745	$253	1.07%
Investment securities	18,063	457	2.53
Other securities	2,915	148	5.08
Loans receivable (1)	147,896	11,195	7.57

Total earning assets	$192,619	$12,053	6.26

Demand and NOW Accounts	$14,082	$79	0.56
Money market accounts	10,241	135	1.32
Savings accounts	15,996	137	0.86
Certificates of deposit	72,286	2,513	3.48
Federal Home Loan Bank Advances	57,111	3,196	5.60

Total interest bearing liabilities	$169,716	6,060	3.57

Net interest income		$5,993

Net interest spread			2.69%

Net interest margin			3.11%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2005 vs. 2004				2004 vs. 2003
				Total				Total
	Increase (Decrease) Due to			Increase	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest earning Assets
Fed funds and overnight deposits	$245	$(33)	$(36)	$146	$59	$(153)	$(36)	$(130)
Investment securities	212	(104)	(50)	58	(4)	(11)	—	(15)
Other securities	(3)	29	(2)	25	(21)	60	(8)	31
Loans receivable	(140)	1,338	(14)	1,184	(1,446)	3,818	(493)	1,879

Total interest-earning assets	$314	$1,230	$(102)	$1,413	$(1,412)	$3,714	$(537)	$1,765

Interest-bearing liabilities
Demand and NOW Accounts	$(27)	$16	$(5)	$(16)	$(33)	$83	$(35)	$15
Money market accounts	23	10	3	35	(21)	73	(11)	41
Savings accounts	(16)	21	(3)	2	(60)	70	(30)	(20)
Certificates of deposit	382	193	32	606	(501)	389	(78)	(190)
Federal Home Loan Bank Advances	(191)	(44)	2	(233)	(39)	310	(4)	267

Total interest bearing liabilities	$171	$195	$30	$394	$(654)	$925	$(158)	$113

Net interest income				$1,019				$1,652

The following table presents the weighted average yields earned on loans, overnight deposits and other interest-earning assets, and the weighted average rates paid on interest-bearing deposits and borrowings and the resultant interest rate spreads at the dates indicated.

	December 31,
	2005	2004
Weighted average yield on:
Fed Funds and overnight deposits	3.75%	1.85%
Investment securities	3.87%	3.53%
Federal Home Loan Bank stock	4.75%	4.25%
Loans:
One-to-four family	6.62%	6.51%
Multi-family and nonresidential real estate	7.08%	6.29%
Construction or development	5.86%	5.75%
Total real estate loans	6.69%	6.42%
Other loans:
Consumer loans	7.62%	7.17%
Commercial business loans	7.76%	6.66%
Total Loans	6.85%	6.51%

Combined weighted average yield on interest earning assets	6.54%	6.25%

Weighted average rate paid on:
Demand and NOW accounts	0.27%	0.25%
Money market accounts	2.36%	0.96%
Savings deposits	0.41%	0.51%
Certificates of deposit	3.95%	3.05%
Federal Home Loan Bank advances	5.36%	5.34%

Combined weighted average rate paid on interest-bearing liabilities	3.32%	2.82%

Spread	3.22%	3.43%
Comparison of Results of Operations for the Years Ended December 31, 2005, 2004, and 2003
General. Monarch reported net income of $1.4 million for the year ended December 31, 2005 compared to a net loss of $2.5 million for the year ended December 31, 2004 and net income of $664,000 in 2003. The increase in earnings in 2005 was primarily due to higher net interest income and the recovery of previous provisions for loan losses resulting from improved commercial credit quality.
Net Interest Income. Net interest income before provision for loan losses increased 13.3% to $8.7 million for 2005 compared to $7.6 million in 2004. Interest income increased $1.4 million and interest expense increased $394,000. Our net interest margin increased from 3.33% in 2004 to 3.56% in 2005 due to yields on interest earning assets increasing more rapidly than costs of interest bearing liabilities.
Our net interest margin increased from 3.11% in 2003 to 3.33% in 2004 primarily from acquiring deposits that reduced the Bank’s cost of funds. Increases in interest income and interest expense are further explained in the Interest Income and Interest Expense sections that follow.

Interest Income. Interest income increased $1.4 million during the year ended December 31, 2005. The four key factors contributing to this growth were $11.2 million in commercial loan growth, a $1.2 million increase in home equity lines of credit, $1.0 million in home equity loan growth and an increase of $6.3 million in investment securities. The average yield on earning assets increased as a result of these factors as well as much higher yields on Fed funds, overnight deposits and investment securities.
Interest income increased $1.8 million in 2004 as a result of increased earning assets from the acquisition of MSB Financial, Inc. The average yield on earning assets declined due to the lower yielding loans acquired as well as increased origination of adjustable-rate loans.
Management believes the increased weighting of adjustable-rate loans in the loan portfolio will help increase interest income in the future as market interest rates rise.
Interest Expense. Total interest expense increased $394,000 in 2005. This was primarily due to a $627,000 increase in our cost of funds for deposits which was partially offset by a $233,000 decrease in our cost of funds resulting from repayments of $10.2 million of Federal Home Loan Bank advances. The overall yield on advances is expected to decline in subsequent years and these advances are projected to be replaced with deposits that have a lower cost of funds.
Total interest expense increased $113,000 in 2004. This was primarily due to a $154,000 decrease in our cost of funds which was offset by a $267,000 increase in interest on fixed-rate Federal Home Loan Bank advances assumed in the acquisition. Deposits acquired from MSB Financial, Inc. were significantly lower costing that our existing deposit balances.
Provision for Loan Losses. The Bank recorded a recovery of loan losses of $385,000 for the year ended December 31, 2005 compared to a $4.9 million provision for the year ended December 31, 2004.
The recovery of provisions was possible due to the Bank receiving payoffs in 2005 on two loan relationships totaling $1.5 million for which the Bank had previously provided loan loss allowances of $535,000.
The Bank’s net charge-offs were $3.1 million in 2005 compared to $1.6 million for 2004. The increased chargeoffs in 2005 (provided for in 2004) are primarily the result of losses incurred on the sale of loans completed during the second quarter of 2005 as well as the Bank continuing to aggressively deal with problem loans. During the past several years we have continued to be aggressive in foreclosing on delinquent one-to-four family loans in an attempt to improve the credit quality of our loan portfolio and the result has been higher than historical chargeoffs, as well as decreased delinquencies on this type of loans. The improvement of asset quality remains a priority of management and may affect the Bank’s ability to grow its portfolio in the future. See “Loans” discussion above.
The Bank’s net charge-offs were $1.6 million in 2004 compared to $383,000 for 2003. The increased provision for 2004 was due to the chargeoffs we have experienced, increases in our nonperforming loans, management identifying certain commercial loans as “watch” credits, and the resulting impact on the determination of the adequacy of the allowance for loan losses. During 2004, the Bank charged off $1.2 million of a $1.6 million loan relationship secured by a commercial building in southwest Michigan. The relationship included two loans which were made to fund the construction of a commercial building in southwest Michigan that was completed in 2003. Both loans were placed into nonaccrual status as of June 30, 2003. In June 2004, the Bank foreclosed on the property in an attempt to satisfy the debt. The foreclosure was subject to redemption rights by the borrower that expired in June 2005. The borrower has contested the expiration of redemption rights and the Bank not taken possession of the property. This property is recorded in Real Estate Owned as of December 31, 2005.
Also, late in 2004, management became aware of financial stress being experienced by two related borrowers whose indebtedness to the Bank totals $5.2 million. Due to the deteriorating financial strength of the borrowers, management deemed it prudent and necessary to establish loss allowances totaling $2.3 million resulting from these two relationships. Also, management has determined that within the loan portfolio acquired from MSB Financial, Inc. there is an indication that future losses may exceed those experienced by Marshall Savings Bank prior to the acquisition. During 2003 and 2004, we have experienced higher than historical chargeoffs on one-to-four family and consumer loans. While a larger portion of our chargeoffs has been related to subprime loans, in 2004, we began to realize the benefits of controls implemented with regard to subprime loans.

Noninterest Income. Noninterest income was $3.4 million for the years ended December 31, 2005 and 2004, respectively. Fees and service charges on deposit accounts increased $101,000 due to higher fee levels from our overdraft protection program. Loan servicing fees increased $62,000 as a result of a larger loan servicing portfolio. Other remaining noninterest income increased $114,000 due to larger net gains on the sale of foreclosed properties ($54,000 in 2005 compared to $16,000 in 2004), higher rental income ($49,000 in 2005 compared to $20,000 in 2004), and no gains or losses on investment securities for 2005 compared to $60,000 in losses on the sale of investments in 2004. The increased fees helped offset a decrease in gains from sale of loans which decreased to $562,000 compared to $865,000 for the year ended December 31, 2004 as mortgage banking activities continued to decline. Management will be placing greater emphasis on originating loans held for sale in 2006 in an effort to improve these results.
Noninterest income was $3.4 million and $2.9 million for the years ended December 31, 2004 and 2003, respectively. The increase was primarily the result of increased fees and service charges on deposit accounts. Fees and service charges on deposit accounts have increased significantly due to the number of savings and checking accounts acquired. Also, during 2004, the Bank began an overdraft protection program which has been successful in increasing fees earned. The increased fees helped offset a decline in gains from sale of loans which decreased to $865,000 from $1.7 million for the year ended December 31, 2003 as mortgage banking activities declined significantly in 2004 compared to the same period in 2003. Losses on sales of investment securities were $60,000 for 2004 whereas the Company had no significant securities activity in the past. These losses were the result of a strategy to increase the yield on the investment portfolio by selling securities that carried below market coupon rates and reinvesting in securities at market rates. Other income increased $201,000 in 2004, primarily due to income from our investment services activity of $72,000. We started offering investment services during 2004 as MSB Financial had previously offered the service. Earnings on Company-owned life insurance also helped increase 2004 Other Income by $57,000. The life insurance policies which produced the income were acquired as part of the acquisition of MSB Financial Inc. Net gains on sales of foreclosed properties amounted to $16,000 during 2004 as compared to a net loss of $40,000 during 2003.
Noninterest Expenses. Noninterest expenses increased $525,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. Foreclosed property expense increased to $521,000 in 2005 from $216,000 in 2004 as a result of the Bank taking $318,000 in writedowns based on recent assessments of the appraised value of repossessions. Data processing expense increased to $689,000 in 2005 from $622,000 in 2004 as we continue to stay current with advancing technology which involved a $32,000 increase in service bureau expense, a $27,000 increase in licenses and software expense data processing expense and a $10,000 increase other related expense most of which were data maintenance expenses. Amortization of Core Deposit Intangible amounted to $369,000 for 2005 compared to $329,000 in 2004. We expect the expense to be approximately $290,000 in 2006 and will carefully monitor whether additional amortization is needed. Amortization of mortgage servicing rights amounted to $438,000 for 2005 compared to $385,000 in 2004. We expect the expense for 2006 to be higher than in 2005 as our portfolio continues to grow. All other increases in noninterest expense were not significant.
Noninterest expenses increased $3.2 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase is primarily due to the cost of the operations acquired. In addition, the Company incurred costs related to the termination of its former CEO. Severance costs were $487,000 and legal fees in connection with the severance were $47,000. The Company does not anticipate any additional expense in connection with this matter. We also incurred an additional $50,000 in costs related to a data processing conversion necessitated by the acquisition. Professional services increased $223,000 in 2004 due to additional costs related to being a public company, employee recruitment, employee benefit administration, legal assistance in connection with problem loans and the CEO termination mentioned above. Management expects to continue increased spending for professional fees as well as additional costs related to staffing due to compliance with the Sarbanes-Oxley Act, specifically Section 404 compliance. Amortization of core deposit intangible amounted to $329,000 in 2004 compared to $0 in 2003.
Income Taxes. Monarch recorded an income tax expense for the year ended December 31, 2005 of $505,000 on income before tax of $1.9 million which represented an effective tax rate of 26.0% of income before tax. In 2004, we recorded an income tax recovery of $1.3 million which represented an effective tax rate of 33.6% of income before tax. In 2003, we recorded an income tax expense of $251,000 on income before tax of $915,000 for an effective tax rate of 27.4%. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

Liquidity and Commitments
We are required to maintain appropriate levels of liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above those believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2005, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits with a maturity of one year or less and current borrowings, was 12.1%. This level of liquidity is higher than that maintained last year. Management is confident they will be able to effectively address the Bank’s liquidity issues while facilitating increased profitability.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $60.1 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Management is committed to increase our core deposit balances and is willing to offer interest rates higher than those of the competition. Based on current collateral levels, at December 31, 2005, Monarch could borrow an additional $22.3 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral, such as securities, to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. For the year ended December 31, 2005, Monarch had a net increase in cash and cash equivalents of $637,000 as compared to a decrease of $11.7 million for the year ended December 31, 2004.
The Bank’s primary sources of funds during 2005 were net income of $1.4 million, a net increase in deposits of $5.0 million, proceeds from Federal Home Loan Bank advances of $4.0 million, proceeds from the sale of foreclosed assets of $2.8 million and proceeds from the maturity of securities of $1.9 million. The primary uses of funds in 2005 were for purchases of investments of $8.4 million and repayments of Federal Home Loan Bank advances totaling $10.2 million.
The Bank’s primary sources of funds during 2004 were the net effect of securities transactions of $11.2 million and operating activities including the sale of mortgage loans which provided $7.9 million. The primary use of funds in 2004 was the acquisition of MSB Financial, Inc. which used $13.1 million, a decrease of deposits of $9.7 million and loan originations, net of collections of $11.2 million.
Off-Balance Sheet Arrangements
At December 31, 2005, the total unused commercial and consumer lines of credit were $19.8 million. As of December 31, 2005 there were outstanding commitments under letters of credit of $64,000. The Company has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations and commitments are:

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$96,934	$60,051	$30,529	$6,354	$—
FHLB advances	59,562	11,585	26,299	6,328	15,350

Total	$156,496	$71,636	$56,828	$12,682	$15,350

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$12,854	$12,854	$—	$—	$—
Unfunded commitments under HELOCs	15,916	1,071	3,457	2,998	8,390
Unfunded commitments under Commercial LOCs	476	50	55	4	367
Letters of credit	64	14	50	—	—

Total	$29,310	$13,989	$3,562	$3,002	$8,757

Long-term obligations also include the liability under the Company’s Director Deferred Compensation Plans. See Note 15 in the Notes to Consolidated Financial Statements for additional information on the plans.
Capital
Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2005, Monarch exceeded all capital requirements of the OTS. Monarch’s regulatory capital ratios at that date were as follows: tangible capital 9.90%; leverage capital, 9.90%; and total risk-based capital, 15.54%. These levels are higher than at December 31, 2004 due to net income for the year ended December 31, 2005. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0% and 10.0%, respectively. In 2006, management does not anticipate seeking additional capital. On January 24, 2006, management issued a press release announcing an intention to repurchase 270,000 of its outstanding shares in the open market in block trades or privately negotiated transactions. The repurchase program was effective January 30, 2006 and repurchased shares will be held as treasury stock available for general corporate purposes.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Asset and Liability Management and Market Risk
Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk. We previously employed a strategy of fixed rate long-term borrowing to guard against rising interest rates. The rising interest rate environment in 2005 led to an increased net interest income.
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
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:
•	originating shorter-term consumer loans, commercial construction and commercial permanent real estate loans for retention in our portfolio;

•	selling a significant portion of the long-term, fixed rate residential mortgage loans we make;

•	managing our deposits to establish stable deposit relationships with an emphasis on core, non-certificate deposits, supplementing these with brokered deposits, as appropriate; and

•	maintaining longer-term borrowings at fixed interest rates to offset the negative impact of longer-term fixed rate loans in our loan portfolio. Future borrowings are expected to be short-term to reduce the average maturity of our borrowings.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2005 and 2004 we sold $25.4 million and $29.8 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.

The OTS provides Monarch with the information presented in the following table. It presents the expected change in Monarch’s net portfolio value at September 30, 2005 that would occur upon an immediate change in interest rates based on OTS assumptions, but without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates
Basis Points ("bp")						Net Portfolio Value as %
(Rate Shock in Rates) (1)	Net Portfolio Value					of Present Value of Assets
	$ Amount		$ Change		% Change	NPV Ratio	Change
+ 300 bp	34,641		-2,761		-7%	13.22%	- 51 bp
+ 200 bp	36,179		-1,223		-3%	13.60%	- 13 bp
+100 bp	37,119		-283		-1%	13.77%	+ 4 bp
0 bp	37,402					13.73%
-100 bp	36,666		-736		-2%	13.36%	- 37 bp
-200 bp	35,171		-2,231		-6%	12.75%	- 98 bp
-300 bp	n/m	(2)	n/m	(2)	n/m (2)	n/m (2)	n/m (2)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	Not meaningful because some market rates would compute to a rate less than 0.
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
The Bank, like other financial institutions, is affected by changes in market interest rates. Our net interest margin can change, either positively or negatively, as the result of increases or decreases in market interest rates. Some factors affecting net interest margin are outside of our control; market interest rates are but one factor affecting the Bank’s net interest margin. However, management has the ability, through its asset/liability management and pricing policies to affect the Bank’s net interest margin notwithstanding the level of market interest rates. The preceding table indicates the Bank’s net portfolio value will decrease in a moderately increasing or decreasing interest rate scenario (plus or minus 200 basis points) and management believes that its net interest margin will behave similarly.
If rising interest rates stifle loan demand or create additional competitive pressures in attracting and retaining deposits, the Bank’s desire for growth in total assets may cause management to alter its strategy that could negatively impact the net interest margin. While the Bank saw its net interest margin decline during the period of low interest rates, the net interest margin has increased during the rising interest rate environment of the last 12 months. The timing and magnitude of interest rate changes, as well as the sector affected (short-term vs. long-term) will have an impact on the Bank’s net interest margin.

The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2005. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

	Principal Amount Maturing In:
						2011 and		Fair Value
	2006	2007	2008	2009	2010	beyond	Total	12/31/2005
Rate-sensitive assets
Fed funds and overnight deposits	$6,988	$—	$—	$—	$—	$—	$6,988	$6,988
Average interest rate	3.75%

Securities	$4,760	$4,051	$2,450	$1,993	$505	$1,058	$14,817	$14,573
Average interest rate	3.73%	3.55%	4.07%	4.11%	3.67%	4.89%

Gross loans	$14,850	$6,676	$10,927	$8,809	$16,302	$159,044	$216,608	$218,731
Average interest rate	6.74%	7.18%	7.47%	7.22%	7.17%	6.75%

Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$68,386	$—	$—	$—	$—	$—	$68,386	$68,386
Average interest rate	0.80%

Certificates of deposit	$60,050	$18,795	$11,735	$3,665	$2,689	$—	$96,934	$97,107
Average interest rate	3.81%	4.25%	4.02%	4.23%	4.46%

FHLB advances	$11,585	$6,146	$20,153	$160	$6,168	$15,350	$59,562	$59,953
Average interest rate	4.98%	6.43%	5.67%	5.64%	6.19%	4.48%

ITEM 8. Financial Statements
Monarch Community Bancorp, Inc.
and Subsidiaries
Consolidated Financial Report
December 31, 2005

Monarch Community Bancorp, Inc. and Subsidiaries

Contents
Report Letter	51

Consolidated Financial Statements

Balance Sheet	52

Statement of Operations	53

Statement of Stockholders’ Equity	54

Statement of Cash Flows	55

Notes to Consolidated Financial Statements	56-91

Monarch Community Bancorp, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Grand Rapids, Michigan
February 13, 2006

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31
	2005	2004
Assets
Cash and due from banks	$9,298	$9,529
Federal funds sold and overnight deposits	6,988	6,120

Total cash and cash equivalents	16,286	15,649

Securities — Available for sale (Note 3)	14,337	8,057
Securities — Held to maturity (Note 3)	247	267
Other securities (Note 3)	4,837	4,720
Real estate investment — Limited partnership (Note 4)	1,129	1,278
Loans held for sale	168	361
Loans, net (Note 5)	213,073	219,317
Foreclosed assets, net (Note 7)	2,811	1,960
Premises and equipment (Note 8)	5,706	6,444
Goodwill (Note 2)	9,606	9,606
Core deposit intangible (Note 2)	1,383	1,752
Other assets (Notes 6 and 11)	7,485	6,037

Total assets	$277,068	$275,448

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Note 9):
Noninterest-bearing	$7,426	$5,198
Interest-bearing	165,320	162,535

Total deposits	172,746	167,733

Federal Home Loan Bank advances (Note 10)	59,562	65,955
Accrued expenses and other liabilities (Note 15)	4,184	2,341

Total liabilities	236,492	236,029

Commitments and Contingencies (Notes 12 and 20)	—	—

Stockholders’ Equity (Notes 13 and 14)
Common stock — $0.01 par value authorized — 20,000,000 shares issued and outstanding — 2,710,596 and 2,709,220 shares at December 31, 2005 and 2004, respectively	27	27
Additional paid-in capital	28,150	28,059
Retained earnings	14,401	13,529
Accumulated other comprehensive income (loss)	(155)	2
Unearned compensation (Notes 18 and 19)	(1,847)	(2,198)

Total stockholders’ equity	40,576	39,419

Total liabilities and stockholders’ equity	$277,068	$275,448

See Notes to Consolidated
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Satatement of Operations
(000s omitted, except per share data)

	Year Ended December 31
	2005	2004	2003
Interest Income
Loans, including fees	$14,258	$13,074	$11,195
Investment securities	704	621	605
Federal funds sold and overnight deposits	269	123	253

Total interest income	15,231	13,818	12,053
Interest Expense
Deposits (Note 9)	3,337	2,710	2,864
Federal Home Loan Bank advances	3,230	3,463	3,196

Total interest expense	6,567	6,173	6,060

Net Interest Income	8,664	7,645	5,993
Provision for Loan Losses (Note 5)	(385)	4,875	1,266

Net Interest Income After Provision for Loan Losses	9,049	2,770	4,727
Noninterest Income
Fees and service charges	2,034	1,933	954
Loan servicing fees	462	400	213
Net gain on sale of loans	562	865	1,672
Net gain (loss) on sale of investment securities (Note 3)	—	(60)	—
Other income (Note 4)	341	287	86

Total noninterest income	3,399	3,425	2,925
Noninterest Expenses
Salaries and employee benefits (Notes 15, 18 and 19)	5,103	5,084	3,662
Occupancy and equipment	1,081	1,060	724
Data processing	689	622	359
Amortization of mortgage servicing rights	438	385	353
Professional services	602	632	409
Amortization of core deposit intangible (Note 2)	369	329	—
NOW account processing	182	179	141
ATM/Debit card processing	221	219	76
Foreclosed property expense (Note 7)	521	216	126
Other general and administrative	1,297	1,252	887

Total noninterest expense	10,503	9,978	6,737

Income (Loss) - Before income taxes	1,945	(3,783)	915
Income Taxes (Recovery) (Note 11)	505	(1,272)	251

Net Income (Loss)	$1,440	$(2,511)	$664

Earnings (Loss) Per Share (Note 1)

Basic	$0.57	$(1.05)	$0.31
Diluted	$0.57	$(1.05)	$0.31
See Notes to Consolidated
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(000s omitted, except per share data)

	Common Stock				Accumulated
			Additional		Other
	Number of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
Balance - January 1, 2003	2,314	23	22,149	16,379	64	(1,666)	36,949

Issuance of 88,875 shares of common stock at $13/share awarded in connection with Restricted Stock Plan, net of forfeitures of 3,700 shares	85	1	1,106			(1,107)	—
Allocation of ESOP shares (Note 18)			97			185	282
Comprehensive income:
Net income				664			664
Change in unrealized gain on securities available-for-sale,					11		11

Total comprehensive income	—	—	—	—	—	—	675
Dividends paid ($0.20/share)	—	—	—	(476)	—	—	(476)

Balance - December 31, 2003	2,399	24	23,352	16,567	75	(2,588)	37,430

Issuance of 310,951 shares of common stock at $14.75/share in connection with acquisition of MSB Financial, Inc. (Note 2)	311	3	4,583				4,586

797 shares repurchased at $14.15/share	(1)		(11)				(11)

Issuance of 18,000 shares of common stock at $14.26/share awarded in connection with Restricted Stock Plan, net of forfeitures of 18,484 shares at $13/share		—	16			(16)	—
Vesting of 17,040 restricted shares						221	221
Allocation of ESOP shares (Note 18)			119			185	304
Comprehensive income:
Net Loss				(2,511)			(2,511)
Change in unrealized gain on securities available-for-sale,					(73)		(73)

Total comprehensive income							(2,584)
Dividends paid ($0.20/share)	—	—	—	(527)	—	—	(527)

Balance - December 31, 2004	2,709	$27	$28,059	$13,529	$2	$(2,198)	$39,419

Issuance of 4,000 shares of common stock at an average price of $11.57/share in connection with Restricted Stock Plan	4		46			(46)	$—
2,624 shares repurchased at average price of $12.27/share	(3)		(32)				(32)
Vesting of 16,018 restricted shares						212	212
Allocation of ESOP shares (Note 18)			77			185	262
Comprehensive Income:
Net Income				1,440			1,440
Change in unrealized gain on securities available-for-sale,					(157)		(157)

Total comprehensive income							1,283
Dividends paid ($0.21/share)	—	—	—	(568)	—	—	(568)

Balance - December 31, 2005	2,710	$27	$28,150	$14,401	$(155)	$(1,847)	$40,576

See Notes to Consolidated
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31
	2005	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$1,440	$(2,511)	$664
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,029	1,448	1,139
Provision for loan loss	(385)	4,875	1,266
Stock dividends on other securities	(100)	(171)	(111)
(Gain) loss on sale of foreclosed assets	(53)	(16)	40
Deferred income taxes	323	599	(329)
Mortgage loans originated for sale	(25,217)	(29,553)	(59,447)
Proceeds from sale of mortgage loans	25,973	30,670	62,225
Gain on sale of mortgage loans	(562)	(865)	(1,672)
(Gain) loss on sale of available for sale securities	—	60	—
(Gain) loss on sale of premises and equipment	(39)	—	—
Earned stock compensation	474	525	282
Net change in:
Deferred loan fees	168	(333)	(41)
Accrued interest receivable	79	229	234
Other assets	(2,060)	4,844	(842)
Accrued expenses and other liabilities	1,843	(2,025)	(723)

Net cash provided by operating activities	2,913	7,776	2,685
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(8,408)	(8,545)	(7,635)
Proceeds from sale of securities	—	16,946	—
Proceeds from maturities of securities	1,909	2,823	4,798
Activity in held-to-maturity securities:
Purchases	(17)	(21)	(291)
Proceeds from maturities of securities	—	19	279
Activity in other securities:
Purchase of other securities	—	(18)	(111)
Loan originations and principal collections, net	2,852	(11,254)	(132)
Proceeds from sale of foreclosed assets	2,810	3,819	2,649
Proceeds on sale of premises and equipment	345	—	—
Purchase of premises and equipment	(129)	(373)	(22)
Acquisition, net of cash acquired (Note 2)	—	(13,192)	—

Net cash used in investing activities	(638)	(9,796)	(465)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	5,187	(9,723)	496
Repurchase of Common Stock	(32)	(11)	—
Dividends paid	(568)	(527)	(476)
Proceeds from FHLB advances	4,000	4,000	5,000
Repayment of FHLB advances	(10,225)	(3,401)	(116)

Net cash provided by (used in) financing activities	(1,638)	(9,662)	4,904

Net Increase (Decrease) in Cash and Cash Equivalents	637	(11,682)	7,124
Cash and Cash Equivalents — Beginning	15,649	27,331	20,207

Cash and Cash Equivalents — End	$16,286	$15,649	$27,331

See Notes to Consolidated
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies
Organization — Monarch Community Bancorp, Inc. (the Corporation) was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the Bank), formerly known as Branch County Federal Savings and Loan Association. Prior to August 29, 2002, the Bank was a federally charted and insured mutual savings institution, which converted to a stock savings institution effective August 29, 2002. In connection with the conversion, on August 29, 2002, the Corporation sold 2,314,375 shares of its common stock in a subscription offering. Fifty percent of the net proceeds from this offering were used to purchase all of the shares of the common stock of the Bank.

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

Use of Estimates — The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset, valuation of intangible assets and the valuation of the other real estate.

Significant Group Concentrations of Credit Risk — Most of the Corporation’s activities are with customers located within its primary market areas in Michigan. Note 3 discusses the types of securities the Corporation invests in. Note 4 discusses the Corporation’s investment in an unconsolidated partnership. Note 5 discusses the types of lending that the Corporation engages in. The Corporation has a significant concentration of loans secured by residential real estate located in Branch, Calhoun and Hillsdale counties.

Cash and Cash Equivalents — For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2005 and 2004, these reserve balances amounted to approximately $649,000 and $565,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
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
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Loans Held for Sale — Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.
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
Allowance for Loan Losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies (Continued)
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
Servicing — Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.
Credit Related Financial Instruments — In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies (Continued)
Foreclosed Assets — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.
Premises and Equipment — Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.
Goodwill and Other Intangible Assets — Goodwill represents the excess of the cost of an acquisition over the fair value of net identifiable tangible and intangible assets acquired. Under the provisions of SFAS 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by reporting unit and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall.
Intangible assets which have finite lives are amortized over their estimated useful lives and are subject to impairment testing.
Income Taxes — Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.
Comprehensive Income — Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies (Continued)
The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2005	2004	2003
Unrealized holding gain (loss) on available-for-sale securities	$(236)	$(170)	$16
Reclassification adjustment for losses (gains) realized in income	—	60	—

Net unrealized gains (losses)	$(236)	$(110)	$16
Tax effect	79	37	(5)

Net-of-tax amount	$(157)	$(73)	$11

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies (Continued)
A reconciliation of the numerators and denominators used in the computation of the basic earnings (loss) per share and diluted earnings (loss) per share is presented below (000s omitted except per share data):

	2005	2004	2003
Basic earnings (loss) per share
Numerator:
Net income (loss)	$1,440	$(2,511)	$664

Denominator:
Weighted average common shares outstanding	2,709	2,619	2,373
Less: Average unallocated ESOP shares	(130)	(148)	(167)
Less: Average non-vested RRP shares	(59)	(73)	(59)

Weighted average common shares outstanding for basic earnings (loss) per share	2,520	2,398	2,147

Basic earnings (loss) per share	$0.57	$(1.05)	$0.31

Diluted earnings (loss) per share
Numerator:
Net income (loss)	$1,440	$(2,511)	$664

Denominator:
Weighted average common shares outstanding for basic earnings (loss) per share	2,520	2,398	2,147
Add: Dilutive effects of assumed exercises of stock options	—	—	8
Add: Dilutive effects of average non-vested RRP shares	—	—	16

Weighted average common shares and dilutive potential common shares outstanding	2,520	2,398	2,171

Diluted earnings (loss) per share	$0.57	$(1.05)	$0.31

At December 31, 2005, stock options not considered in computing diluted loss per share because they were antidilutive totaled 185,487 and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 55,633. At December 31, 2004, there were 192,000 antidilutive stock options and 68,000 non-vested RRP shares. At December 31, 2003, there were no antidilutive stock options or non-vested RRP shares.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies (Continued)
Employee Stock Ownership Plan (ESOP) - Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Other ESOP shares are excluded from earnings per share calculation. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used for debt service. The Corporation has committed to make contributions to the ESOP sufficient to service the debt to the extent not paid through dividends. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.
Stock Based Compensation — The Corporation accounts for stock option plans using the intrinsic value method. No compensation cost related to stock options was recognized during 2005, 2004 or 2003, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

	2005	2004	2003
As reported net income (loss)	$1,440	$(2,511)	$664

less: additional stock-based compensation determined under the fair value method, net of tax	85	63	59

	$1,355	$(2,574)	$605

As reported earnings (loss) per share	$0.57	$(1.05)	$0.31
Proforma earnings (loss) per share	$0.54	$(1.07)	$0.28
As reported earnings (loss) per diluted share	$0.57	$(1.05)	$0.31
Proforma earnings (loss) per diluted share	$0.54	$(1.07)	$0.28
Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.
There were no options granted in 2005. The fair value of each option granted in 2004 and 2003 is $2.93 and $2.69, respectively. The fair value is estimated on the date of the grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Dividend yield	1.4%	1.4%
Expected life	7 years	7 years
Expected volatility	17.5%	17.2%
Risk-free interest rate	3.0%	3.0%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 1 — Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncement — In December 2004, the FASB re-issued SFAS No. 123 “Accounting for Stock-Based Compensation” which becomes effective for periods beginning after December 15, 2005. This Statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This statement requires entities to recognize the cost of employee services received in exchange for these stock options. The Corporation is evaluating the transition provisions allowed by SFAS No. 123. Existing options that are scheduled to vest after the adoption date are expected to result in additional compensation expense of approximately $85,000 in 2006.
Supplemental Cash Flow Information (000s omitted)

	December 31,
	2005	2004	2003
Cash paid (received) for:
Interest	$6,470	$6,115	$6,069
Income taxes	(63)	(315)	635

Noncash investing activities -
Loans transferred to real estate owned	3,608	2,221	2,844
Issuance of common stock in connection with the 2003 Recognition and Retention Plan	46	16	1,107
Issuance of common stock in connection with the acquisition of MSB Financial, Inc.	—	4,586	—
Reclassification — Certain prior year amounts have been reclassified to conform with current year presentation.
Note 2 — Acquisition
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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 2 — Acquisition (Continued)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000s omitted):

Cash and cash equivalents	$7,144
Other securities	1,500
Loans, net	73,793
Premises and equipment	2,452
Core deposit intangible	2,081
Goodwill	9,606
Other assets	9,861

Total assets acquired	106,437

Deposits	70,216
Federal Home Loan Bank advances	8,002
Other liabilities	3,297

Total liabilities assumed	81,515

Net assets acquired	$24,922

The purchase accounting fair value adjustments are being amortized under various methods and over lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.6 million. A Core Deposit Intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years. Amortization for the year ended December 31, 2005 and 2004 was $369,000 and $329,000, respectively. Accumulated amortization thru December 31, 2005 is $698,000. The estimated amortization expense for the next five years ended December 31 is as follows (000s omitted):

2006	$291
2007	230
2008	181
2009	149
2010	142
Thereafter	390

Total	$1,383

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 2 — Acquisition (Continued)
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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 3 — Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
2005
Available-for-sale securities:
U.S. government agency obligations	11,961	—	(188)	11,773
Mortgage-backed securities	1,317	—	(39)	1,278
Obligations of states and political subdivisions	1,293	—	(7)	1,286

Total available-for-sale securities	$14,571	$—	$(234)	$14,337

Held-to-maturity securities:
Municipal security	$247	$—	$(11)	$236

2004
Available-for-sale securities:
U.S. government agency obligations	3,984	5	—	3,989
Mortgage-backed securities	1,677	6	(8)	1,675
Obligations of states and political subdivisions	2,394	1	(2)	2,393

Total available-for-sale securities	$8,055	$12	$(10)	$8,057

Held-to-maturity securities:
Municipal security	$267	$1	$—	$268

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 3 — Securities (Continued)
The amortized cost and estimated market values of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Market Value	Cost	Market Value
Due in one year or less	$—	$—	$4,760	$4,739
Due in one through five years	—	—	8,494	8,320
Due after five years through ten years	—	—	—	—
Due after ten years	247	236	—	—

Total	$247	$236	13,254	13,059

Mortgage-backed securities			1,317	1,278

Total available-for-sale securities			$14,571	$14,337

For the years ended December 31, 2005, 2004 and 2003, proceeds from sales of securities available for sale amounted to $0, $16,946,000, and $0, respectively. Gross realized gains amounted to $0, $17,000, and $0, respectively. Gross realized losses amounted to $0, $77,000, and $0, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $0, $20,000, and 0, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 3 — Securities (Continued)
Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated
	Losses	Market Value	Losses	Market Value
2005
Available-for-sale securities:
U.S. government agency obligations	$102	$8,376	$86	$3,397
Mortgage-backed securities	39	1,278	—	—
Obligations of states and political subdivisions	7	1,286	—	—

Total available-for-sale securities	$148	$10,940	$86	$3,397

Held-to-maturity securities:
Municipal security	$11	$236	$—	$—

2004
Available-for-sale securities:
Mortgage-backed securities	$—	$—	$8	$698
Obligations of states and political subdivisions	2	419	—	—

Total available-for-sale securities	$2	$419	$8	$698

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
Note 4 — Real Estate Investment — Limited Partnership
In June of 2001, the Corporation acquired a 24.98 percent interest in a limited partnership formed to construct and operate multi-family housing units. All income, expenses and tax credits will be allocated to the Corporation based upon ownership percentage. The Corporation accounts for the investment in the limited partnership using the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period the tax credits are allocated to the Corporation. The tax credit allocated to the Corporation is recognized in the income statement as a component of income taxes, net of the amortization of the investment in the limited partnership.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 4 — Real Estate Investment — Limited Partnership (Continued)
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
The Corporation has recorded an estimate of the tax credit through December 31, 2005. The Corporation’s share of tax credits generated by the investee partnership approximated $191,000, $191,000, and $175,000 in 2005, 2004, 2003, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 5 — Loans
A summary of the balances of loans follows (000s omitted):

	December 31,
	2005	2004
Mortgage loans on real estate:
One-to-four family	$138,473	$141,251
Multi-family	3,534	4,042
Commercial	33,162	42,746
Construction or development	5,415	8,853

Total real estate loans	180,584	196,892

Consumer loans:
Automobile	2,447	2,631
Home equity	16,170	14,234
Manufactured housing	576	784
Other	7,745	6,645

Total consumer loans	26,938	24,294

Commercial business loans	9,086	5,330

Subtotal	216,608	226,516

Less: Allowance for loan losses	2,895	6,385
Net deferred loan fees	640	808
Loans in process	—	6

Loans, net	$213,073	$219,317

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 5 — Loans (Continued)
An analysis of the allowance for loan losses follows (000s omitted):

	December 31,
	2005	2004	2003
Balance — Beginning	$6,385	$2,618	$1,735
Allowance acquired in acquisition	—	513	—
Provision for loan losses	(385)	4,875	1,266
Loans charged-off	(3,254)	(1,799)	(571)
Recoveries of loans previously charged off	149	178	188

Balance — Ending	$2,895	$6,385	$2,618

The following is a summary of information pertaining to impaired loans (000s omitted):

	December 31,
	2005	2004
Impaired loans with a valuation allowance	$2,570	$10,205

Valuation allowance related to impaired loans	$670	$3,727

Total non-accrual loans	$397	$4,231

Total loans past-due ninety days or more and still accruing	$—	$—

There are no impaired loans without a valuation allowance as of December 31, 2005 and 2004 (000s omitted).

	December 31,
	2005	2004	2003
Average investment in impaired loans	$4,177	$4,905	$1,777

Interest income recognized on impaired loans was not significant for the years ended December 31, 2005, 2004, and 2003. No additional funds are committed to be advanced in connection with impaired loans.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 6 — Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $184,370,000 and $188,915,000 at December 31, 2005 and 2004, respectively.
The fair value of mortgage servicing rights approximates $1,522,000 and $1,586,000 at December 31, 2005 and 2004, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using an 8.50 percent discount rate and estimated prepayment speeds of 8.4 to 20.1 based on current Freddie Mac experience as well as Freddie Mac projections of slower prepayment speeds due to rising interest rates. The impairment valuation allowance is $0 as of December 31, 2005, 2004, and 2003. There has been no activity in the impairment valuation allowance during the years ended December 31, 2005, 2004, and 2003.
The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2005	2004	2003
Mortgage servicing rights — Beginning	$1,539	$667	$428
Mortgage servicing rights acquired in acquisition	—	940	—
Mortgage servicing rights capitalized	257	316	592
Mortgage servicing rights — amortization and direct writedown for loan payoffs	(438)	(384)	(353)

Mortgage servicing rights — Ending	$1,358	$1,539	$667

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 7 — Foreclosed Assets
Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2005	2004
Real estate owned	$1,462	$1,234
Real estate in judgment and subject to redemption	1,349	726

Total	$2,811	$1,960

Expenses applicable to foreclosed assets include the following (000s omitted):

	December 31,
	2005	2004	2003
Net loss (gain) on sales of real estate	$(54)	$(16)	$40
Operating expenses	515	205	114

Total	$461	$189	$154

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 8 — Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,		Depreciable
			Life
	2005	2004	(in Years)
Land	$598	$646
Buildings and improvements	5,890	6,233	7-40
Furniture, fixtures and equipment	2,803	4,083	2-7

Total bank premises and equipment	9,291	10,962

Less accumulated depreciation and amortization	3,585	4,518

Net carrying amount	$5,706	$6,444

Depreciation expense totaled $561,000, $549,000, and $423,000 in 2005, 2004, and 2003, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 9 — Deposits
The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2005	2004
Balances by account type:
Demand and NOW accounts	$26,083	$27,843
Money market	15,767	19,114
Passbook and statement savings	26,536	29,177

Total transactional accounts	68,386	76,134

Certificates of deposit:
$100,000 and over	35,949	17,844
Under $100,000	60,985	68,557

Total certificates of deposit	96,934	86,401

Total	$165,320	$162,535

Generally, deposit amounts in excess of $100,000 are not federally insured.
The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31,
	2005
	Less than	$100,000 &
	$100,000	greater
Less than one year	$39,511	$20,539
One to two years	11,997	6,798
Two to three years	5,636	6,099
Three to four years	1,565	2,100
Four to five years	2,276	413

Total	$60,985	$35,949

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 9 — Deposits (Continued)
The following is a summary of interest expense by deposit account type (000s omitted):

	December 31,
	2005	2004	2003
Demand and NOW accounts	$78	$94	$79
Money market	211	176	135
Passbook and statement savings	120	117	137
Certificates of deposit	2,928	2,323	2,513

Total deposit interest expense	$3,337	$2,710	$2,864

Note 10 — Federal Home Loan Bank Advances
The Bank has Federal Home Loan Bank advances of $59,562,000 and $65,955,000 at December 31, 2005 and 2004, respectively, which mature through 2013. At December 31, 2005 and 2004, the interest rates on fixed rate advances ranged from 3.34% to 6.73%, respectively. The Bank had one floating rate advance of $3,000,000 with an interest rate of 4.29% and 2.54% as of December 31, 2005 and 2004, respectively. The weighted average interest rate of all advances was 5.36% and 5.34% at December 31, 2005 and 2004. At December 31, 2005, the Bank had three putable advances totaling $7,000,000 with a weighted average interest rate of 3.62%. Two of the advances, totaling $1,000,000 each can be put on February 15, 2006 and March 16, 2006 and the third advance can be put on January 28, 2008.
The Bank has provided a blanket pledge of all of the Bank’s eligible residential mortgage loans as collateral for all FHLB debt. The amount of these mortgage loans totaled $103,588,000 as of December 31, 2005.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 10 — Federal Home Loan Bank Advances (Continued)
The contractual maturities of advances are as follows (000s omitted):

December 31,
2005
Less than one year	$11,585
One to two years	6,146
Two to three years	20,153
Three to four years	160
Four to five years	6,168
Thereafter	15,350

Total	$59,562

Note 11 — Income Taxes
Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2005	2004	2003
Current expense (recovery)	$182	$(1,871)	$590
Deferred expense (recovery)	323	599	(339)

Total tax expense (recovery)	$505	$(1,272)	$251

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 11 — Income Taxes (Continued)
The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss)
	December 31,
	2005	2004	2003
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	0.20%	0.30%	8.90%
Dividend received deduction	0.00%	-0.30%	-5.20%
Tax exempt income	-1.90%	-1.10%	-4.80%
Low income housing credit	-9.80%	-4.00%	-8.40%
Other	3.50%	4.70%	2.90%

Reported tax expense (recovery)	26.00%	33.60%	27.40%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2005, 2004 and 2003
Note 11 — Income Taxes (Continued)
The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2005	2004
Deferred tax assets:
Provision for loan losses	$530	$1,719
Net deferred loan fees	217	273
Deferred compensation	365	288
Employee benefits	23	52
Net operating loss carryforward	209	—
Unrealized loss on available for sale securities	79	—
General business tax credit carryforward	557
Other	227	53

Total deferred tax assets	2,207	2,385

Deferred tax liabilities:
Mortgage servicing rights	429	483
Original issue discount	120	111
Net purchase premiums	1,090	1,030
Stock dividends	167	133
Other	33	16

Total deferred tax liabilities	1,839	1,773

Net deferred tax asset	$368	$612

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at December 31, 2005 and 2004 include approximately $1,592,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount are approximately $541,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates.
The Corporation has a net operating loss carryforward of approximately $615,000 which expire between 2024 and 2025. The general business credits of $557,000 expire between 2022 and 2025.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 12 — Off-Balance Sheet Activities
Credit Related Financial Instruments — The Corporation is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customer. These financial instruments include commitments to extend credit, and unfunded commitments under lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.
The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance sheet instruments.
The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,
	2005	2004
Commitments to grant loans	$12,854	$257
Unfunded commitments under lines of credit	19,838	18,672
Unfunded commitments under letters of credit	64	97
The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 4.75% and 12.25% at December 31, 2005, and 3.875% and 12.75% at December 31, 2004.
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
Collateral Requirements — To reduce credit risk related to the use of credit related financial instruments, the Corporation might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment and real estate.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 13 — Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Management believes, as of December 31, 2005 and 2004, that the Bank has met all of the capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum capital amounts and ratios must be maintained as shown in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 13 — Regulatory Matters (Continued)
A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2005	2004
Equity per consolidated balance sheet	$37,420	$35,090
Less: intangible assets and deferred tax asset	(11,448)	(11,361)

Tangible and leverage capital	25,972	23,729
Plus: Allowance for loan losses **	2,280	1,747

Risk based capital	$28,252	$25,476

**	Limited to 1.25 percent of risk weighted assets
Regulatory capital balances and ratios are as follows (000s omitted):

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Tangible capital	$25,972	9.90%	$3,933	1.50%	$7,867	3.00%
Leverage capital	25,972	9.90%	10,489	4.00%	13,111	5.00%
Total risk-based capital	28,252	15.54%	14,544	8.00%	18,180	10.00%

As of December 31, 2004:
Tangible capital	$23,729	9.06%	$3,928	1.50%	$7,857	3.00%
Leverage capital	23,729	9.06%	10,475	4.00%	13,094	5.00%
Risk-based capital	25,476	13.62%	14,959	8.00%	18,699	10.00%

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 14 — Restrictions on Dividends, Loans and Advances
OTS regulations impose limitations upon all capital distributions by the Bank including cash dividends. The Bank would need to file an application to, and receive the approval of, the OTS prior to any capital distribution. In the event the Bank’s capital falls below its regulatory requirements or the OTS notifies it that is was in need of more than normal supervision, the Bank’s ability to make capital distributions could be further restricted. In addition, the OTS could prohibit a proposed capital distribution by the Bank, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The total amount of dividends which may be paid by the Bank is generally limited to the sum of the net profits of the bank for the preceding three years, less any dividends paid during the same period. Accordingly, all of the Corporation’s investment in the Bank was restricted at December 31, 2005.
Note 15 — Retirement Plans
The Corporation is part of a non-contributory, multi-employer defined benefit pension plan covering substantially all employees. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multi-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2005, 2004 and 2003, the Corporation recognized pension expense for this plan of $226,000, $246,000, and $242,000, respectively.
The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation has a matching contribution agreement to match 50 percent of the first 6 percent of an employee’s salary. During 2005, 2004 and 2003, the Corporation recognized pension expense for this plan of $64,000, $64,000, and $54,000, respectively.
The Corporation has a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the lower of the Company’s return on average assets or 5.0 percent. The value of benefits accrued to participants was $402,000 and $394,000 at December 31, 2005 and 2004, respectively. The expense for the plan, including the increase due to the annual earnings credit was $8,000, $41,000, and $39,600, for 2005, 2004, and 2003, respectively.
Upon acquisition, the Corporation assumed the liability for the directors’ deferred compensation plan of MSB Financial, Inc. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 5.49 percent as of December 31, 2005. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $669,000 and $702,000 at December 31, 2005 and 2004, respectively.
Note 16 — Related Party Transactions
In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates with balances of $449,000 and $1,192,000 at December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, total principal additions were $125,000 and total principal payments were $868,000. Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to $252,830 and $713,880 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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
The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
Cash and Cash Equivalents — The carrying amounts of cash and short-term instruments approximate fair values. The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.
Securities — Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
Mortgage Loans Held for Sale — Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 17 — Fair Value of Financial Instruments (Continued)
Loans Receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Deposit Liabilities — The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Federal Home Loan Bank Advances — The fair values of the Corporation’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued Interest — The carrying amounts of accrued interest approximate fair value.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 17 — Fair Value of Financial Instruments (Continued)
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31,
	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$16,286	$16,286	$15,649	$15,649
Securities — Held to maturity	247	236	267	268
Securities — Available for sale	14,337	14,337	8,057	8,057
Other securities	4,837	4,837	4,720	4,720
Loans held for sale	168	169	361	367
Net loans	213,073	215,196	219,317	221,929
Accrued interest and late charges receivable	1,217	1,217	1,138	1,138

Liabilities:
Federal Home Loan Bank advances	59,562	59,953	65,955	68,155
Deposits	172,746	172,919	167,733	168,712
Accrued interest payable	430	430	333	333
Note 18 — Employee Stock Ownership Plan (ESOP)
As part of the conversion (Note 1), the Corporation implemented an employee stock ownership plan (ESOP) covering substantially all employees. The Corporation provided a loan to the ESOP, which was used to purchase 185,150 shares of the Corporation’s outstanding stock at $10 per share. The loan bears interest equal to 5.58% and will be repaid over a period of ten years ending on December 31, 2011. Dividends on the allocated shares are distributed to participants and the dividends on the unallocated shares are used to pay debt service. The scheduled maturities of the loan are as follows (000’s omitted):

Year Ending December 31
2006	$172
2007	181
2008	191
2009	202
2010	214
Thereafter	225

$1,185

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 18 — Employee Stock Ownership Plan (ESOP) (Continued)
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
The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2005	2004
Allocated shares	55,545	37,030
Shares released for allocation	18,515	18,515
Shares distributed	(11,284)	(3,841)
Unreleased shares	111,090	129,605

Total ESOP shares	173,866	181,309

Fair value of unallocated shares	$1,465	$1,876

Total compensation expense applicable to the ESOP amounted to approximately $234,000 $266,000, and $258,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
Note 19 — Stock Compensation Plans
The Corporation has a Recognition and Retention Plan (RRP) under which 88,875 shares of restricted stock were issued to employees and directors during 2003. Under the plan, the shares vest 20% per year for five years. No shares were forfeited during 2005, and 18,484 shares were forfeited during 2004. During 2005, 4,000 shares of restricted stock were issued to employees. During 2005, 33,058 shares vested and were thus no longer restricted. Compensation expense applicable to the RRP amounted to $215,000 and $194,000 for the years ended December 31, 2005 and 2004, respectively.
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 19 — Stock Compensation Plans (Continued)
A summary of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	192	$13.21	183	$13.00
Granted	—	—	45	13.90
Exercised	—	—	—	—
Forfeited/expired	7	13.00	36	13.00

Outstanding at end of year	185	$13.22	192	$13.21

Exercisable at year-end	65	$13.12	30	$13.00

The weighted average remaining contractual life of the outstanding options is 7.9 years at December 31, 2005.
Note 20 — Subsequent Event
Subsequent to year end, the Company adopted a stock repurchase program effective January 30, 2006. The Company intends to repurchase up to 270,000 shares, or approximately 10% of its outstanding shares, over a twelve month period.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 21 — Condensed Financial Statements of Parent Company
The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.
Condensed Balance Sheet (000s omitted)

	December 31,	December 31,
	2005	2004
Assets
Cash	$2,614	$1,007
Investments	667	1,283
Investment in Monarch Community Bank	37,420	35,089
Other assets	157	2,350

Total assets	$40,858	$39,729

Liabilities and Stockholders’ Equity
Accrued expenses	$282	$310
Stockholders’ equity	40,576	39,419

Total liabilities and stockholders’ equity	$40,858	$39,729

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 21 — Condensed Financial Statements of Parent Company (Continued)
Condensed Statement of Income (000s omitted)

	December 31,	December 31,	December 31,
	2005	2004	2003
Income — Interest on investments	$84	$106	$120
Dividends from Monarch Community Bank	—	10,000	—
Operating expense	170	233	220

Income (loss) — Before equity in undistributed net income of subsidiary	(86)	9,873	(100)

Equity in undistributed net income of subsidiary	1,526	(12,384)	764

Net income (loss)	$1,440	$(2,511)	$664

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Note 21 — Condensed Financial Statements of Parent Company (Continued)
Condensed Statements of Cash Flows (000s omitted)

	December 31,	December 31,	December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,440	$(2,511)	664
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	7	25	34
Allocation of ESOP and RRP	474	525	282
(Increase) decrease in other assets	1,230	4,001	(404)
Increase (decrease) in accrued expenses	(24)	(133)	11
Undistributed net (income) loss of subsidiary	(1,526)	12,384	(764)

Net cash provided by (used in) operating activities	1,601	14,291	(177)

Cash flows from investing activities:
Purchase of securities	—	—	(624)
Proceeds from maturities of securities	606	964	75
Acquisition, net of cash	—	(20,120)	—

Net cash provided by (used in) investing activities	606	(19,156)	(549)

Cash flows from financing activities:
Repurchase of common stock	(32)	(11)	—
Dividends paid	(568)	(527)	(476)

Net cash used in financing activities	(600)	(538)	(476)

Net increase (decrease) in cash	1,607	(5,403)	(1,202)
Cash at beginning of year	1,007	6,410	7,612

Cash at end of year	$2,614	$1,007	$6,410

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated:

	Year Ended December 31, 2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$3,766	$3,763	$3,818	$3,884
Interest expense	1,546	1,596	1,666	1,759

Net interest income	2,220	2,167	2,152	2,125
Provision for loan losses	(385)	—	—	—

Net interest income after provision for loan losses	2,605	2,167	2,152	2,125

Noninterest income	780	844	884	891
Noninterest expense	2,821	2,540	2,541	2,601

Income before income taxes	564	471	495	415
Income tax expense	152	120	129	104

Net Income	$412	$351	$366	$311

Earnings per share:
Basic	$0.16	$0.13	$0.14	$0.14
Diluted	$0.16	$0.13	$0.14	$0.14

Cash dividends declared per share	$0.05	$0.05	$0.05	$0.06

	Year Ended December 31, 2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$2,743	$3,554	$3,787	$3,734
Interest expense	1,404	1,585	1,602	1,582

Net interest income	1,339	1,969	2,185	2,152
Provision for loan losses	—	450	375	4,050

Net interest income after provision for loan losses	1,339	1,519	1,810	(1,898)
Noninterest income	485	966	1,080	894
Noninterest expense	1,677	2,408	3,195	2,698

Income before income taxes	147	77	(305)	(3,702)
Income tax expense	44	(19)	(45)	(1,252)

Net Income	$103	$96	$(260)	$(2,450)

Earnings per share:
Basic	$0.04	$0.04	$(0.10)	$(1.03)
Diluted	$0.04	$0.04	$(0.10)	$(1.03)

Cash dividends declared per share	$0.05	$0.05	$0.05	$0.05

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
ITEM 9A. Controls and Procedures
An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2005 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information — Not Applicable
PART III
ITEM 10. Directors and Officers of the Registrant
Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2006, under the captions “Election of Directors”, ”The Audit Committee”, ”Audit Committee Financial Expert”, ”Compliance with Section 16”, and “Code of Ethics”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 11. Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2006, under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Directors’ Compensation”, “Deferred Compensation Plan”, and “Other Compensation Arrangements”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2006, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2005.

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders (1)	185,487	13.22	45,951

Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders
ITEM 13. Certain Relationships and Related Transactions
Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2006, under the caption “Transactions with Certain Related Persons”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2006, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
Documents Filed As Part Of This Annual Report on Form 10-K
1.	Financial Statement — See the Financial Statements included in Item 8.

2.	Financial Statement Schedules — Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

3.	Exhibits — The exhibits filed as part of this Annual Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensation plans or arrangements required to be filed as exhibits to this report. Such Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Dated: March 21, 2006	By:	/s/ Donald L. Denney

Donald L. Denney, President
and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Donald L. Denney Donald L. Denney	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2006

/s/ Stephen M. Ross Stephen M. Ross	Chairman of the Board	March 21, 2006

/s/ Ralph A. Micalizzi, Jr. Ralph A. Micalizzi, Jr.	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 21, 2006

/s/ Harold A. Adamson Harold A. Adamson	Director	March 21, 2006

/s/ Lauren L. Bracy Lauren L. Bracy	Director	March 21, 2006

/s/ James R. Vozar James R. Vozar	Director	March 21, 2006

/s/ Martin L. Mitchell Martin L. Mitchell	Director	March 21, 2006

/s/ Gordon L. Welch Gordon L. Welch	Director	March 21, 2006

/s/ Craig W. Dally Craig W. Dally	Director	March 21, 2006

/s/ Richard L. Dobbins Richard L. Dobbins	Director	March 21, 2006

Exhibit Index

Reference to
Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
3.1	Registrant’s Articles of Incorporation	*

3.2	Registrant’s Bylaws	*

4	Registrant’s Specimen Stock Certificate	*

10.1	Employment Agreement between Monarch Community Bancorp, Inc and Donald L. Denney (incorporated by reference from Form 8-K filed on 9/23/2004)

10.2	Management Continuity Agreement between Monarch Community Bancorp, Inc. and William C. Kurtz and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)

10.3	Registrant’s Employee Stock Ownership Plan	*

10.4	Registrant’s 2003 Stock Option and Incentive Plan	**

10.5	Registrant’s Recognition and Retention Plan	**

10.6	Form of Stock Option Agreement	***

10.7	Management Continuity Agreement between Monarch Community Bancorp, Inc. and Ralph A. Micalizzi, Jr.

10.8	2003 Recognition and Retention Plan Restricted Stock Agreement

11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report

12	Statements re computation of ratios	None

13	Annual Report to Security Holders	Not required

14	Registrant’s Conflict of Interest and Ethics Policy	14

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of the registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Plante & Moran, PLLC

24	Power of Attorney	Not required

31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2

32	Section 1350 Certification.	32

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference

**	Filed on March 19, 2003 as part of Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference

***	Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004