Form 10-Q
period 2006-03-31
MONARCH COMMUNITY BANCORP INC
filed 2006-05-08
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

517-278-4566

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes: ☐ No: ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 24, 2006, there were 2,664,480 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements:

Condensed Consolidated Balance Sheets – March 31, 2006 and

December 31, 2005	1

Condensed Consolidated Statements of Income – Three Months
Ended March 31, 2006 and 2005	2

Condensed Consolidated Statements of Changes in Stockholder’s Equity –
Three Months Ended March 31, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows – Three Months ended
March 31, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements	5 - 7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 - Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	14

Item 1A – Risk Factors	14

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3 – Defaults Upon Senior Securities	14

Item 4 – Submission of Matters to a Vote of Security Holders	15

Item 5 – Other Information	15

Item 6 – Exhibits	15

SIGNATURES	16

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(unaudited) March 31, 2006	December 31, 2005
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$9,539	$9,298
Federal Home Loan Bank overnight time and
other interest bearing deposits	7,959	6,988

Total cash and cash equivalents	17,498	16,286

Securities - Available for sale	13,603	14,337
Securities - Held to maturity	242	247
Other securities	4,841	4,837
Real estate investment - Limited partnership, at equity	1,092	1,129
Loans held for sale	543	168
Loans, net	218,633	213,073
Foreclosed assets, net	2,484	2,811
Premises and equipment	5,632	5,706
Goodwill	9,606	9,606
Core deposit intangible	1,297	1,384
Other assets	6,726	7,484

Total assets	$282,197	$277,068

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$14,332	$12,868
Interest-bearing	169,192	159,878

Total deposits	183,524	172,746

Federal Home Loan Bank advances	54,176	59,562
Accrued expenses and other liabilities	4,343	4,184

Total liabilities	242,043	236,492
Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,714,480 shares issued and 2,664,480 shares outstanding at March 31, 2006,
2,710,596 shares issued and outstanding at December 31, 2005	27	27
Additional paid-in capital	28,218	28,150
Retained earnings	14,571	14,401
Accumulated other comprehensive income	(170)	(155)
Treasury stock, at cost	(599)	—
Unearned compensation	(1,893)	(1,847)

Total stockholders’ equity	40,154	40,576

Total liabilities and stockholders’ equity	$282,197	$277,068

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	(unaudited)
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,726	$3,563
Investment securities	207	156
Federal funds sold and overnight deposits	99	47

Total interest income	4,032	3,766

Interest Expense
Deposits	1,143	724
Federal Home Loan Bank advances	773	822

Total interest expense	1,916	1,546

Net Interest Income	2,116	2,220
Provision for Loan Losses	—	(385)

Net Interest Income After Provision for Loan Losses	2,116	2,605

Noninterest Income
Fees and service charges	458	466
Loan servicing fees	117	113
Net gain on sale of loans	68	137
Other income	109	64

Total noninterest income	752	780

Noninterest Expenses
Salaries and employee benefits	1,279	1,277
Occupancy and equipment	260	291
Data processing	169	172
Amortization of mortgage servicing rights	101	104
Professional services	121	137
Amortization of core deposit intangible	86	110
NOW account processing	43	49
ATM/Debit card processing	56	51
Foreclosed property expense	57	311
Other general and administrative	291	319

Total noninterest expense	2,463	2,821

Income - Before income taxes	405	564
Income Taxes	75	152

Net Income	$330	$412

Earnings Per Share
Basic	$0.13	$0.16
Diluted	$0.13	$0.16

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	(Unaudited)
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Treasury Stock	Unearned Compensation	Total
Balance - January 1, 2005	2,709	$27	$28,059	$13,529	$2	$—	$(2,198)	$39,419

Comprehensive Income:
Net Income				412				412
Change in unrealized gain on
securities available-for-sale,					(111)			(111)

Total comprehensive income								301
Dividends paid ($0.05/share)	—	—	—	(135)	—	—	—	(135)

Balance - March 31, 2005	2,709	$27	$28,059	$13,806	$(109)	$—	$(2,198)	$39,585

Balance - January 1, 2006	2,710	$27	$28,150	$14,401	$(155)	$—	$(1,847)	$40,576
Issuance of 3,884 shares of common stock at
an average price of $12.03/share in connection
with Restricted Stock Plan	4		46				(46)	$—
Purchases of treasury stock-50,000 shares						(599)		(599)
Stock option expenses			22					22
Comprehensive Income:
Net Income				330				330
Change in unrealized gain on
securities available-for-sale,					(15)			(15)
Total comprehensive income								315

Dividends paid ($0.06/share)	—	—	—	(160)	—	—	—	(160)

Balance - March 31, 2006	2,714	$27	$28,218	$14,571	$(170)	$(599)	$(1,893)	$40,154

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$330	$412
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	336	282
Provision for loan loss	—	(385)
Stock option expense	22	—
Stock dividends on other securities	—	(50)
(Gain) loss on sale of foreclosed assets	(32)	—
Mortgage loans originated for sale	(3,295)	(6,814)
Proceeds from sale of mortgage loans	2,959	6,148
Gain on sale of mortgage loans	(38)	(137)
(Gain) loss on sale of premises and equipment	—	(12)
Net change in:
Deferred loan fees	37	28
Accrued interest receivable	(121)	54
Other assets	733	(593)
Accrued expenses and other liabilities	159	974

Net cash provided by (used in) operating activities	1,090	(93)
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(1,993)	(5,469)
Proceeds from maturities of securities	2,715	—
Activity in held-to-maturity securities:
Purchases	(4)	(10)
Proceeds from maturities of securities	—	75
Loan originations and principal collections, net	(6,096)	1,392
Proceeds from sale of foreclosed assets	953	149
Proceeds on sale of premises and equipment	—	204
Purchase of premises and equipment	(56)	(57)

Net cash used in investing activities	(4,481)	(3,716)
Cash Flows From Financing Activities
Net increase in deposits	10,748	8,997
Repurchase of Common Stock	(599)	—
Dividends paid	(160)	(135)
Repayment of FHLB advances	(5,386)	(3,498)

Net cash provided by financing activities	4,603	5,364

Net Increase in Cash and Cash Equivalents	1,212	1,555
Cash and Cash Equivalents - Beginning	16,286	15,649

Cash and Cash Equivalents - End	$17,498	$17,204

Supplemental Cash Flow Information:
Cash paid (received) for:
Interest	1,860	1,609
Income taxes	—	—
Noncash investing activities:
Loans transferred to foreclosed assets	572	839
Issuance of common stock in connection with the 2003
Recongnition and Retention Plan	46	—

See accompanying notes to condensed consolidated financial statements.

MONARCH COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Monarch Community Bancorp, Inc. (the “Corporation”) was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the “Bank”), formerly known as Branch County Federal Savings and Loan Association. The Bank converted to a stock savings institution effective August 29, 2002. In connection with the conversion, the Corporation sold 2,314,375 shares of its common stock in a subscription offering.

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates six full service offices and one drive-through only office. The Bank owns 100% of Community Services Group, Inc., which invests in other entities, including 100% ownership of First Insurance Agency, a minority ownership in a limited liability company that operates a title agency, and ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

Community Services Group, Inc. with assets totaling $998,000 as of March 31, 2006 is in the process of liquidation. The liquidation date is April 30, 2006 with the assets being transferred to Monarch Community Bank resulting in no gain or loss on the dissolution.

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year period.

ALLOWANCE FOR LOAN LOSSES

The appropriateness of the allowance for loan losses is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that these conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions at least quarterly. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

ALLOWANCE FOR LOAN LOSSES, continued

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

RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Basic earnings per share
Numerator:
Net income	$330	$412

Denominator:
Weighted average common shares outstanding	2,711	2,709
Less: Average unallocated ESOP shares	(111)	(130)
Less: Average non-vested RRP shares	(56)	(67)

Weighted average common shares outstanding
for basic earnings per share	2,544	2,512

Basic earnings per share	$0.13	$0.16

Diluted earnings per share
Numerator:
Net income	$330	$412

Denominator:
Weighted average common shares outstanding
for basic earnings per share	2,544	2,512
Add: Dilutive effects of restricted stock and stock options	—	36

Weighted average common shares and dilutive
potential common shares outstanding	2,544	2,548

Diluted earnings per share	$0.13	$0.16

STOCK-BASED COMPENSATION

SFAS No. 123(R) requires all public companies to measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted and recognized over the employee service period, which is usually the vesting period of the options. As amended, this statement became effective for the Corporation's fiscal year beginning January 1, 2006. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided. The Corporation adopted the modified prospective method as required by SFAS 123 (R) which requires companies to expense the fair value of new stock option awards as well as the fair value of all unvested options outstanding at December 31, 2005 over the vesting period. Total compensation cost related to stock options was $22,000 and $0 for the quarters ended March 31, 2006 and 2005 respectively.

Options granted in the first quarter of 2006, under the fair value method, had an exercise price equal to the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method in 2006 and 2005, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

	Three months ended
	March 31, 2006	March 31, 2005
As reported net income	$330	$412

Stock option expenses	22	—
Less: additional stock-based compensation determined
under the fair value method, net of tax	(22)	(22)

	$330	$390

As reported earnings per share	$0.13	$0.16
Proforma earnings per share	$0.13	$0.15
As reported earnings per diluted share	$0.13	$0.16
Proforma earnings per diluted share	$0.13	$0.15

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

FINANCIAL CONDITION

Overview

Assets increased $5.1 million to $282.2 million at March 31, 2006 compared to $277.1 million at December 31, 2005. Management attributes growth to its continued focus on increasing the Bank’s commercial loan portfolio with management expecting a continued rise in interest rates in the first half of 2006. Management attributes core deposit growth to an incentive program in the Bank’s branch offices and the ability to offer higher interest rates on most of its deposit products.

Securities

Securities decreased to $13.8 million at March 31, 2006 compared to $14.6 million at December 31, 2005. The decrease was attributable to the maturity of $2.8 million in securities offset by purchases of $2.0 million as part of ongoing management of the Bank’s liquidity and investment portfolio.

Loans

The Bank’s net loan portfolio increased by $5.5 million, or 2.6%, from $213.1 million at December 31, 2005 to $218.6 million at March 31, 2006. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$140,108	63.1%	$138,473	63.9%
Multi-family	7,440	3.3	3,534	1.7
Commercial	32,845	14.8	33,162	15.3
Construction or development	6,057	2.7	5,415	2.5

Total real estate loans	186,450	83.9	180,584	83.4
Other loans:
Consumer loans:
Automobile	2,268	1.0	2,447	1.1
Home equity	16,674	7.5	16,170	7.5
Manufactured housing	567	0.3	576	0.3
Other	7,772	3.5	7,745	3.5

Total consumer loans	27,281	12.3	26,938	12.4
Commercial Business Loans	8,372	3.8	9,086	4.2

Total other loans	35,653	16.1	36,024	16.6

Total Loans	222,103	100.0%	216,608	100.0%

Less:
Allowance for loan losses	2,793		2,895
Net deferred loan fees	677		640
Loans in process	—		—

Total Loans, net	$218,633		$213,073

Loans, continued

One-to-four family loans increased as new loan production increased. Multi-family loans increased as a result of three new loans originated in the first quarter of 2006 totaling $3.9 million collateralized by three separate apartment complexes. Management expects most future growth in the loan portfolio to come from increased originations of commercial real estate and business loans with expanded geographic outreach facilitated by the acquisition. The availability of online mortgage origination is expected to expand the Bank’s mortgage lending activities within its current market area by offering convenience to borrowers and realtors and may lead to some originations in areas contiguous to the Bank’s current market.

The allowance for loan losses was $2,793,000 at March 31, 2006 and $2,895,000 at December 31, 2005, a reduction of $102,000 due to $118,000 in charge-offs and $16,000 in recoveries. Charge-offs for the quarter ended March 31, 2006 included $60,000 of one-to-four family mortgage loans, $53,000 of consumer loans, and $5,000 of commercial business loans not collateralized by real estate. Recoveries for the quarter ended March 31, 2006 were almost entirely from consumer loans.

Deposits

Total deposits increased $10.8 million, or 6.3%, from $172.7 million at December 31, 2005 to $183.5 million at March 31, 2006. The increase can be attributed to a $7.2 million increase in certificates of deposit, a $1.8 million increase in money market accounts, a $1.4 million increase in non-interest bearing accounts, and a $0.4 million increase in all other types of deposits combined. Of the increase in certificates of deposit, $1.1 million was in the form of brokered deposits. Most of the remaining increase came from offering higher interest rates on short-term certificates of deposit in response to a relatively flat interest rate yield curve and rates offered by local competition. Brokered deposits have been utilized to provide additional liquidity or reduce excess liquidity depending on current conditions. The increase in money market accounts was attributed to the Bank offering higher interest rates on its Investor Money Market account. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances decreased $5.4 million or 9.1% from $59.6 million at December 31, 2005 to $54.2 million at March 31, 2006. The decrease was the result of the Bank repaying maturing advances. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” discussion below.

Equity

Total equity was $40.2 million at March 31, 2006 compared to $40.6 million at December 31, 2005. This represents 14.2% and 14.6% of total assets at March 31, 2006 and December 31, 2005, respectively. The decrease in equity for the three months ended March 31, 2006 was primarily the result of the stock repurchase program announced January 30, 2006 where 50,000 shares totaling $599,000 were purchased. Other factors contributing to the decrease in equity were $160,000 in dividend payments offset by $330,000 in earnings for the same period. Management considers its equity position to be strong and has no plans or intentions to increase equity other than by continued profitable operations.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before the provision for loan losses for the quarter ended March 31, 2006 decreased $104,000 compared to the same period one year ago. The Bank’s net interest margin decreased to 3.46% for the quarter ended March 31, 2006 from 3.61% for the quarter ended March 31, 2005. Our net interest margin decreased primarily from offering certificates of deposit and money market accounts at higher interest rates that increased the Bank’s cost of funds in response to local competition and a rising interest rate environment. Interest income from loans represented 92.4% of total interest income for the quarter ended March 31, 2006 compared to 94.6% for the same period in 2005. The Bank’s ability to maintain the net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the affect of higher cost CDs and borrowings.

Net Interest Income, continued

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Three Months Ended March 31,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$7,601	$99	5.28%	$6,603	$47	2.95%
Investment securities	13,906	140	4.08	11,553	105	3.69
Other securities	4,773	67	5.69	4,708	51	4.31
Loans receivable	218,619	3,726	6.91	222,837	3,563	6.48

Total earning assets	$244,899	$4,032	6.68	$245,701	$3,766	6.22

Demand and NOW Accounts	$32,594	$18	0.22	$33,409	20	0.24
Money market accounts	16,565	101	2.47	18,482	47	1.03
Savings accounts	26,503	27	0.41	29,167	31	0.43
Certificates of deposit	100,868	997	4.01	88,585	626	2.87
Federal Home Loan Bank Advances	57,428	773	5.46	65,169	822	5.12

Total interest bearing liabilities	$233,958	1,916	3.32	$234,812	1,546	2.67

Net interest income		$2,116			$2,220

Net interest spread			3.36%			3.55%

Net interest margin			3.46%			3.61%

Provision for Loan Losses

The Bank recorded $0 provision for loan losses for the quarter ended March 31, 2006 compared to a $385,000 recovery for the quarter ended March 31, 2005. The recovery in 2005 was possible due to the Bank receiving payoffs on two loan relationships totaling $1.5 million for which the Bank had previously provided loan loss allowances of $535,000. No provision in the first quarter of 2006 was needed due to improved underwriting and a lower amount of classified loans. Net charge-offs for the quarter ended March 31, 2006 totaled $102,000 compared to $480,000 for the quarter ended March 31, 2005. The decreased level of charge-offs in 2006 was the result of improved credit quality in our loan portfolio resulting from aggressive efforts in dealing with problem loans in 2005. See “Loans” discussion above.

The following table presents non-performing assets and certain asset quality ratios at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Non-performing loans	$833	$811
Real estate in judgment	1,443	1,349
Foreclosed and repossessed assets	1,041	1,462

Total non-performing assets	$3,317	$3,622

Non-performing loans to total loans	.38%	0.37%
Non-performing assets to total assets	1.18%	1.31%
Allowance for loan losses to non-performing loans	335.29%	356.97%
Allowance for loan losses to net loans receivable	1.28%	1.36%

The Bank had 15 non-performing loan relationships as of March 31, 2006 compared to 11 non-performing loan relationships as of December 31, 2005. The improvement of asset quality remains a priority as management continues to focus on loan growth.

Noninterest Income

Noninterest income decreased by $28,000 to $752,000 for the quarter ended March 31, 2006 as compared to $780,000 for the quarter ended March 31, 2005. Gain on sale of loans decreased to $68,000 from $137,000 for the same period a year ago as mortgage banking activities were reduced as a result of total sales volume for the quarter (28 loans as of March 31, 2006 compared to 45 loans as of March 31, 2005) being affected by a sluggish local economy, rising interest rates and less refinancing activity. Management expects loan sales volume to be higher in the second, third and fourth quarters of 2006 than it was in the first quarter, however, it will be difficult to match the volume levels attained in 2005. Other income increased $45,000 for the quarter ended March 31, 2006 as compared to the same period in 2005. Included in other income, net gains on sales of real estate owned were $33,000 for the quarter ended March 31, 2006, compared to no gains or losses on sales of real estate for the quarter ended March 31, 2005, and investment services income increased $6,000 for the quarter ended March 31, 2006 as compared to the same period in 2005.

Noninterest Expense

Noninterest expense decreased by $358,000 for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, a decrease of 12.7%. Occupancy and equipment decreased $31,000 due to decreased maintenance costs and depreciation expense. Professional fees decreased $16,000 as legal and employee recruiting costs decreased. Foreclosed property expenses decreased $254,000 for the three months ended March 31, 2006 compared to the same period in 2005. Management recorded a $275,000 writedown of a foreclosed property in March 2005, and the Bank had a $21,000 increase in foreclosed property operating expenses for the quarter ended March 31, 2006 as compared to the same period in 2005. Amortization of core deposit intangible decreased $24,000 for the quarter ended March 31, 2006 as compared to the same period in 2005 as management expects to see a $6,000 per month decrease in these costs for the remainder of 2006. Other decreases in noninterest expense for the quarter ended March 31, 2006 as compared to the same period for 2005 include a $9,000 decrease in accrued Michigan Single Business taxes due to lower taxable income and a $5,000 decrease in office supplies and printing expenses resulting from the reduction of supply inventory levels.

Federal Income Tax Expense

The Company’s provision for federal income taxes decreased $77,000 for the quarter ended March 31, 2006 compared to the same period in 2005 due to decreased income before taxes in 2006. The effective tax rate for the quarter ended March 31, 2006 was 18.5% of income before tax as compared to 26.9% for the same period in 2005. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership, fluctuations of permanent book and tax differences such as non-taxable income and non-deductible expenses, and adjustments made to the tax accruals as the Company finalized its year end tax return. The Company expects the effective tax rate to increase to approximately 24% -25% for the remainder of 2006.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2006 totaled $71.5 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At March 31, 2006 and based on current collateral levels, the Bank could borrow an additional $27.5 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

LIQUIDITY, continued

The Bank’s total cash and cash equivalents increased by $1.2 million during the three month period ended March 31, 2006 compared to a $1.6 million increase for the same period in 2005. The primary provider of cash for the three months ended March 31, 2006 was an increase in deposits totaling $10.7 million compared to an increase in deposits of $9.0 million for the three months ended March 31, 2005. Maturities of available for sale securities net of purchases provided $0.7 million for the three months ended March 31, 2006 whereas the same activity used $5.4 million for the same period in 2005. The primary use of cash for the three months ended March 31, 2006 was due to new loan originations exceeding collections on loans by $6.1 million compared to collections exceeding new loan originations by $1.4 million during the three months ended March 31, 2005. FHLB advance repayments net of new borrowings used $5.4 million during the three months ended March 31, 2006 compared to $3.5 million for the three months ended March 31, 2005. Management expects its primary source of funds to be new deposit balances and its primary use of funds to be growth in loan balances.

CONTRACTUAL OBLIGATIONS

The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2006, the aggregate contractual obligations and commitments are:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Certificates of deposit	$104,127	$71,544	$25,530	$7,045	$8
FHLB advances	54,176	6,199	26,299	8,328	13,350

Total	$158,303	$77,743	$51,829	$15,373	$13,358

Other Commitments	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Commitments to grant loans	$7,280	$7,280	$—	$—	$—
Unfunded commitments under HELOCs	17,604	1,280	3,831	3,234	9,259
Unfunded commitments under Commercial LOCs	385	385	—	—	—
Letters of credit	64	64	—	—	—

Total	$25,333	$9,009	$3,831	$3,234	$9,259

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of March 31, 2006, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of March 31, 2006 were as follows: tangible capital, 9.84%; leverage capital, 9.84%; and total risk-based capital, 15.22%. The regulatory capital requirements to be considered well capitalized are 3.0%, 5.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

The Corporation’s primary market risk exposure is interest rate risk (“IRR”). Interest rate risk refers to the risk that changes in market interest rates might adversely affect the Corporation’s net interest income or the economic value of its portfolio of assets, liabilities, and off-balance sheet contracts. Interest rate risk is primarily the result of an imbalance between the price sensitivity of the Corporation’s assets and its liabilities (including off-balance sheet contracts). Such imbalances can be caused by differences in the maturity, repricing and coupon characteristics of assets and liabilities, and options, such as loan prepayment options, interest rate caps and floors, and deposit withdrawal options. These imbalances, in combination with movement in interest rates, will alter the pattern of the Corporation’s cash inflows and outflows, affecting the earnings and economic value of the Corporation.

ITEM 3.	QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK, continued

The Corporation’s primary tool for assessing IRR is the Office of Thrift Supervision Net Portfolio Value (“NPV”) Model. The model uses scenario analysis to evaluate the IRR risk exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. The OTS utilizes guidelines based on the model to determine the level of IRR for the Bank. The levels, from least risk to most risk, are; minimal, moderate, significant, high and imminent threat. Based on the model, as of March 31, 2005 and December 31, 2005 the Bank’s IRR level was regarded as “minimal”. Data from the model as of March 31, 2006 is not yet available but management does not believe its IRR position has significantly changed since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Corporation. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/06 – 01/31/06	-0-	Not Applicable	-0-	270,000
02/01/06 – 02/28/06	50,000	$11.98	50,000	220,000
03/01/06 – 03/31/06	-0-	Not Applicable	-0-	220,000
Total	50,000	$11.98	50,000	220,000

(1)	We repurchased an aggregate of 50,000 shares of our common stock pursuant to the repurchase program that we announced on January 24, 2006 (the “Program”).
(2)

Our board of directors approved the repurchase by us of up to an aggregate of 270,000 shares of our common stock pursuant to the Program. The expiration date of this Program is January 30, 2007. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

OTHER INFORMATION, continued

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

See the index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date: May 9, 2006	By:	/s/ Donald L. Denney

Donald L. Denney
President and Chief Executive Officer

Date: May 9, 2006	And:	/s/ Ralph A. Micalizzi, Jr.

Ralph A. Micalizzi, Jr.
Vice President, Chief Financial Officer
and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.