Form 10-Q
period 2006-06-30
MONARCH COMMUNITY BANCORP INC
filed 2006-08-03
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 24, 2006, there were 2,662,298 shares of the issuer’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2006	2005
	(Dollars in thousands, except per share data)

Assets
Cash and due from banks	$8,922	$9,298
Federal Home Loan Bank overnight time and
other interest bearing deposits	5,533	6,988

Total cash and cash equivalents	14,455	16,286

Securities - Available for sale	13,378	14,337
Securities - Held to maturity	237	247
Other securities	4,841	4,837
Real estate investment - Limited partnership, at equity	1,054	1,129
Loans held for sale	72	168
Loans, net	227,743	213,073
Foreclosed assets, net	2,603	2,811
Premises and equipment	5,540	5,706
Goodwill	9,606	9,606
Core deposit intangible	1,229	1,384
Other assets	6,663	7,484
Total assets	$287,421	$277,068

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$14,071	$12,868
Interest-bearing	165,737	159,878

Total deposits	179,808	172,746

Federal Home Loan Bank advances	60,592	59,562
Accrued expenses and other liabilities	6,601	4,184

Total liabilities	247,001	236,492
Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,712,298 shares issued and 2,662,298 shares outstanding at June 30, 2006,
2,710,596 shares issued and outstanding at December 31, 2005	27	27
Additional paid-in capital	28,215	28,150
Retained earnings	14,727	14,401
Accumulated other comprehensive income	(221)	(155)
Treasury stock, at cost	(599)	—
Unearned compensation	(1,729)	(1,847)
Total stockholders’ equity	40,420	40,576
Total liabilities and stockholders’ equity	$287,421	$277,068

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	(Unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,930	$3,538	$7,656	$7,101
Investment securities	201	170	408	326
Federal funds sold and overnight deposits	103	55	202	102
Total interest income	4,234	3,763	8,266	7,529

Interest Expense
Deposits	1,275	784	2,418	1,508
Federal Home Loan Bank advances	774	812	1,547	1,634
Total interest expense	2,049	1,596	3,965	3,142
Net Interest Income	2,185	2,167	4,301	4,387
Provision for Loan Losses	—	—	—	(385)
Net Interest Income After Provision
for Loan Losses	2,185	2,167	4,301	4,772

Noninterest Income
Fees and service charges	579	531	1,037	997
Loan servicing fees	112	116	229	229
Net gain on sale of loans	92	123	160	260
Other income	20	74	129	138
Total noninterest income	803	844	1,555	1,624

Noninterest Expenses
Salaries and employee benefits	1,293	1,254	2,572	2,531
Occupancy and equipment	254	282	514	573
Data processing	181	165	350	337
Amortization of mortgage servicing rights	104	111	205	215
Professional services	136	161	257	298
Amortization of core deposit intangible	69	86	155	196
NOW account processing	41	50	84	99
ATM/Debit card processing	63	56	119	107
Foreclosed property expense	98	39	155	350
Other general and administrative	303	336	594	655
Total noninterest expense	2,542	2,540	5,005	5,361
Income - Before income taxes	446	471	851	1,035
Income Taxes	130	120	205	272
Net Income	$316	$351	$646	$763
Earnings Per Share
Basic	$0.12	$0.14	$0.25	$0.30
Diluted	$0.12	$0.14	$0.25	$0.30

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	(Unaudited)
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Treasury Stock	Unearned Compensation	Total

Balance - January 1, 2005	2,709	$27	$28,059	$13,529	$2	$—	$(2,198)	$39,419

Issuance of 1,000 shares of common stock at $12.10/share in connection with Restricted Stock Plan	1		12				(12)	—
Vesting of restricted shares							161	161
1,528 shares repurchased at $12.10/share	(2)		(18)					(18)
Comprehensive Income:
Net Income				763				763
Change in unrealized gain on
securities available-for-sale,					(34)			(34)
Total comprehensive income								729

Dividends paid ($0.10/share)	—	—	—	(271)	—	—	—	(271)

Balance - June 30, 2005	2,708	$27	$28,053	$14,021	$(32)	$—	$(2,049)	$40,020

Balance - January 1, 2006	2,710	$27	$28,150	$14,401	$(155)	$—	$(1,847)	$40,576
Issuance of 3,884 shares of common stock at an average price of $12.03/share in connection with Restricted Stock Plan	4		46				(46)	—
Vesting of restricted shares							164	164
2,182 shares repurchased at $11.40/share	(2)		(24)					(24)
Purchases of treasury stock-50,000 shares						(599)		(599)
Stock option expenses			43					43
Comprehensive Income:
Net Income				646				646
Change in unrealized gain on
securities available-for-sale,					(66)			(66)
Total comprehensive income								580

Dividends paid ($0.12/share)	—	—	—	(320)	—	—	—	(320)

Balance - June 30, 2006	2,712	$27	$28,215	$14,727	$(221)	$(599)	$(1,729)	$40,420

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$646	$763
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	647	634
Provision for loan losses	—	(385)
Stock option expense	43	—
Stock dividends on other securities	—	(100)
(Gain) loss on sale of foreclosed assets	(8)	20
Mortgage loans originated for sale	(7,560)	(12,306)
Proceeds from sale of mortgage loans	7,816	11,978
Gain on sale of mortgage loans	(160)	(260)
(Gain) loss on sale of premises and equipment	—	(45)
Earned stock compensation	164	161
Net change in:
Deferred loan fees	(55)	47
Accrued interest receivable	15	(62)
Other assets	657	1,072
Accrued expenses and other liabilities	2,417	1,408
Net cash provided by operating activities	4,622	2,925
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(1,993)	(5,932)
Proceeds from maturities of securities	2,862	1,188
Activity in held-to-maturity securities:
Purchases	(4)	—
Proceeds from maturities of securities	10	10
Loan originations and principal collections, net	(15,815)	6,368
Proceeds from sale of foreclosed assets	1,479	1,477
Proceeds on sale of premises and equipment	—	343
Purchase of premises and equipment	(88)	(86)
Net cash provided by (used in) investing activities	(13,549)	3,368
Cash Flows From Financing Activities
Net increase in deposits	7,009	1,737
Issuance of common stock	—	12
Repurchase of common stock	(623)	(18)
Dividends paid	(320)	(271)
Proceeds from FHLB advances	10,000	1,000
Repayment of FHLB advances	(8,970)	(5,197)
Net cash provided by (used in) financing activities	7,096	(2,737)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,831)	3,556
Cash and Cash Equivalents - January 1	16,286	15,649
Cash and Cash Equivalents - June 30	$14,455	$19,205
Supplemental Cash Flow Information:
Cash paid (received) for:
Interest	3,891	3,308
Income taxes	—	—
Noncash investing activities:
Loans transferred to foreclosed assets	1,201	1,575
Issuance of common stock in connection with the 2003
Recongnition and Retention Plan	46	12

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates six full service offices and one drive-through only office. The Bank owns 100% of First Insurance Agency, a minority ownership in a limited liability company that operates a title agency, and ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

Community Services Group, Inc. with assets totaling $996,000 has been dissolved as of April 30, 2006 with all assets being transferred to Monarch Community Bank resulting in no gain or loss on the dissolution.

On June 3, 2006, the Corporation completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Corporation became a federal bank holding company regulated by the Board of Governors of the Federal Reserve and the Bank became regulated by Michigan’s Office of Financial and Insurance Services (“OFIS”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Corporation and the Bank had been regulated by the Office of Thrift Supervision.

BASIS OF PRESENTATION

The condensed consolidated financial statements of the Corporation include the accounts of Monarch Community Bank and First Insurance Agency. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements for interim periods are unaudited; however, in the opinion of the Corporation’s management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Corporation’s financial position and results of operations have been included.

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

The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year period.

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

ALLOWANCE FOR LOAN LOSSES, continued

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

EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic earnings per share
Numerator:
Net income	$316	$351	$646	$763

Denominator:
Weighted average common shares outstanding	2,711	2,709	2,711	2,709
Less: Average unallocated ESOP shares	(111)	(130)	(111)	(130)
Less: Average non-vested RRP shares	(60)	(59)	(58)	(63)
Weighted average common shares outstanding
for basic earnings per share	2,540	2,520	2,542	2,516

Basic earnings per share	$0.12	$0.14	$0.25	$0.30
Diluted earnings per share
Numerator:
Net income	$316	$351	$646	$763

Denominator:
Weighted average common shares outstanding
for basic earnings per share	2,540	2,520	2,542	2,516
Add: Dilutive effects of restricted stock and stock options	—	—	—	—
Weighted average common shares and dilutive
potential common shares outstanding	2,540	2,520	2,542	2,516

Diluted earnings per share	$0.12	$0.14	$0.25	$0.30

STOCK-BASED COMPENSATION

SFAS No. 123(R) requires all public companies to measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted and recognized over the employee service period, which is usually the vesting period of the options. As amended, this statement became effective for the Corporation’s fiscal year beginning January 1, 2006. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.

STOCK-BASED COMPENSATION, continued

The Corporation adopted the modified prospective method as required by SFAS 123 (R) which requires companies to expense the fair value of new stock option awards as well as the fair value of all unvested options outstanding at December 31, 2005 over the vesting period. Total compensation cost related to stock options was $43,000 and $0 for the six months ended June 30, 2006 and 2005 respectively.

No options were granted in the second quarter of 2006. Options granted in the first quarter of 2006, under the fair value method, had an exercise price equal to the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method in 2006 and 2005, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

	Six months ended
	June 30,	June 30,
	2006	2005
As reported net income	$646	$763
Stock option expenses	43	—
Less: additional stock-based compensation determined
under the fair value method, net of tax	(43)	(44)
	$646	$719

As reported earnings per share	$0.25	$0.30
Proforma earnings per share	$0.25	$0.29
As reported earnings per diluted share	$0.25	$0.30
Proforma earnings per diluted share	$0.25	$0.29

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

CRITICAL ACCOUNTING POLICIES, continued

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

FINANCIAL CONDITION

Total Assets

Assets increased $10.3 million to $287.4 million at June 30, 2006 compared to $277.1 million at December 31, 2005. Management attributes growth to its continued focus on increasing the Bank’s loan portfolio with management expecting a continued rise in interest rates in the second half of 2006. Management attributes deposit growth to an incentive program in the Bank’s branch offices and the ability to offer higher interest rates on most of its deposit products.

Securities

Securities decreased to $13.6 million at June 30, 2006 compared to $14.6 million at December 31, 2005. The decrease was attributable to the maturity of $2.9 million in securities offset by purchases of $2.0 million as part of ongoing management of the Bank’s liquidity and investment portfolio.

Loans

The Bank’s net loan portfolio increased by $14.6 million, or 6.9%, from $213.1 million at December 31, 2005 to $227.7 million at June 30, 2006. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$140,621	60.9%	$138,473	63.9%
Multi-family	7,241	3.1	3,534	1.6
Commercial	36,596	15.8	33,162	15.3
Construction or development	8,791	3.8	5,415	2.5
Total real estate loans	193,249	83.6	180,584	83.3
Other loans:
Consumer loans:
Automobile	2,136	0.9	2,447	1.1
Home equity	17,834	7.7	16,170	7.5
Manufactured housing	546	0.3	576	0.3
Other	7,479	3.2	7,745	3.6
Total consumer loans	27,995	12.1	26,938	12.5
Commercial Business Loans	9,785	4.3	9,086	4.2
Total other loans	37,780	16.4	36,024	16.7
Total Loans	231,029	100.0%	216,608	100.0%
Less:
Allowance for loan losses	2,591		2,895
Net deferred loan fees	695		640
Loans in process	—		—
Total Loans, net	$227,743		$213,073

Loans, continued

One-to-four family loans and construction loans increased as new loan production increased. Multi-family loans increased as a result of three new loans originated in the first quarter of 2006 totaling $3.9 million collateralized by three separate apartment complexes. Commercial loans secured by real estate increased as a result of $2.3 million in new loan originations and a $2.4 million increase in outstanding commercial lines of credit. Management expects most future growth in the loan portfolio to come from increased originations of commercial real estate and business loans with expanded geographic outreach facilitated by the 2004 acquisition.

The allowance for loan losses was $2,591,000 at June 30, 2006 and $2,895,000 at December 31, 2005, a reduction of $305,000 due to $334,000 in charge-offs and $29,000 in recoveries. Charge-offs for the six months ended June 30, 2006 included $132,000 of one-to-four family mortgage loans, $94,000 of consumer loans, $15,000 of commercial business loans collateralized by real estate and $93,000 of commercial business loans not collateralized by real estate. Charge-offs for the quarter ended June 30, 2006 included $72,000 of one-to-four family mortgage loans, $41,000 of consumer loans, $15,000 of commercial loans collateralized by real estate, and $87,000 of commercial business loans not collateralized by real estate. Of the recoveries for the six months ended June 30, 2006, $24,000 was from consumer loans. See the “Provision for Loan Losses” paragraphs that follow for further explanation regarding charge-offs.

Deposits

Total deposits increased $7.1 million, or 4.1%, from $172.7 million at December 31, 2005 to $179.8 million at June 30, 2006. The increase can be attributed to a $5.8 million increase in certificates of deposit, a $2.7 million increase in money market accounts, a $1.2 million increase in non-interest bearing accounts, and a $2.6 million decrease in all other types of deposits combined. Of the increase in certificates of deposit, $3.7 million was in the form of brokered deposits. Most of the remaining increase in certificates of deposit came from offering higher interest rates on short-term certificates in response to a relatively flat interest rate yield curve and rates offered by local competition. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. The increase in money market accounts was attributed to the Bank offering higher interest rates on its Investor Money Market Account. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances increased $1.0 million or 1.7% from $59.6 million at December 31, 2005 to $60.6 million at June 30, 2006. The increase partially due to Bank borrowing additional funds due to a $3.7 million decrease in deposits during the second quarter of 2006. Total proceeds from FHLB advances for the six months ended June 30, 2006 were $10.0 million and total repayments were $9.0 million. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” discussion below, and also see the “Liquidity” discussion later in this report regarding available borrowings.

Equity

Total equity was $40.4 million at June 30, 2006 compared to $40.6 million at December 31, 2005. This represents 14.1% and 14.6% of total assets at June 30, 2006 and December 31, 2005, respectively. Decreases in equity for the six months ended June 30, 2006 included the stock repurchase program announced January 30, 2006 where 50,000 shares totaling $599,000 were purchased along with $320,000 in dividend payments. Increases in equity resulted from $646,000 in earnings for the same period. Management considers its equity position to be strong.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before the provision for loan losses for the quarter ended June 30, 2006 increased $18,000 compared to the same period one year ago. The increase came primarily from a $392,000 increase in interest income on loans, a $79,000 increase in interest income on investment securities, federal funds sold and overnight deposits combined, and a $38,000 decrease in interest expense on FHLB advances offset by a $491,000 increase in interest expense on deposits. The Bank’s net interest margin decreased to 3.52% for the quarter ended June 30, 2006 from 3.54% for the quarter ended June 30, 2005 as our change in deposit yield increased more than our change in loan yield. Interest income from loans represented 92.8% of total interest income for the quarter ended June 30, 2006 compared to 94.0% for the same period in 2005.

Net interest income before the provision for loan losses for the six months ended June 30, 2006 decreased $86,000 compared to the same period one year ago. The Bank’s net interest margin decreased to 3.49% for the six months ended June 30, 2006 from 3.56% for the six months ended June 30, 2005. Our net interest margin decreased primarily from offering certificates of deposit and money market accounts at higher interest rates that increased the Bank’s cost of funds. Interest income from loans represented 92.6% of total interest income for the six months ended June 30, 2006 compared to 94.3% for the same period in 2005. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost CDs and borrowings.

Net Interest Income, continued

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Six Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$6,644	$202	6.13%	$6,204	$102	3.32%
Investment securities	13,724	281	4.13	12,581	227	3.64
Other securities	4,773	127	5.37	4,733	99	4.22
Loans receivable	221,616	7,656	6.97	222,837	7,101	6.43
Total earning assets	$246,757	$8,266	6.76	$246,355	$7,529	6.16

Demand and NOW Accounts	$29,178	$35	0.24	$36,154	40	0.22
Money market accounts	17,109	231	2.72	17,739	90	1.02
Savings accounts	26,293	55	0.42	29,342	61	0.42
Certificates of deposit	105,758	2,097	4.00	89,031	1,317	2.98
Federal Home Loan Bank Advances	56,976	1,547	5.48	63,672	1,634	5.18
Total interest bearing liabilities	$235,314	3,965	3.40	$235,938	3,142	2.69
Net interest income		$4,301			$4,387
Net interest spread			3.36%			3.48%
Net interest margin			3.49%			3.56%

Provision for Loan Losses

The Bank recorded no provision for loan losses for the quarters ended June 30, 2006 and 2005, respectively. Net charge-offs for the quarter ended June 30, 2006 totaled $203,000 compared to $2.3 million for the quarter ended June 30, 2005. During the quarter ended June 30, 2005, the Bank sold $6.2 million of one-to-four family and commercial real estate loans and properties which had been foreclosed upon for $4.0 million. The Bank had previously established reserves for losses totaling $2.2 million on this group of assets so no additional loss provisions were necessary as a result of this transaction. The purpose of the loan sale was to reduce the amount of problem assets on the Bank’s books so management could continue to focus on returning the Bank to profitability. The decreased level of charge-offs in 2006 was the result of improved credit quality in our loan portfolio resulting from aggressive efforts in dealing with problem loans in 2005.

The Bank recorded $0 provision for loan losses for the six months ended June 30, 2006 compared to a $385,000 recovery for same period a year ago. The recovery in 2005 was possible due to the Bank receiving payoffs on two loan relationships totaling $1.5 million for which the Bank has previously provided loan loss allowances of $535,000. Asset quality was considered in determining the need for a provision for loan losses. If the level of non-performing assets increases, a provision for loan loss may be needed. No provision in the second quarter of 2006 was needed as the Bank has maintained a low level of charge-offs as compared to previous years and has lowered the level of total non-performing assets. Loans charged off during the six months ended June 30, 2006 were already reserved for in the provision for loan losses as of December 31, 2005. Net charge-offs for the six months ended June 30, 2006 totaled $305,000 compared to $2.8 million for the six months ended June 30, 2005. The decreased level of charge-offs in 2006 was the result of improved credit quality in our loan portfolio resulting from aggressive efforts in dealing with problem loans in 2005.

The following table presents non-performing assets and certain asset quality ratios at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)

Non-performing loans	$872	$811
Real estate in judgment	1,057	1,349
Foreclosed and repossessed assets	1,545	1,462
Total non-performing assets	$3,474	$3,622

Non-performing loans to total loans	0.38%	0.37%
Non-performing assets to total assets	1.21%	1.31%
Allowance for loan losses to non-performing loans	297.13%	356.97%
Allowance for loan losses to net loans receivable	1.14%	1.36%

Provision for Loan Losses, continued

The Bank had 12 non-performing loan relationships as of June 30, 2006 compared to 11 non-performing loan relationships as of December 31, 2005 which is a result of stabilizing credit quality and implementing the credit policies set in place by senior management since September, 2004. The improvement of asset quality remains a priority while management continues to focus on loan growth.

Noninterest Income

Noninterest income decreased $41,000 or 4.9%, to $803,000 for the quarter ended June 30, 2006 as compared to $844,000 for the quarter ended June 30, 2005. Fees and service charges increased to $579,000 from $531,000 for the same period a year ago as the Bank increased its level of bounce protection on customer direct deposit accounts (effective May 1, 2006) which created a $33,000 increase in NSF fees. The remaining increase in fees and service charges compared to the same period a year ago was from a $9,000 increase in fees for certificates of deposit early withdrawal penalties and a $5,000 increase in ATM income. Gain on sale of loans decreased to $92,000 from $123,000 for the same quarter a year ago as mortgage banking activities were reduced compared to the same quarter in 2005 due to lower than expected sales of loans (38 for the quarter ended June 30, 2006 compared to 47 for the quarter ended June 30, 2005) and rising interest rates. Other income decreased $54,000 for the quarter ended June 30, 2006 as compared to the same period in 2005. This was primarily due to the Bank earning a $56,000 gain on the sale of its Jonesville branch office in June 2005.

Noninterest income decreased $69,000 or 4.2%, to $1.6 million for the six months ended June 30, 2006 as compared to $1.6 million for the six months ended June 30, 2005. Fees and service charges increased to $1.0 million from $997,000 for the same period a year ago due to the reasons mentioned in the preceding paragraph. Gain on sale of loans decreased to $160,000 from $260,000 for the same period a year ago as mortgage banking activities were reduced compared to the same period in 2005 due to lower than expected sales of loans (66 as of June 30, 2006 compared to 92 as of June 30, 2005) due to a lower level of customer refinancing and rising interest rates. Other income decreased $9,000 for the six months ended June 30, 2006 as compared to the same period in 2005. Net gains on sales of fixed assets (including the Jonesville branch office) decreased to $0 from $45,000 for the same period a year ago. Net gains on sales of real estate owned were $8,000 for the six months ended June 30, 2006, compared to $19,000 in losses on sales of real estate for the six months ended June 30, 2005. The remaining increases in other income were not significant.

Noninterest Expense

Noninterest expense increased $2,000 or 0.1%, for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. Salaries and employee benefits increased $39,000 due to annual salary and wage increases approved the Compensation Committee of the Board of Directors for 2006. Occupancy and equipment decreased $28,000 for those same periods due to decreased maintenance costs and depreciation expense. Professional fees decreased $25,000 as accounting, auditing, and legal costs decreased, and data processing expense increased $16,000 due to higher licensing, software and service bureau costs. Foreclosed property expenses increased $59,000 for the quarter ended June 30, 2006 compared to the same period in 2005. Management recorded $42,000 in writedowns of foreclosed properties in the second quarter of June 2006 compared to $8,000 in writedowns in the second quarter of 2005. The Bank had a $25,000 increase in foreclosed property operating expenses for the same respective periods. Amortization of core deposit intangible decreased $17,000 for the quarter ended June 30, 2006 as amortization of this asset continues to slow from year to year. Management expects to see an expense of $23,000 per month for the remainder of 2006 compared to $29,000 for the last three quarters of 2005. Other decreases in noninterest expense for the quarter ended June 30, 2006 as compared to the same period for 2005 include a $4,000 decrease in Michigan Single Business taxes due to lower taxable income, a $17,000 decrease in office supplies and printing expenses resulting from the reduction of supply inventory levels, and a $17,000 decrease in loan fees related to indirect lending as management has decided to significantly reduce this activity due to the credit risk involved.

Noninterest expense decreased by $356,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, a decrease of 6.6%. Salaries and employee benefits increased $41,000, occupancy and equipment expense decreased $59,000 and professional fees decreased $41,000 for the same reasons mentioned above. Foreclosed property expenses decreased $195,000 for the six months ended June 30, 2006 compared to the same period in 2005. Management recorded a $42,000 in writedowns of foreclosed properties compared to $283,000 in the six month period ending June 2005, and the Bank had a $46,000 increase in foreclosed property operating expenses for the six months ended June 30, 2006 as compared to the same period in 2005. Amortization of core deposit intangible decreased $41,000 for the six months ended June 30, 2006. Other decreases in noninterest expense for the six months ended June 30, 2006 as compared to the same period for 2005 include a $20,000 decrease in Michigan Single Business taxes, a $22,000 decrease in office supplies and printing expenses and a $23,000 decrease in loan fees related to indirect lending all of which were for the same reasons mentioned above.

Federal Income Tax Expense

The Company’s provision for federal income taxes increased $10,000 for the quarter ended June 30, 2006 compared to the same period in 2005. The effective tax rate for the quarter ended June 30, 2006 was 29.1% of income before tax as compared to 25.5% for the same period in 2005.

Federal Income Tax Expense, continued

The Company’s provision for federal income taxes decreased $67,000 for the six months ended June 30, 2006 compared to the same period in 2005 due to decreased income before taxes in 2006. The effective tax rate for the six months ended June 30, 2006 was 24.1% of income before tax as compared to 26.3% for the same period in 2005. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2006 totaled $69.9 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At June 30, 2006 and based on current collateral levels, the Bank could borrow an additional $20.3 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents decreased by $1.8 million during the six month period ended June 30, 2006 compared to a $3.6 million increase for the same period in 2005. The primary sources of cash for the six months ended June 30, 2006 were $10.0 million in proceeds from FHLB advances, $7.8 million in proceeds from the sale of mortgage loans, and a $7.0 million increase in deposits compared to $1.0 million in proceeds from FHLB advances, $12.0 million in proceeds from the sale of mortgage loans and a $1.7 million increase in deposits for the six months ended June 30, 2005. Maturities of available for sale securities net of purchases provided $0.9 million for the six months ended June 30, 2006 whereas the same activity used $4.7 million for the same period in 2005. The primary uses of cash for the six months ended June 30, 2006 were $15.8 million of new loan originations exceeding principal collections, $9.0 million in repayments of FHLB advances and $7.6 million in new loans originated for sale compared to $5.2 million in repayments of FHLB advances and $12.3 million in new loans originated for sale in 2005. Management expects its primary source of funds to be new deposit balances and its primary use of funds to be growth in loan balances.

CONTRACTUAL OBLIGATIONS

The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2006, the aggregate contractual obligations and commitments are:

Contractual Obligations	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$102,719	$69,914	$24,819	$7,945	$41
FHLB advances	60,592	13,615	26,299	7,328	13,350

Total	$163,311	$83,529	$51,118	$15,273	$13,391

Other Commitments	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$2,842	$2,842	$—	$—	$—
Unfunded commitments under HELOCs	18,360	1,341	4,301	3,931	8,787
Unfunded commitments under Commercial LOCs	1,634	1,494	—	140	—
Letters of credit	64	64	—	—	—

Total	$22,900	$5,741	$4,301	$4,071	$8,787

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of June 30, 2006, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of June 30, 2006 were as follows: Tier 1 leverage ratio 9.98%, Tier 1 risk-based capital ratio 13.18%; and total risk-based capital, 14.39%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.

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

The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR risk exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. The levels, from least risk to most risk, are; minimal, moderate, significant, high and imminent threat. Data from the model, as of June 30, 2006, March 31, 2006 and December 31, 2005 indicates that the Bank’s IRR level remains minimal.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	Election of Directors with terms ending in 2009

Stephen M. Ross	For: 2,316,882	Withheld: 116,453
Martin M. Mitchell	For: 2,330,695	Withheld: 102,640
Gordon L. Welch	For: 2,317,282	Withheld: 116,053

The following are the names of the directors (and the remaining terms) whose terms continued after the meeting:

Craig W. Dally	Term Expires: 2007
Donald L. Denney	Term Expires: 2007
Richard L. Dobbins	Term Expires: 2007
Harold A. Adamson	Term Expires: 2008
Lauren L. Bracy	Term Expires: 2008
James R. Vozar	Term Expires: 2008

2.	Ratification of appointment of Plante & Moran, LLP as independent auditors for the fiscal year ending December 31, 2006:

For: 2,294,072	Against: 132,292	Abstain: 6,071

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

See the index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date: August 3, 2006	By: /s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: August 3, 2006	And: /s/ Ralph A. Micalizzi, Jr.
Ralph A. Micalizzi, Jr.
Vice President, Chief Financial Officer
and Treasurer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Management Continuity Agreement with Eric C. Cook (Incorporated by reference from current report on Form 8-K filed April 26, 2006).

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.