Form 10-Q
period 2006-09-30
MONARCH COMMUNITY BANCORP INC
filed 2006-11-09
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 24, 2006, there were 2,533,902 shares of the issuer’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2006	December 31, 2005

	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$7,039	$9,298
Federal Home Loan Bank overnight time and other interest bearing deposits	9,053	6,988

Total cash and cash equivalents	16,092	16,286

Securities – Available for sale	13,713	14,337
Securities – Held to maturity	233	247
Other securities	4,442	4,837
Real estate investment – Limited partnership, at equity	1,017	1,129
Loans held for sale	70	168
Loans, net	233,939	213,073
Foreclosed assets, net	2,317	2,811
Premises and equipment	5,429	5,706
Goodwill	9,606	9,606
Core deposit intangible	1,161	1,384
Other assets	6,458	7,484

Total assets	$294,477	$277,068

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$14,658	$12,868
Interest-bearing	175,607	159,878

Total deposits	190,265	172,746

Federal Home Loan Bank advances	60,117	59,562
Accrued expenses and other liabilities	4,821	4,184

Total liabilities	255,203	236,492

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock – $0.01 par value, 20,000,000 shares authorized, 2,711,202 shares issued and 2,533,902 shares outstanding at September 30, 2006, 2,710,596 shares issued and outstanding at December 31, 2005	27	27
Additional paid-in capital	28,224	28,150
Retained earnings	14,901	14,401
Accumulated other comprehensive income	(90)	(155)
Treasury stock, at cost	(2,110)	—
Unearned compensation	(1,678)	(1,847)

Total stockholders’ equity	39,274	40,576

Total liabilities and stockholders’ equity	$294,477	$277,068

See accompanying notes to condensed consolidated financial statements.
1

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005

	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,150	$3,550	$11,806	$10,651
Investment securities	190	186	598	512
Federal funds sold and overnight deposits	75	82	277	184

Total interest income	4,415	3,818	12,681	11,347

Interest Expense
Deposits	1,406	860	3,824	2,368
Federal Home Loan Bank advances	849	806	2,396	2,440

Total interest expense	2,255	1,666	6,220	4,808

Net Interest Income	2,160	2,152	6,461	6,539
Provision for Loan Losses	—	—	—	(385)

Net Interest Income After Provision for Loan Losses	2,160	2,152	6,461	6,924

Noninterest Income
Fees and service charges	580	532	1,617	1,529
Loan servicing fees	109	119	338	348
Net gain on sale of loans	59	189	219	449
Net gain (loss) on sale of securities	(20)	—	(20)	—
Other income (loss)	15	44	144	182

Total noninterest income	743	884	2,298	2,508

Noninterest Expenses
Salaries and employee benefits	1,252	1,267	3,824	3,798
Occupancy and equipment	256	262	770	835
Data processing	176	182	526	519
Amortization of mortgage servicing rights	88	118	293	333
Professional services	90	123	347	421
Amortization of core deposit intangible	68	87	223	283
NOW account processing	42	40	126	139
ATM/Debit card processing	64	60	183	167
Foreclosed property expense	83	58	238	408
Other general and administrative	319	344	913	999

Total noninterest expense	2,438	2,541	7,443	7,902

Income - Before income taxes	465	495	1,316	1,530
Income Taxes	133	129	338	401

Net Income	$332	$366	$978	$1,129

Earnings Per Share

Basic	$0.14	$0.15	$0.39	$0.45

Diluted	$0.14	$0.15	$0.39	$0.45

See accompanying notes to condensed consolidated financial statements.
2

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock				Accumulated

	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Other Comprehensive Income	Treasury Stock	Unearned Compensation	Total

Balance – January 1, 2005	2,709	$27	$28,059	$13,529	$2	$—	$(2,198)	$39,419

Issuance of 1,000 shares of common stock at $12.10/share in connection with Restricted Stock Plan	1		12				(12)	—
Vesting of restricted shares							213	213
2,624 shares repurchased at an average price of $12.27/share	(2)		(32)					(32)
Comprehensive Income:
Net Income				1,129				1,129
Change in unrealized gain on securities available-for-sale,					(75)			(75)

Total comprehensive income								1,054
Dividends paid ($0.15/share)	—	—	—	(406)	—	—	—	(406)

Balance – September 30, 2005	2,708	$27	$28,039	$14,252	$(73)	$—	$(1,997)	$40,248

Balance – January 1, 2006	2,710	$27	$28,150	$14,401	$(155)	$—	$(1,847)	$40,576
Issuance of 3,884 shares of common stock at an average price of $12.03/share in connection with Restricted Stock Plan	4		46				(46)	—
Vesting of restricted shares							215	215
3,278 shares repurchased at an average price of $11.45/share	(3)		(37)					(37)
Purchases of treasury stock-177,300 shares	(177)					(2,110)		(2,110)
Stock option expenses			65					65
Comprehensive Income:
Net Income				978				978
Change in unrealized gain on
securities available-for-sale,					65			65

Total comprehensive income								1,043
Dividends paid ($0.18/share)	—	—	—	(478)	—	—	—	(478)

Balance – September 30, 2006	2,534	$27	$28,224	$14,901	$(90)	$(2,110)	$(1,678)	$39,274

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	(Unaudited)
	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005

	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$978	$1,129
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	953	779
Provision for loan losses	—	(385)
Stock option expense	65	—
(Gain) loss on sale of investments	20	—
Stock dividends on other securities	—	(100)
(Gain) loss on sale of foreclosed assets	11	29
Mortgage loans originated for sale	(10,095)	(20,650)
Proceeds from sale of mortgage loans	10,412	20,295
Gain on sale of mortgage loans	(219)	(449)
(Gain) loss on sale of premises and equipment	—	(45)
Earned stock compensation	215	161
Net change in:
Deferred loan fees	(56)	174
Accrued interest receivable	(95)	19
Other assets	846	(1,578)
Accrued expenses and other liabilities	637	3,077

Net cash provided by operating activities	3,672	2,456
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(4,755)	(8,408)
Proceeds from sale and maturities of securities	5,478	1,808
Activity in held-to-maturity securities:
Purchases	(4)	(10)
Proceeds from maturities of securities	10	15
Proceeds from redemption of FHLB stock	395	—
Loan originations and principal collections, net	(22,807)	7,201
Proceeds from sale of foreclosed assets	2,542	1,974
Proceeds on sale of premises and equipment	—	343
Purchase of premises and equipment	(104)	(117)

Net cash provided by (used in) investing activities	(19,245)	2,806
Cash Flows From Financing Activities
Net increase in deposits	17,450	3,224
Issuance of common stock	—	12
Repurchase of common stock	(2,148)	(32)
Dividends paid	(478)	(406)
Proceeds from FHLB advances	22,500	1,000
Repayment of FHLB advances	(21,945)	(7,090)

Net cash provided by (used in) financing activities	15,379	(3,292)

Net Increase (Decrease) in Cash and Cash Equivalents	(194)	1,970
Cash and Cash Equivalents – January 1	16,286	15,649

Cash and Cash Equivalents – September 30	$16,092	$17,619

Supplemental Cash Flow Information:
Cash paid (received) for:
Interest	6,133	5,040
Income taxes	—	125
Noncash investing activities:
Loans transferred to foreclosed assets	1,997	2,616
Issuance of common stock in connection with the 2003
Recognition and Retention Plan	46	12

See accompanying notes to condensed consolidated financial statements.
4

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates six full service offices and one drive-through only office. The Bank owns 100% of First Insurance Agency and has ownership in a limited liability company that reinsures private mortgage insurance. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

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

The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year period.

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

EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2006	Nine Months Ended Sept. 30, 2005

Basic earnings per share
Numerator:
Net income	$332	$366	$978	$1,129

Denominator:
Weighted average common shares outstanding	2,627	2,709	2,657	2,709
Less: Average unallocated ESOP shares	(111)	(130)	(111)	(130)
Less: Average non-vested RRP shares	(60)	(56)	(59)	(61)

Weighted average common shares outstanding for basic earnings per share	2,456	2,523	2,487	2,518

Basic earnings per share	$0.14	$0.15	$0.39	$0.45

Diluted earnings per share
Numerator:
Net income	$332	$366	$978	$1,129

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,456	2,523	2,487	2,518
Add: Dilutive effects of restricted stock and stock options	—	—	—	—

Weighted average common shares and dilutive
potential common shares outstanding	2,456	2,523	2,487	2,518

Diluted earnings per share	$0.14	$0.15	$0.39	$0.45

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

The Corporation adopted the modified prospective method as required by SFAS 123 (R) which requires companies to expense the fair value of new stock option awards as well as the fair value of all unvested options outstanding at December 31, 2005 over the vesting period. Total compensation cost related to stock options was $65,000 and $0 for the nine months ended September 30, 2006 and 2005 respectively.

STOCK-BASED COMPENSATION, continued

No options were granted in the second or third quarters of 2006. Options granted in the first quarter of 2006, under the fair value method, had an exercise price equal to the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method in 2006 and 2005, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

	Nine months ended
	September 30, 2006	September 30, 2005

As reported net income	$978	$1,129
Stock option expenses	65	—
Less: additional stock-based compensation determined under the fair value method, net of tax	(65)	(66)

	$978	$1,063

As reported earnings per share	$0.39	$0.45
Proforma earnings per share	$0.39	$0.42
As reported earnings per diluted share	$0.39	$0.45
Proforma earnings per diluted share	$0.39	$0.42

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

FINANCIAL CONDITION

Total Assets

Assets increased $17.4 million to $294.5 million at September 30, 2006 compared to $277.1 million at December 31, 2005. Management attributes growth to its continued focus on increasing loan originations with management expecting interest rates to remain steady for the remainder of 2006 with limited downward movement in 2007. Management attributes deposit growth to an incentive program in the Bank’s branch offices, the ability to offer high interest rates on most deposit products, and the acquisition of additional brokered deposits in order to meet liquidity needs.

Securities

Securities decreased to $13.9 million at September 30, 2006 compared to $14.6 million at December 31, 2005. The decrease was attributable to $2.9 million in securities that matured and $2.5 million in securities sold which was offset by $4.7 million in purchases as part of ongoing management of the Bank’s liquidity and investment portfolio. Purchases made in the third quarter of 2006 were made in order to increase interest yield and the duration of the portfolio.

Loans

The Bank’s net loan portfolio increased by $20.8 million, or 9.8%, from $213.1 million at December 31, 2005 to $233.9 million at September 30, 2006. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$142,809	60.2%	$138,473	63.9%
Multi-family	7,043	3.0	3,534	1.6
Commercial	39,235	16.5	33,162	15.3
Construction or development	10,394	4.4	5,415	2.5

Total real estate loans	199,481	84.1	180,584	83.3
Other Loans:
Consumer loans:
Automobile	1,668	0.7	2,447	1.1
Home equity	18,230	7.7	16,170	7.5
Manufactured housing	502	0.2	576	0.3
Other	7,570	3.2	7,745	3.6

Total consumer loans	27,970	11.8	26,938	12.5
Commercial Business Loans	9,770	4.1	9,086	4.2

Total other loans	37,740	15.9	36,024	16.7

Total Loans	237,221	100.0%	216,608	100.0%

Less:
Allowance for loan losses	2,586		2,895
Net deferred loan fees	696		640
Loans in process	—		—

Total Loans, net	$233,939		$213,073

Loans, continued

In 2006, our loan officers placed significant emphasis on growth. One-to-four family loans grew as a result of a $2.7 million increase in fixed rate mortgages and a $1.6 million increase in balloon mortgages. Home equity lines of credit continue to increase and construction and development loans grew as construction loans increased $3.2 million and land development loans increased $1.8 million. Multi-family loans increased this year primarily as a result of three loans originated in the first quarter totaling $3.9 million collateralized by three separate apartment complexes. Commercial loans secured by real estate increased due to a $2.6 million increase in outstanding commercial lines of credit and $3.5 million in net loan growth. Originations of commercial loans secured by real estate (individually $300,000 and over) total $5.0 million for the year as of September 30, 2006. Management expects most future growth in the loan portfolio to come from originations of commercial real estate and business loans with expanded geographic outreach facilitated by the 2004 acquisition.

The allowance for loan losses was $2,586,000 at September 30, 2006 and $2,895,000 at December 31, 2005, a reduction of $309,000 due to $372,000 in charge-offs and $63,000 in recoveries. Charge-offs for the nine months ended September 30, 2006 included $136,000 of one-to-four family mortgage loans, $118,000 of consumer loans, $15,000 of commercial business loans collateralized by real estate and $103,000 of commercial business loans not collateralized by real estate. Charge-offs for the quarter ended September 30, 2006 included $4,000 of one-to-four family mortgage loans, $25,000 of consumer loans, and $10,000 of commercial business loans not collateralized by real estate. Of the recoveries for the nine months ended September 30, 2006, $51,000 was from consumer loans. See the “Provision for Loan Losses” paragraphs that follow for further explanation regarding charge-offs.

Deposits

Total deposits increased $17.6 million, or 10.2%, from $172.7 million at December 31, 2005 to $190.3 million at September 30, 2006. The increase can be attributed to a $12.9 million increase in certificates of deposit, a $6.5 million increase in money market accounts, a $1.8 million increase in non-interest bearing accounts, and a $3.6 million decrease in all other types of deposits combined. Of the increase in certificates of deposit, $9.9 million was in the form of brokered deposits. Most of the remaining increase in certificates of deposit came from offering higher interest rates on short-term certificates in response to a relatively flat interest rate yield curve and rates offered by local competition. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. The increase in money market accounts was attributed to the Bank offering higher interest rates on its Investor Money Market Account. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances increased $0.5 million or 0.8% from $59.6 million at December 31, 2005 to $60.1 million at September 30, 2006. Total proceeds from FHLB advances for the nine months ended September 30, 2006 were $22.5 million and total repayments were $22.0 million. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” discussion below, and also see the “Liquidity” discussion later in this report regarding available borrowings.

Equity

Total equity was $39.3 million at September 30, 2006 compared to $40.6 million at December 31, 2005. This represents 13.3% and 14.6% of total assets at September 30, 2006 and December 31, 2005, respectively. Decreases in equity for the nine months ended September 30, 2006 included stock repurchases totaling $2,110,000 (177,300 shares) along with $478,000 in dividend payments. Increases in equity resulted from $978,000 in year-to-date net income, the vesting of $215,000 in restricted stock compensation, and a $65,000 increase in other comprehensive income arising from a reduction in the unrealized loss on securities. Management considers its equity position to be strong.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before the provision for loan losses for the quarter ended September 30, 2006 increased $8,000 compared to the same period one year ago. The increase came primarily from a $600,000 increase in interest income on loans offset by a $3,000 decrease in interest income on investment securities, federal funds sold and overnight deposits combined, a $43,000 increase in interest expense on FHLB advances, and a $546,000 increase in interest expense on deposits. The Bank’s net interest margin decreased to 3.38% for the quarter ended September 30, 2006 from 3.61% for the quarter ended September 30, 2005 as our change in deposit yield increased more than our change in loan yield.Interest income from loans represented 94.0% of total interest income for the quarter ended September 30, 2006 compared to 93.0% for the same period in 2005.

Net interest income before the provision for loan losses for the nine months ended September 30, 2006 decreased $78,000 compared to the same period one year ago. The Bank’s net interest margin decreased to 3.44% for the nine months ended September 30, 2006 from 3.64% for the nine months ended September 30, 2005.

Net Interest Income, continued

Our net interest margin decreased primarily from offering certificates of deposit and money market accounts at higher interest rates that increased the Bank’s cost of funds. Interest income from loans represented 93.1% of total interest income for the nine months ended September 30, 2006 compared to 93.9% for the same period in 2005. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposit and borrowings.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Nine Months Ended September 30,
	2006			2005

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

	(dollars in thousands)
Fed Funds and overnight deposits	$6,429	$277	5.76%	$6,781	$184	3.63%
Investment securities	13,514	424	4.19	13,072	359	3.67
Other securities	4,669	174	4.98	4,746	153	4.31
Loans receivable	225,495	11,806	7.00	215,144	10,651	6.62

Total earning assets	$250,107	$12,681	6.78	$239,743	$11,347	6.33

Demand and NOW Accounts	$29,950	$53	0.24	$33,645	59	0.23
Money market accounts	18,150	406	2.99	17,045	142	1.11
Savings accounts	25,813	81	0.42	29,035	91	0.42
Certificates of deposit	105,085	3,284	4.18	90,262	2,076	3.08
Federal Home Loan Bank Advances	58,510	2,396	5.48	62,726	2,440	5.20

Total interest bearing liabilities	$237,508	6,220	3.50	$232,713	4,808	2.76

Net interest income		$6,461			$6,539
Net interest spread			3.28%			3.57%

Net interest margin			3.44%			3.64%

Provision for Loan Losses

The Bank recorded no provision for loan losses for the quarters ended September 30, 2006 and 2005, respectively. Net charge-offs for the quarter ended September 30, 2006 totaled $6,000 compared to $197,000 for the quarter ended September 30, 2005.

The Bank recorded no provision for loan losses for the nine months ended September 30, 2006 compared to a $385,000 recovery for same period a year ago. The recovery in 2005 was possible due to the Bank receiving payoffs on two loan relationships totaling $1.5 million for which the Bank had previously provided loan loss allowances of $535,000. Asset quality was considered in determining the need for a provision for loan losses. If the level of non-performing assets increases, a provision for loan loss may be needed. No provision in the third quarter of 2006 was needed as the Bank has maintained a low level of charge-offs as compared to previous years and has reduced the level of total non-performing assets. Loans charged off during the nine months ended September 30, 2006 were already reserved for in the provision for loan losses as of December 31, 2005. Net charge-offs for the nine months ended September 30, 2006 totaled $309,000 compared to $3.0 million for the nine months ended September 30, 2005. The decreased level of charge-offs in 2006 was the result of improved credit quality in our loan portfolio resulting from aggressive efforts in dealing with problem loans in 2005.

Provision for Loan Losses, continued The following table presents non-performing assets and certain asset quality ratios at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005

	(Dollars in thousands)

Non-performing loans	$1,043	$811
Real estate in judgment	1,332	1,349
Foreclosed and repossessed assets	1,018	1,462

Total non-performing assets	$3,393	$3,622

Non-performing loans to total loans	0.44%	0.37%
Non-performing assets to total assets	1.15%	1.31%
Allowance for loan losses to non-performing loans	247.94%	356.97%
Allowance for loan losses to net loans receivable	1.11%	1.36%

The Bank had 13 non-performing loan relationships as of September 30, 2006 compared to 11 non-performing loan relationships as of December 31, 2005. The improvement of asset quality remains a priority while management continues to focus on loan growth.

Noninterest Income

Noninterest income decreased $141,000 or 16.0%, to $743,000 for the quarter ended September 30, 2006 as compared to $884,000 for the quarter ended September 30, 2005. Fees and service charges increased to $580,000 from $532,000 for the same period a year ago as the Bank increased its level of bounce protection on customer direct deposit accounts (effective May 1, 2006) and its non-sufficient funds fee from $25 to $29 per transaction (effective September 1, 2006) which created an additional $23,000 in NSF fees. The remaining increase in fees and service charges compared to the same period a year ago was primarily from a $9,000 increase in loan related fees (as the Bank developed new mortgage banking relationships with four brokerage companies at the end of June 2006 which led to $34,000 in new fee income for the quarter), a $4,000 increase in fees for certificates of deposit early withdrawal penalties and a $4,000 increase in ATM income. All other increases in fees and service charges for the quarter ended September 30, 2006 totaling $8,000 were not individually significant.

Gain on sale of loans decreased $130,000 to $59,000 from $189,000 for the same quarter a year ago as mortgage banking activities continue to decline due to lower than expected sales of loans (23 for the quarter ended September 30, 2006 compared to 64 for the quarter ended September 30, 2005) and interest rates that remain higher than last year. Other income decreased $29,000 for the quarter ended September 30, 2006 as compared to the same period in 2005 primarily due to rental income decreasing $12,000 (from $23,000 to $11,000) and losses on the sale of real estate owned increasing $9,000 (from $10,000 to $19,000). In 2005, the Bank was receiving rental income related to a foreclosed property that was subsequently sold. All other decreases in other income totaling $8,000 were not individually significant. The Bank also had a $20,000 loss on the sale of securities as management replaced two agency securities and one municipal security with municipal securities earning higher interest rates in anticipation of what management expects to be falling interest rates in 2007. Management expects to recover this loss with the increase in interest income from the new securities by the end of 2006.

Noninterest income decreased $210,000 or 8.4%, to $2.3 million for the nine months ended September 30, 2006 as compared to $2.5 million for the nine months ended September 30, 2005. Fees and service charges increased $88,000 to $1.6 million from $1.5 million for the same period a year ago as the predominant factors were total NSF fees increasing $56,000 and loan fees increasing $22,000. Gain on sale of loans decreased $230,000 to $219,000 from $449,000 for the same period a year ago as mortgage banking activities decreased compared to the same period in 2005 due to lower than expected sales of loans (89 as of September 30, 2006 compared to 156 as of September 30, 2005), a lower level of customer refinancing, and interest rates that remain higher than they were in 2005. Other income decreased $38,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. Net gains on sales of fixed assets (including the Jonesville branch office) decreased to $0 from $45,000 for the same period a year ago. Net losses on sales of real estate owned were $11,000 for the nine months ended September 30, 2006 compared to $29,000 for the nine months ended September 30, 2005. The remaining increases in other income were primarily due to a $12,000 decrease in year-to-date rental income.

Noninterest Expense

Noninterest expense decreased $103,000 or 4.1%, for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Salaries and employee benefits decreased $15,000 as a result of a $49,000 reduction in health insurance expenses offset by a $34,000 increase in salaries and wages expense. Professional fees decreased $33,000 due to reductions in legal expenses and regulatory examination costs now that the Bank has converted to a state chartered commercial bank.

Foreclosed property expenses increased $25,000 for the quarter ended September 30, 2006 compared to the same period in 2005. Management recorded $31,000 in writedowns of foreclosed properties in the third quarter of 2006 compared to no writedowns in the third quarter of 2005. The Bank had a $6,000 decrease in foreclosed property operating expenses for the same respective periods. Amortization of core deposit intangible decreased $19,000 for the quarter ended September 30, 2006 as amortization of this asset continues to slow from year to year. Management expects to continue to see an expense of approximately $23,000 per month for the remainder of 2006 compared to $29,000 for the last quarter of 2005. Amortization of mortgage servicing rights decreased $30,000 consistent with a lower amount of loan originations during the third quarter. Other decreases in noninterest expense for the quarter ended September 30, 2006 as compared to the same period for 2005 primarily include a $10,000 increase in Michigan Single Business Tax expense offset by a $5,000 decrease in office supplies and printing expenses resulting from the reduction of supply inventory levels, a $16,000 decrease in telephone expense, and a $17,000 decrease in loan fees related to indirect lending as management has decided to significantly reduce this activity due to the credit risk involved and has continued to focus on expense control.

Noninterest expense decreased $459,000 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, a decrease of 5.8%. Salaries and employee benefits increased $26,000 due to a $131,000 increase in compensation (including $65,000 in stock option expenses), and a $34,000 increase in pension fund expense offset by a $137,000 decrease in health insurance expense resulting from revision to the Bank’s medical coverage plans for calendar year 2006. Occupancy and equipment expense decreased $65,000 primarily due to lower depreciation expense. Professional fees decreased $74,000 due to a $20,000 reduction in legal expense, a $22,000 reduction in audit and accounting expense, and a $22,000 reduction in regulatory examination costs. Other decreases in professional fees were not individually significant.

Expense control and revenue enhancement continue to be challenges for management as efforts continue on improving efficiency. In September 2006, management (with approval from the Board of Directors) decided to downsize certain departments in order to position the Company for improved financial results as year-to-date net income for 2006 lags behind results for 2005. This resulted in a reduction of 9 full-time equivalent employees (FTEs) in October 2006 with an additional reduction of 2 FTEs by December 1, 2006. Management also decided to reduce employee benefits in October 2006 that include reducing the employer match in the Company’s 401(k) plan by 50% (an estimated $38,000 annual savings) and extending the time the Company allocates ESOP shares to employees from 5 years to 10 years (estimated to be a $93,000 annual savings for 2007). As strategic planning for 2007 continues, ways to enhance revenue and improve expense control continued to be pursued. Management is confident that the actions taken to control expenses will not affect the Company’s ability to fulfill its obligations to its customers and shareholders.

Foreclosed property expenses decreased $170,000 for the nine months ended September 30, 2006 compared to the same period in 2005. Management recorded a $72,000 in writedowns of foreclosed properties compared to $283,000 in the nine month period ending September 2005, and the Bank had a $41,000 increase in foreclosed property operating expenses for the nine months ended September 30, 2006 as compared to the same period in 2005. Amortization of core deposit intangible decreased $60,000 and amortization of mortgage servicing rights decreased $40,000 for the nine months ended September 30, 2006. Other general and administrative expenses for the nine months ended September 30, 2006 as compared to the same period for 2005 include a $26,000 decrease in office supplies and printing expenses, a $50,000 decrease in expenses related to indirect lending, a $49,000 decrease in telephone expense, and a $32,000 decrease in employee education and business travel expense offset by a $73,000 increase in advertising and promotion expense used for professional services for an extensive marketing campaign.

Federal Income Tax Expense

The Company’s provision for federal income taxes increased $4,000 for the quarter ended September 30, 2006 compared to the same period in 2005. The effective tax rate for the quarter ended September 30, 2006 was 28.6% of income before tax as compared to 26.1% for the same period in 2005.

The Company’s provision for federal income taxes decreased $63,000 for the nine months ended September 30, 2006 compared to the same period in 2005 due to decreased income before taxes in 2006. The effective tax rate for the nine months ended September 30, 2006 was 25.7% of income before tax as compared to 26.2% for the same period in 2005. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $78.3 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At September 30, 2006 and based on current collateral levels, the Bank could borrow an additional $22.7 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents decreased by $194,000 during the nine month period ended September 30, 2006 compared to a $2.0 million increase for the same period in 2005. The primary sources of cash for the nine months ended September 30, 2006 were $22.5 million in proceeds from FHLB advances, $10.4 million in proceeds from the sale of mortgage loans, and a $17.4 million increase in deposits compared to $1.0 million in proceeds from FHLB advances, $20.3 million in proceeds from the sale of mortgage loans and a $3.2 million increase in deposits for the nine months ended September 30, 2005. Sales and maturities of available for sale securities net of purchases provided $0.7 million for the nine months ended September 30, 2006 whereas the same activity used $6.6 million for the same period in 2005. The primary uses of cash for the nine months ended September 30, 2006 were $22.8 million of new loan originations exceeding principal collections, $21.9 million in repayments of FHLB advances and $10.1 million in new loans originated for sale compared to $7.1 million in repayments of FHLB advances and $20.7 million in new loans originated for sale in 2005. Management expects its primary source of funds to be new deposit balances and its primary use of funds to be growth in loan balances.

CONTRACTUAL OBLIGATIONS

The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2006, the aggregate contractual obligations and commitments are:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

	(Dollars in Thousands)
Certificates of deposit	$109,739	$78,320	$21,813	$9,601	$5
FHLB advances	60,117	16,141	23,299	7,327	13,350

Total	$169,856	$94,461	$45,112	$16,928	$13,355

Other Commitments	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

	(Dollars in Thousands)
Commitments to grant loans	$4,513	$4,513	$—	$—	$—
Unfunded commitments under HELOCs	18,749	1,441	4,100	5,138	8,070
Unfunded commitments under Commercial LOCs	1,327	1,187	140	—	—
Letters of credit	14	14	—	—	—

Total	$24,603	$7,155	$4,240	$5,138	$8,070

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of September 30, 2006, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of September 30, 2006 were as follows: Tier 1 leverage ratio 10.06%, Tier 1 risk-based capital ratio 13.57%; and total risk-based capital, 14.82%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.

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

The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. The levels, from least risk to most risk, are; minimal, moderate, significant, high and imminent threat. Data from the model, as of September 30, 2006, June 30, 2006 and December 31, 2005 indicates that the Bank’s IRR level remains minimal.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006, was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases of the Corporation’s common stock by the Corporation during the quarter ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

07/01/06 – 07/31/06	-0-	Not applicable	-0-	220,000

08/01/06 – 08/31/06	25,000	$ 11.60	25,000	195,000

09/01/06 – 09/30/06	102,300	$ 11.94	102,300	92,700

Total	127,300	$ 11.87	127,300	92,700

(1)	We repurchased an aggregate of 177,300 shares of our common stock pursuant to the repurchase program that we announced on January 24, 2006 (the “Program”).

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

None.

Item 5.   OTHER INFORMATION

Not applicable

Item 6.   EXHIBITS

See the index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                MONARCH COMMUNITY BANCORP, INC.

Date: November 9, 2006	By:	/s/Donald L. Denney

Donald L. Denney
President and Chief Executive Officer

Date: November 9, 2006	And:	/s/Ralph A. Micalizzi, Jr.

Ralph A. Micalizzi, Jr.
Vice President, Chief Financial Officer
and Treasurer
17

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Bylaws, as amended effective September 20, 2006 filed herewith.

10.1	Employment Agreement dated September 20, 2006 by and between Monarch Community Bancorp, Inc. and Donald L. Denney (Incorporated by reference from Current Report on Form 8-K filed on September 25, 2006).

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.
18