Form 10-K
period 2006-12-31
MONARCH COMMUNITY BANCORP INC
filed 2007-03-26
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common Stock, par value $.01 per share registered on NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act. Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☐       Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average bid price market price of such stock as of June 30, 2006, was approximately $31.1 million based on the asked price as reported on the NASDAQ Capital Market. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

As of February 2, 2007, the registrant had 2,533,781 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in April 2007.

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties, Michigan. The Bank owns 100% ownership of First Insurance Agency. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers. The Bank also owns a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units. Community Services Group, Inc. with assets totaling $996,000 as of April 30, 2006 was dissolved with no gain or loss on the dissolution.

On June 3, 2006, the Company completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Company became a federal bank holding company regulated by the Board of Governors of the Federal Reserve. The Bank will be regulated by the Michigan Office of Financial and Insurance Services (“OFIS”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Company and the Bank had been regulated by the federal Office of Thrift Supervision. The Bank’s deposits continue to be insured to the maximum extent allowed by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has a website at http://www.monarchcb.com. References in this Form 10-K to “we”, “us”, and “our” refer to the Company and/or the Bank as the context requires. Our common stock trades on The NASDAQ Capital Market under the symbol “MCBF.”

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

At December 31, 2006, we had assets of $290.0 million, deposits of $192.6 million and stockholders’ equity of $40.0 million.

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

Employees

The Bank employs 79 full-time and 3 part-time employees as of December 31, 2006. The holding company does not have any employees.

Market Area

Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2006, we had a 19.3% market share of FDIC-insured deposits in Branch County, a 6.3% market share of FDIC-insured deposits in Calhoun County and a 2.5% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and sixth, respectively, in those counties among all insured depository institutions.

The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.

Lending Activities

General. At December 31, 2006, our net loan portfolio totaled $230.2 million, which constituted 79.4% of our total assets.

Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. Mortgage loans up to $300,000 may be approved by certain loan officers and loans up to $500,000 may be approved by the President, within individual lending limits set by the Board of Directors. Loans up to $1.5 million may be approved by the Management Loan Committee which is comprised of several senior managers. Loans over $1.5 million must be approved by the Board of Directors’ Loan Committee. Applications for loans that would be considered sub-prime cannot be approved by individual loan officers and must be presented to the Management Loan Committee for review and approval. Our legal lending limit is summarized in the Loans to One Borrower paragraph of the Regulation and Supervision section of this document.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$140,374	$139,636	$141,251	$93,056	$100,235
Multi-family	7,511	3,534	4,042	485	172
Commercial	41,079	34,721	42,746	22,728	17,801
Construction or development	9,529	5,415	8,853	9,451	7,177

Total real estate loans	198,493	183,306	196,892	125,720	125,385

Other Loans:
Consumer loans:
Automobile	1,509	2,447	2,631	1,546	2,233
Home equity	19,077	16,170	14,234	9,613	11,629
Manufactured housing	495	576	784	930	1,274
Other	7,083	7,799	6,736	3,795	4,655

Total consumer loans	28,164	26,992	24,385	15,884	19,791

Commercial Business Loans	6,205	6,364	5,330	2,695	2,130

Total other loans	34,369	33,356	29,715	18,579	21,921

Total loans	232,862	216,662	226,607	144,299	147,306

Less:
Allowance for loan losses	2,024	2,925	6,420	2,618	1,735
Net deferred loan fees	591	640	808	454	406
Loans in process	—	—	6	2	2

Total loans, net	$230,247	$213,097	$219,373	$141,225	$145,163

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2006		December 31, 2005

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$87,568	37.6%	$79,858	36.9%
Multi-family	5,578	2.4%	1,906	0.9%
Commercial	21,081	9.1%	11,946	5.5%
Construction or development	4,908	2.1%	3,579	1.7%

Total real estate loans	119,135	51.2%	97,289	45.0%
Consumer	20,687	8.9%	16,940	7.7%
Commercial Business	4,544	1.9%	4,357	2.0%

Total fixed-rate loans	144,366	62.0%	118,586	54.7%
Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$52,805	22.7%	$58,615	27.1%
Multi-family	1,932	0.8%	1,628	0.7%
Commercial	19,999	8.6%	21,216	9.8%
Construction or development	4,622	2.0%	1,836	0.8%

Total real estate loans	79,358	34.1%	83,295	38.4%
Consumer	7,477	3.2%	10,052	4.6%
Commercial Business	1,661	0.7%	4,729	2.3%

Total adjustable-rate loans	88,496	38.0%	98,076	45.3%

Total loans	232,862	100.0%	216,662	100.0%
Less:
Allowance for loan losses	2,024		2,925
Net deferred loan fees	591		640
Loans in process	—		—

Total Loans, net	$230,247		$213,097

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2006. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

			Real Estate

	One-to-Four Family		Multi-family and Commercial		Construction or Development		Consumer		Commercial Business		Total

	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in Thousands)

Due to Mature:

One year or less (1)	3,861	7.08%	3,941	7.45%	6,286	7.28%	1,853	7.39%	558	9.46%	16,499	7.36%
After one year through five years	24,568	6.78%	20,709	7.16%	47	7.21%	13,346	8.13%	3,089	7.68%	61,759	7.24%
After five years	111,945	6.87%	23,940	7.38%	3,196	6.47%	12,965	7.76%	2,558	8.25%	154,604	7.04%

(1)	Includes demand loans.

The total amount of loans due after December 31, 2007 which have predetermined interest rates is $130.4 million while the total amount of loans due after such date which have floating or adjustable rates is $85.5 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2006, one-to-four family residential mortgage loans totaled $140.4 million, or 60.3% of our gross loan portfolio.

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

At December 31, 2006, $15.6 million, or 11.1% of our residential mortgage loans were classified as sub-prime loans as compared to $16.8 million, or 12.0% at December 31, 2005. The decrease was primarily due to management’s efforts to reduce these types of loans in our portfolio. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2006, $183,000, or 20.3%, of our total net charge-offs of $901,000 million were due to sub-prime loans as compared to $276,000, or 8.9% of our total net charge-offs of $3.1 million for 2005. See “Asset Quality.”

We generally underwrite our one-to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 103% of the lesser of the appraised value or purchase price for one-to-four family residential loans. For loans with a loan-to-value ratio in excess of 89%, we generally require private mortgage insurance to reduce our credit exposure below 80%. Properties secured by one-to-four family loans are appraised by licensed appraisers. We obtain title insurance and require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements.

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

Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During the years ended December 31, 2006 and December 31, 2005, we originated $6.8 million and $15.1 million of one-to-four family ARM loans, respectively, and $46.8 million and $51.5 million of one-to-four family fixed-rate mortgage loans, respectively.

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

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential development projects, residential rental properties, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2006, multi-family and commercial real estate loans totaled $48.6 million or 20.9% of our gross loan portfolio.

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

Construction and Land Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2006, we had $9.5 million in construction and land development loans outstanding, representing 4.1% of our gross loan portfolio.

Construction and land development loans are obtained through continued business with builders who have previously borrowed from us, from walk-in customers and through referrals from realtors and other customers. The application process includes submission of plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We generally conduct regular inspections of the construction project being financed.

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

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2006, our consumer loan portfolio totaled $28.2 million, or 12.1% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, manufactured housing loans and loans secured by savings deposits. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.

Our home equity lines of credit totaled $19.1 million, and comprised 8.2% of our gross loan portfolio at December 31, 2006. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity lines of credit may be up to 15 years and have fixed and adjustable interest rates. No principal payments are required on home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

We originate auto loans and manufactured housing loans on a direct basis. We also had $5.5 million of indirect consumer loans at December 31, 2006 which reflects a decrease of $0.7 million for the year and no longer engage in indirect consumer lending because of the additional credit risk it presented.

Auto loans totaled $1.5 million at December 31, 2006, or 0.6% of our gross loan portfolio. Auto loans may be written for up to six years and have fixed rates of interest. Loan to value ratios can be up to 100% of the sales price for new autos and 100% of wholesale value on used cars, based on valuation from official used car guides.

Manufactured housing loans totaled $495,000 at December 31, 2006, or 0.2% of our gross loan portfolio. This amount remains low because manufactured housing loans are offered only on an exception basis with approval by the Management Loan Committee.

We originate direct sub-prime consumer loans, using the same definition as residential mortgage loans. At December 31, 2006, $663,000, or 2.4%, of our consumer loan portfolio were sub-prime loans.

Consumer loans may entail greater risk than do one-to-four family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles, boats, and manufactured housing. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Lending. At December 31, 2006, commercial business loans comprised $6.2 million, or 2.7% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2006, there was a $10,000 financial standby letter of credit outstanding.

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

During the last several years up to 2006, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. Adjustable-rate loan originations as a percentage of total originations were 16.7% and 14.0% in 2006 and 2005 respectively. We sell a portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.

In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended December 31,

	2006	2005

	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	$53,645	$66,638
Multi-family	4,112	719
Commercial	9,174	6,884
Construction or development	16,312	10,716

Total real estate loans	83,243	84,957

Consumer Loans:
Automobile	642	1,454
Home Equity	12,603	11,576
Mobile Homes	37	19
Other	1,802	4,194
Commercial business	6,169	5,822

Total loans originated	104,496	108,022

Sales and Repayments:

One-to-four family loans sold	16,191	26,635
Commercial real estate loans sold	899	4,793
Principal repayments	68,310	86,393

Total reductions	85,400	117,821

Loans acquired in acquisition	—	—
Increase (decrease) in other items, net	1,946	(3,555)

Net increase (decrease)	$17,150	$(6,244)

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

Delinquent Loans. The following tables set forth our loan delinquencies (60 days past due and over) by type, number, amount and percentage of type at the dates indicated:

	60-89 Days			December 31, 2006 Loans Delinquent For: 90 Days and Over			Total Delinquent Loans

	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category

	(Dollars in Thousands)
Real Estate
One-to-four family	27	$1,740	1.24%	2	$143	0.10%	29	$1,883	1.34%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	3	658	1.60%	—	—	0.00%	3	658	1.60%
Construction or development	1	32	0.34%	—	—	0.00%	1	32	0.34%

Total real estate loans	31	$2,430	1.22%	2	$143	0.07%	33	$2,573	1.29%

Consumer	13	151	0.54%	2	15	0.05%	15	166	0.59%
Commercial Business	1	5	0.08%	—	—	0.00%	1	5	0.08%

Total	45	$2,586	1.11%	4	$158	0.07%	49	$2,744	1.18%

	60-89 Days			December 31, 2005 Loans Delinquent For: 90 Days and Over			Total Delinquent Loans

	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category

	(Dollars in Thousands)
Real Estate
One-to-four family	30	$1,478	1.06%	5	$280	0.20%	35	$1,758	1.26%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	2	119	0.34%	—	—	0.00%	2	119	0.34%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	32	$1,597	0.87%	5	$280	0.15%	37	$1,877	1.02%

Consumer	7	78	0.29%	1	8	0.03%	8	86	0.32%
Commercial Business	3	453	7.12%	—	—	0.00%	3	453	7.12%

Total	42	$2,128	0.98%	6	$288	0.13%	48	$2,416	1.11%

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

	December 31,

	2006	2005	2004	2003	2002

	(Dollars in Thousands)

Non-accruing loans:
One-to-four family	$408	$406	$1,866	$908	$1,372
Multi-family	—	—	—	318	—
Commercial real estate	—	397	1,708	1,558	211
Construction or development	—	—	220	645	—
Consumer	60	8	93	101	55
Commercial business	—	—	344	89	—

Total	468	811	4,231	3,619	1,638

Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	—	864
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	342
Construction or development	—	—	—	—	—
Consumer	—	—	—	127	111
Commercial business	—	—	—	—	—

Total	—	—	—	127	1,317

Foreclosed assets:
One-to-four family (1)	1,580	2,239	1,560	2,177	2,022
Multi-family	—	—	—	—	—
Commercial real estate	—	480	400	—	—
Construction or development	—	—	—	—	—
Consumer	100	22	9	47	37
Commercial business	—	70	—	—	—

Total	1,680	2,811	1,969	2,224	2,059

Total non-performing assets	$2,148	$3,622	$6,200	$5,970	$5,014

Total as a percentage of total assets	0.74%	1.31%	2.23%	2.94%	2.53%

(1)	Includes $895,000, $1.3 million and $726,000 in real estate in judgment and subject to redemption at December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004, respectively, there was $60,000, $200,000, and $211,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

Classified Assets. Federal regulations provide for the classification of loans, foreclosed and repossessed assets and other assets, such as debt and equity securities considered by the FDIC and OFIS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and OFIS, which may order the establishment of additional general or specific loss allowances.

In accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2006, we had classified $3.5 million of our assets as substandard, none as doubtful and none as loss. The total amount classified as substandard represented 8.8% of the Bank’s equity capital and 1.2% of the Bank’s assets at December 31, 2006. The allowance for loan losses at December 31, 2006 includes $438,000 related to substandard and doubtful loans. At December 31, 2006, $2.2 million and $0 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality - Delinquent Loans.”

Provision for Loan Losses. We recorded no provision for loan losses totaling for the year ended December 31, 2006 compared to a $385,000 recovery for the year ended December 31, 2005. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “-- Allowance for Loan Losses.” See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 2006 and 2005 - Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.

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

Allowance for Loan Losses, continued - Senior management reviews these conditions monthly. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.

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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,

	2006	2005	2004	2003	2002

Balance at beginning of year	$2,925	$6,420	$2,618	$1,735	$1,683

Charge-offs:
One-to-four family	223	754	375	436	415
Multi-family	—	—	—	—	—
Commercial real estate	15	1,904	1,306	—	1
Construction or development	340	6	—	15	—
Consumer	494	393	181	122	152
Commercial business	113	386	—	—	—

Total	1,185	3,443	1,862	573	568

Recoveries:
One-to-four family	4	78	105	157	135
Multi-family	—	—	—	—	—
Commercial real estate	—	1	28	—	—
Construction or development	—	—	—	—	—
Consumer	275	230	143	32	88
Commercial business	5	24	—	—	—

Total	284	333	276	189	223

Net charge-offs	901	3,110	1,586	384	345
Allowance acquired in acquisition	—	—	513	—	—
Additions charged to operations	—	—	4,875	1,267	397
Provision recovered from operations	—	(385)	—	—	—

Balance at end of year	$2,024	$2,925	$6,420	$2,618	$1,735

Ratio of net charge-offs during the year to average loans outstanding during the year	0.39%	1.42%	0.82%	0.26%	0.24%

Allowance as a percentage of non-performing loans	432.48%	360.67%	151.74%	69.89%	58.71%

Allowance as a percentage of total loans (end of year)	0.87%	1.37%	2.84%	1.81%	1.18%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,

	2006		2005		2004

	Amount of Loan Loss Allowance	Percentage of Loans	Amount of Loan Loss Allowance	Percentage of Loans	Amount of Loan Loss Allowance	Percentage of Loans

One-to-four family	$783	60.3%	$1,378	64.4%	$1,516	62.3%
Multi-family and non-residential real estate	809	20.8%	1,091	17.7%	4,513	20.7%
Construction or development	7	4.1%	17	2.5%	27	3.9%
Consumer	302	12.1%	284	12.5%	296	10.7%
Commercial business	123	2.7%	155	2.9%	68	2.4%

Total	$2,024	100.0%	$2,925	100.0%	$6,420	100.0%

	2003		2002

	Amount of Loan Loss Allowance	Percentage of Loans	Amount of Loan Loss Allowance	Percentage of Loans

One-to-four family	$624	64.5%	$805	68.0%
Multi-family and non-residential real estate	1,239	16.1%	686	12.2%
Construction or development	507	6.5%	33	4.9%
Consumer	173	11.0%	201	13.4%
Commercial business	75	1.9%	10	1.5%

	$2,618	100.0%	$1,735	100.0%

Investment Activities

Commercial banks have the authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, including callable securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

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

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.”

Our investment portfolio consists of U.S. government agency securities, municipal bonds and overnight deposits. This provides us with flexibility and liquidity. We also have a limited amount of mortgage-backed securities. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

In 2001, we invested in a limited partnership that was organized to construct, own and operate low and moderate income multi-family housing units located in Coldwater, Michigan. We have invested $1.5 million in this project and it was completed and occupied as of December 31, 2004. We expect the project to incur operating losses primarily due to the accelerated depreciation of assets. Accordingly, the return on this investment will be in the form of tax credits and deductions, which we started receiving in 2002. We are accounting for our investment in this project under the equity method. We will record our share of losses as reductions to our investment in the project. The tax credits will eventually reduce the recorded amount of the investment to zero. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding our limited partnership investment.

The following table sets forth the composition of our securities portfolio at the dates indicated (dollars in thousands).

	December 31, 2006			December 31, 2005

	Amortized Cost	Fair Market Value	Percent of Total Fair Market Value	Amortized Cost	Fair Market Value	Percent of Total Fair Market Value

Available-for-sale securities:
U.S. government agency obligations	$10,730	$10,626	76.3%	$11,961	$11,773	80.8%
Mortgage-backed securities	1,108	1,082	7.8%	1,317	1,278	8.8%
Obligations of states and political subdivisions	1,964	1,998	14.3%	1,293	1,286	8.8%

Total available-for-sale securities	$13,802	$13,706	98.4%	$14,571	$14,337	98.4%

Held-to-maturity securities:
Municipal security	$228	$228	1.6%	$247	$236	1.6%

Total investment securities	$14,030	$13,934	100.0%	$14,818	$14,573	100.0%

	December 31, 2004

	Amortized Cost	Fair Market Value	Percent of Total Fair Market Value

Available-for-sale securities:
U.S. government agency obligations	$3,984	$3,989	47.9%
Mortgage-backed securities	1,677	1,675	20.1%
Obligations of states and political subdivisions	2,394	2,393	28.7%

Total available-for-sale securities	$8,055	$8,057	96.8%
Held-to-maturity securities:
Municipal security	$267	$268	3.2%

Total investment securities	$8,322	$8,325	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2006 are indicated in the following table.

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities

	Amortized Cost	Wgt Ave Yield	Amortized Cost	Wgt Ave Yield	Amortized Cost	Wgt Ave Yield	Amortized Cost	Wgt Ave Yield	Amortized Cost	Wgt Ave Yield

	(Dollars in Thousands)
Available-for-sale securities:
U.S. government agency obligations	$3,494	3.48%	$7,236	4.64%	$—	0.00%	$—	0.00%	$10,730	4.26%
Mortgage-backed securities	—	0.00%	1,108	4.24%	—	0.00%	—	0.00%	1,108	4.24%
Obligations of states and political subdivisions	—	0.00%	451	4.24%	1,338	5.78%	175	5.94%	1,964	5.44%

Total available-for-sale securities	3,494	3.48%	8,795	4.57%	1,338	5.78%	175	5.94%	13,802	4.43%

Held-to-maturity securities:
Municipal security	—	0.00%	—	0.00%	—	0.00%	228	6.52%	228	6.52%

Total investment securities	$3,494	3.48%	$8,795	4.57%	$1,338	5.78%	$403	6.27%	$14,030	4.46%

Sources of Funds

General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted and continue to utilize brokered deposits. At December 31, 2006, we had $41.3 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2006	2005

	(Dollars in Thousands)

Opening balance	$174,715	$169,573
Deposits acquired	—	—
Net deposits (withdrawals)	12,355	1,631
Interest credited	5,502	3,511

Ending balance	$192,572	$174,715

Net increase	$17,857	$5,142

Percent increase	10.22%	3.03%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated.

	Year Ended December 31,
	2006		2005

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest bearing accounts	$15,733	8.2%	$14,837	8.5%
Savings accounts	22,822	11.8%	26,536	15.2%
Checking & NOW accounts	18,583	9.6%	20,641	11.8%
Money market accounts	22,630	11.8%	15,767	9.0%

Total transaction and savings	$79,768	41.4%	$77,781	44.5%

Certificates:
0.00-1.99%	12	0.0%	332	0.2%
2.00-3.99%	11,535	6.0%	44,413	25.4%
4.00-5.99%	101,257	52.6%	51,895	29.7%
6.00-7.99%	—	0.0%	294	0.2%

Total certificates	112,804	58.6%	96,934	55.5%

Total deposits	$192,572	100.0%	$174,715	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2006.

		Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total

	(Dollars in Thousands)

Certificates of deposit less than $100,000	$13,460	$12,388	$15,871	$16,990	$58,709

Certificates of deposit of $100,000 or more	10,269	24,088	6,641	13,097	54,095

Total certificates of deposit	$23,729	$36,476	$22,512	$30,087	$112,804

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2006.

Certificate accounts maturing in quarter ending:	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	Percent of Total

	(Dollars in Thousands)
March 31, 2007	$12	$2,744	$20,974	$—	$23,730	21.0%
June 30, 2007	—	979	35,497	—	36,476	32.3%
September 30, 2007	—	689	11,008	—	11,697	10.4%
December 31, 2007	—	575	10,243	—	10,818	9.6%
March 31, 2008	—	2,294	862	—	3,156	2.8%
June 30, 2008	—	1,325	2,903	—	4,228	3.8%
September 30, 2008	—	415	3,903	—	4,318	3.8%
December 31, 2008	—	1,275	2,449	—	3,724	3.3%
March 31, 2009	—	490	735	—	1,225	1.1%
June 30, 2009	—	306	214	—	520	0.5%
September 30, 2009	—	223	1,148	—	1,371	1.2%
December 31, 2009	—	220	3,511	—	3,731	3.3%
Thereafter	—	—	7,810	—	7,810	6.9%

Total	$12	$11,535	$101,257	$—	$112,804	100.0%

Percent of total	0.01%	10.23%	89.76%	0.00%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis.

We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and mortgage-backed securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2006, we had $54.5 million in Federal Home Loan Bank advances outstanding. See Note 10 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	December 31,
	2006	2005

	(Dollars in Thousands)

Maximum Balance:
FHLB advances	$64,592	$65,787

Average Balance:
FHLB advances	$58,107	$61,842

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2006	2005

	(Dollars in Thousands)

FHLB advances	$54,476	$59,562

Weighted average interest rate of FHLB
FHLB advances	5.47%	5.36%

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from mortgage brokers, savings institutions, other commercial banks, and credit unions including non-local Internet based and telephone-based competition. Other commercial banks, savings institutions, credit unions and finance companies, including non-local Internet based entities, also provide vigorous competition in consumer lending.

Employees

At December 31, 2006, we had a total of 82 employees, including 3 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Federal and State Taxation

Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Monarch Community Bancorp. Our federal income tax returns for the past three years are open to audit by the IRS. In our opinion, any examination of still open returns would not result in a deficiency which could have a material adverse effect on our financial condition. No federal income tax returns are being audited by the IRS at this time.

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

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended December 31, 1997, were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

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

State Taxation

The State of Michigan imposes a Single Business Tax (“SBT”), which is an annual value-added tax imposed on the privilege of doing business in the state. Every person with business activity in Michigan is subject to the tax. Most organizations exempt from federal income tax are also exempt from the SBT. The major components of the SBT base are compensation, depreciation and federal taxable income, increased by net operating losses, if any, utilized in arriving at federal taxable income. An investment tax credit is claimed for the acquisition of qualifying tangible assets physically located in Michigan. The SBT rate for 2006 was 1.9%. The rate is subject to change annually. The SBT will be repealed 12/31/07. A replacement tax for the SBT has not been finalized at this time. The tax returns of the Bank for the past four years are open to audit by the Michigan taxation authorities. No returns are being audited by the Michigan taxation authority at the current time. Other applicable state taxes include generally applicable sales, use, real property taxes, and personal property taxes.

Regulation and Supervision

General

The growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Michigan Office of Financial and Insurance Services (the “OFIS”), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Exchange Act.

The Company’s common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

The following references to material statutes and regulations affecting the Company and the Bank are brief summaries and do not purport to be complete, and are qualified in their entirety by reference to such statues and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

The Company

General. In 2006, the Bank converted to a Michigan state-chartered Bank from a federal savings bank and the Company, as the sole shareholder of the Bank, became a bank holding company. As a bank holding company, the Company is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.

The BHCA limits the activities of a bank holding company that has not qualified as a financial holding company to banking and the management of banking organizations, and to certain non-banking activities. These non-banking activities include those activities that the Federal Reserve found, by order or regulation as of the day prior to enactment of the Gramm-Leach-Bliley Act (the “GLB Act”) on November 11, 1999, to be so closely related to banking or managing or controlling banks as to be a proper incident to those activities.

Such non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing securities brokerage services for customers.

A bank holding company whose subsidiary depository institutions all are well-capitalized and well-managed and who have Community Reinvestment Act ratings of at least “satisfactory” may elect to become a financial holding company. A financial holding company is permitted to engage in a broader range of activities than are permitted to bank holding companies.

Those expanded activities include any activity which the Federal Reserve (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities.

Federal legislation also prohibits the acquisition of control of a bank holding company, such as the Company, by a person or a group of persons acting in concert, without prior notice to the Federal Reserve. Control is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank holding company.

Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least 4% must be Tier I capital (which consists principally of shareholders’ equity). The leverage requirement consists of a minimum ratio of Tier I capital to total assets of 3% for the most highly rated bank holding companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal Reserve are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier I capital less all intangible assets), well above the minimum levels.

The Bank

General. The Bank is now a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIS, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIS and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIS and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

Business Activities. The Bank’s activities are governed primarily by Michigan’s Banking Code of 1999 (the “Banking Code”) and the Federal Deposit Insurance Act (“FDI Act”). The FDI Act, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties; mandates the establishment of a risk-based deposit insurance assessment system; and requires imposition of numerous additional safety and soundness operational standards and restrictions. The GLB Act, which amended the FDI Act, among other things, loosens the restrictions on affiliations between entities engaged in certain financial, securities, and insurance activities; imposes restrictions on the disclosure of consumers’ nonpublic personal information; and institutes certain reforms of the Federal Home Loan Bank System.

The federal laws contain provisions affecting numerous aspects of the operation and regulation of federally insured banks and empower the FDIC, among other agencies, to promulgate regulations implementing their provisions.

Branching. State chartered banks have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, unless the OFIS objects in writing within 30 days after it receives notice of a bank’s intent to establish a branch.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. However, each state can determine if it will permit out of state banks to acquire only branches of a bank in that state or to establish de novo branches.

Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one borrower is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus. At December 31, 2006, the Bank’s legal lending limit for loans to one borrower was $4.7 million; the Bank’s legal lending limit with approval of two-thirds of the Board of Directors was $7.8 million.

Enforcement. The OFIS and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the OFIS has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or imminent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner of the OFIS also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.

The FDIC has similar broad authority, including authority to bring enforcement actions against all “institution-affiliated parties” (including shareholders, directors, officers, employees, attorneys, consultants, appraisers and accountants) who knowingly or recklessly participate in any violation of law or regulation or any breach of fiduciary duty, or other unsafe or unsound practice likely to cause financial loss to, or otherwise have an adverse effect on, an insured institution. Civil penalties under federal law cover a wide range of violations and actions. Criminal penalties for most financial institution crimes include monetary fines and imprisonment. In addition, the FDIC has substantial discretion to impose enforcement action on banks that fail to comply with its regulatory requirements, particularly with respect to capital levels. Possible enforcement actions range from requiring the preparation of a capital plan or imposition of a capital directive, to receivership, conservatorship, or the termination of deposit insurance.

Assessments and Fees. The Bank pays a supervisory fee to the OFIS of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIS imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

Regulatory Capital Requirements. The Bank is required to comply with capital adequacy standards set by the FDIC. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimum are subject to certain administrative actions. More than one capital adequacy standard applies, and all applicable standards must be satisfied for an institution to be considered to be in compliance. There are three basic measures of capital adequacy: a total risk-based capital measure, a Tier 1 risk-based capital ratio; and a leverage ratio.

The risk-based framework was adopted to assist in the assessment of capital adequacy of financial institutions by, (i) making regulatory capital requirements more sensitive to differences in risk profiles among organizations; (ii) introducing off-balance-sheet items into the assessment of capital adequacy; (iii) reducing the disincentive to holding liquid, low-risk assets; and (iv) achieving greater consistency in evaluation of capital adequacy of major banking organizations throughout the world. The risk-based guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to different risk categories. An institution’s risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.

Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and other intangibles. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.

Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.

The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum leverage capital ratio of 100 to 200 basis points higher and thus a minimum leverage capital ratio of not less than 4%.

Prompt Corrective Regulatory Action. The FDIC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a bank is considered “well capitalized” if its risk-based capital ratio is at least 10%, its Tier 1 risk-based capital ratio is at least 6%, its leverage ratio is at least 5%, and the bank is not subject to any written agreement, order, or directive by the FDIC.

A bank generally is considered “adequately capitalized” if it does not meet each of the standards for well-capitalized institutions, and its risk-based capital ratio is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (or 3% if the institution receives the highest rating under the Uniform Financial Institution Rating System). A bank that has a risk-based capital ratio less than 8%, or a Tier 1 risk-based capital ratio less than 4%, or a leverage ratio less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating System) is considered to be “undercapitalized”. A bank that has a risk-based capital ratio less than 6%, or a Tier 1 capital ratio less than 3%, or a leverage ratio less than 3% is considered to be “significantly undercapitalized,” and a bank is considered “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.

Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a bank that is “critically undercapitalized.” In addition, a capital restoration plan must be filed with the FDIC within 45 days of the date a bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by each company that controls a bank that submits such a plan, up to an amount equal to 5% of the bank’s assets at the time it was notified regarding its deficient capital status. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions, and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments, set assessment rates beginning January 1, 2007 and establish a new insurance assessment system. Under the new regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The new regulations also established assessment rates beginning January 1, 2007 with the highest rated institutions, those in Risk Category I, paying premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV, paying premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.

Payment of Dividends by the Bank. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank’s payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. Additionally, OFIS and the FDIC have the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which they consider to be unsafe or unsound.

Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends.

Loans to Directors, Executive Officers, and Principal Shareholders. Under FDIC regulations, the Bank’s authority to extend credit to executive officers, directors, and principal shareholders is subject to substantially the same restrictions set forth in Federal Reserve Regulation O. Among other things, Regulation O (i) requires that any such loans be made on terms substantially similar to those offered to nonaffiliated individuals, (ii) places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and (iii) requires that certain approval procedures be followed in connection with such loans.

Certain Transactions With Related Parties. Under Michigan law, the Bank may purchase securities or other property from a director, or from an entity of which the director is an officer, manager, director, owner, employee, or agent, only if such purchase (i) is made in the ordinary course of business, (ii) is on terms not less favorable to the Bank than terms offered by others, and (iii) the purchase is authorized by a majority of the board of directors not interested in the sale. The Bank may also sell securities or other property to its directors, subject to the same restrictions (except in the case of a sale by the Bank, the terms may not be more favorable to the director than those offered to others).

In addition, the Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its non-bank subsidiaries, on investments in the stock or other securities of the Company and its non-bank subsidiaries, and on the acceptance of stock or other securities of the Company or its non-bank subsidiaries as collateral for loans. Various transactions, including contracts, between the Bank and the Company or its non-bank subsidiaries must be on substantially the same terms as would be available to unrelated parties.

Standards for Safety and Soundness. The FDIC has established safety and soundness standards applicable to the Bank regarding such matters as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits, and asset quality and earnings. If the Bank were to fail to meet these standards, the FDIC could require it to submit a written compliance plan describing the steps the Bank will take to correct the situation and the time within which such steps will be taken. The FDIC has authority to issue orders to secure adherence to the safety and soundness standards.

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:

•	for transaction accounts totaling $8.5 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $8.5 million up to and including $45.8 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $45.8 million, a reserve requirement of $1.119 million plus 10% against that portion of the total transaction accounts greater than $45.8 million.

The effect of maintaining the required non-interest earning reserve is to reduce the Bank’s interest-earning assets.

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

We are making commercial real estate loans outside of our normal market area

In an attempt to grow our commercial real estate loan portfolio we consider it necessary in certain cases to make these loans outside of our normal market area. We have done this because competition for Commercial Real Estate loans in our local markets is intense. Lending outside of our normal market area may cause increased loan losses in the future if we lend in an area that we are not familiar with and that local economy suffers a recession.

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

Our loan portfolio possesses increased risk due to our subprime residential lending

Up until a few years ago, a significant portion of our one-to-four family residential loan originations were considered subprime. At December 31, 2006, 11.1% of our residential mortgage loans were subprime loans. Historically, our foreclosure rates on our residential loan portfolio are higher than peer and we believe this is, to a significant extent, the result of our subprime residential lending and the economy in our market area. Future foreclosures will negatively impact profits because of higher loan loss provisions and expenses related to foreclosed properties.

If we lose our executive officers, it could adversely affect our operations

The successful operation of Monarch Community Bancorp and Monarch Community Bank is greatly dependent on the continued availability of capable executive officers. At present, the only executive officers of both Monarch Community Bancorp and Monarch Community Bank are Donald L. Denney, President and Chief Executive Officer, William C. Kurtz, Senior Vice President and Chief Operations Officer, Andrew Van Doren, Vice President, Secretary and Corporate Counsel, Ralph Micalizzi, Vice President, Chief Financial Officer and Treasurer, Eric Cook, Vice President and Vicki Bassage, Assistant Secretary. We have entered into an employment agreement with Mr. Denney but not with the other executive officers. We do not have key man insurance on any of our executive officers.

The amount of common stock controlled by insiders, our articles of incorporation and bylaws and state and federal statutory and regulatory provisions could discourage hostile acquisitions of control

Purchases of common stock by directors and officers are for investment purposes and not necessarily for resale. Inside ownership of Monarch Community Bancorp (totaling 335,757 shares as of December 31, 2006) is significant and this inside ownership and provisions in our articles of incorporation and bylaws may have the effect of discouraging attempts to acquire Monarch Community Bancorp, a proxy contest for control of Monarch Community Bancorp, the assumption of control of Monarch Community Bancorp by a holder of a large block of common stock and the removal of Monarch Community Bancorp’s management, all of which certain shareholders might think are in their best interests. These provisions include among other things:

ITEM 1A. Risk Factors, continued

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

In addition, the Maryland business corporation law, the state where Monarch Community Bancorp is incorporated, provides for certain restrictions on acquisition of Monarch Community Bancorp, and federal law contains restrictions on acquisitions of control of bank holding companies such as Monarch Community Bancorp.

The low trading volume in our common stock may make the value of the stock volatile and may make it difficult for shareholders to sell their shares when they desire.

Historically, there have been times when trading volume has been low. During those times the Company’s stock price has encountered some decline. Average daily trading volume for the years ending December 31, 2006 and 2005 were 4,266 and 1,658 shares respectively. The high and low levels of our stock price for each quarter of the last two fiscal years are disclosed in this document. A more detailed history of the Company’s stock price can be found under our stock symbol (MCBF).

ITEM 1B. Unresolved Staff Comments - None

ITEM 2. Properties

At December 31, 2006, we had six full service offices and one drive-through only facility. At December 31, 2006, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $5.3 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

The following table provides information regarding our office and other facilities:

Location	County	Owned/ Leased

Main Office
375 North Willowbrook Road	Branch	Owned
Coldwater, Michigan 49036

Branch Offices
30 West Chicago Street	Branch	Owned
Coldwater, Michigan 49036

365 N. Broadway	Branch	Owned
Union City, Michigan 49094

1 West Carleton Road	Hillsdale	Owned
Hillsdale, Michigan 49242

15975 West Michigan Avenue	Calhoun	Owned
Marshall, Michigan 49068

107 North Park	Calhoun	Owned
Marshall, Michigan 49068

Other Facilities
34 Grand Street (Garage)	Branch	Owned
Coldwater, Michigan 49036

24 Grand Street (Drive through)	Branch	Owned
Coldwater, Michigan 49036

87 Marshall Street (Leased to others)	Branch	Owned
Coldwater, Michigan 49036

119 Grand Street (Vacant)	Calhoun	Owned
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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Monarch’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market. For the years ended December 31, 2006 and 2005, the Company paid dividends of $0.24 and $0.21 per share, respectively.

Year	Quarter ending	High	Low

2005	March 31	$14.33	$12.00
	June 30	$14.33	$11.00
	September 30	$13.75	$12.00
	December 31	$12.59	$10.50
2006	March 31	$12.80	$11.02
	June 30	$13.00	$11.07
	September 30	$12.63	$10.90
	December 31	$11.25	$10.03

As of February 2, 2007, there were 2,533,781 shares of the Company’s common stock issued and outstanding and approximately 560 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

The following graph compares the cumulative total stockholder return on the Company’s common stock (MCBF), with cumulative return for the Russell 3000 Index and the SNL Financial LC, $250-$500 million bank and thrift indexes over the same period, assuming the investment of $100 on August 30, 2002, and reinvestment of all dividends.

	Period Ending

Index	08/30/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Monarch Community Bancorp	100.00	97.09	139.91	114.49	101.24	93.31
Russell 3000	100.00	96.67	126.70	141.83	150.51	174.17
SNL $250M-$500M Bank Index	100.00	108.80	157.21	178.43	189.44	197.93
SNL $250M-$500M Thrift Index	100.00	106.64	150.95	165.80	152.89	172.79

Source: SNL Financial, LC, Charlottesville, VA
© 2007

ITEM 6. Selected Financial Data

SELECTED FINANCIAL AND OTHER DATA

The summary information presented below under “Selected Financial Condition Data” and “Selected Operations Data” for, and as of the end of, each of the years ended December 31 is derived from our audited financial statements. The following information is only a summary and you should read it in conjunction with our consolidated financial statements, including notes thereto, included elsewhere in this document:

	December 31,
	2006	2005	2004	2003	2002

	(In Thousands)
Selected Financial Condition Data:

Total Assets	$289,987	$277,068	$275,448	$203,123	$197,985
Loans receivable, net	230,247	213,097	219,373	141,225	145,162
Investment securities, at carrying value	13,934	14,584	8,324	19,934	17,434
Fed Funds sold and overnight deposits	7,864	6,988	6,120	20,974	16,063
Deposits	192,572	174,715	169,573	107,240	106,744
Federal Home Loan Bank Advances	54,476	59,562	65,955	57,384	52,500
Equity	39,986	40,576	39,419	37,430	36,949

	December 31,
	2006	2005	2004	2003	2002

	(In Thousands)
Selected Operations Data:

Total interest income	$17,287	$15,231	$13,818	$12,053	$12,931
Total interest expense	8,607	6,567	6,173	6,060	6,466

Net interest income	8,680	8,664	7,645	5,993	6,465
Provision for loan losses	—	(385)	4,875	1,266	397

Net interest income after provision for loan losses	8,680	9,049	2,770	4,727	6,068
Fees and service charges	2,642	2,496	2,333	1,167	1,154
Gains on sales of loans, mortgage-backed securities and investment securities	342	562	805	1,672	998
Other non-interest income	138	341	287	86	7

Total non-interest income	3,122	3,399	3,425	2,925	2,159
Total non-interest expense	9,710	10,503	9,978	6,737	6,798

Income before taxes	2,092	1,945	(3,783)	915	1,429
Income tax provision	544	505	(1,272)	251	415

Net income (loss)	$1,548	$1,440	$(2,511)	$664	$1,014

ITEM 6. Selected Financial Data, continued

	December 31,
	2006	2005	2004	2003	2002

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.54%	0.52%	-0.97%	0.32%	0.54%
Return on Equity (ratio of net income to average equity)	3.85%	3.59%	-6.53%	1.80%	4.08%
Interest rate spread information:
Average during period	3.26%	3.41%	3.15%	2.69%	3.58%
Net interest margin	3.42%	3.56%	3.33%	3.11%	3.85%
Ratio of operating expense to average total assets	3.41%	3.80%	3.85%	3.22%	3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.05	1.05	1.07	1.13	1.07
Efficiency ratio	80.44%	85.39%	88.18%	74.14%	75.10%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	0.74%	1.31%	2.23%	2.94%	2.53%
Non-performing loans to total loans	0.20%	0.37%	1.87%	2.60%	2.04%
Allowance for loan losses to non-performing loans	432.48%	360.67%	151.74%	69.89%	58.70%
Allowance for loan losses to loans receivable, net	0.88%	1.37%	2.84%	1.81%	1.18%

Capital ratios:
Equity to total assets at end of period	13.79%	14.64%	14.31%	18.43%	18.67%

Other data:
Number of full-service offices	6	6	7	5	5

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

Allowance for Loan Losses. Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on generally accepted accounting principles and regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, the joint policy statement on the allowance for loan losses methodologies issued by the Federal Financial Institutions Examination Council and guidance issued by the Securities and Exchange Commission. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, collateral values and cost of disposal and other subjective factors.

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

Our focus in 2007 will be growth in commercial lending and non-interest income, maintaining a high level of customer service, growth of core deposits, continued improvement of credit quality, and continued development of our sales culture. We are dedicating resources to these initiatives that management believes will lead to a higher level of profitability, shareholder value and overall success. Management believes focusing on these areas in 2007 will serve the Company well into the future. We intend to continue to capitalize on the 2004 acquisition of MSB Financial, Inc. with further expansion of our lending activities in Calhoun County.

Changes in Financial Condition from December 31, 2005 to December 31, 2006

General. Monarch’s total assets increased $12.9 million, or 4.7%, to $290.0 million at December 31, 2006 compared to $277.1 million at December 31, 2005. Increases in loans in 2006 were offset by decreases in cash, investments, foreclosed assets, premises and equipment and other assets.

Loans. Monarch’s net loan portfolio increased $17.1 million, or 8.0%, from $213.1 million at December 31, 2005 to $230.2 million at December 31, 2006. Gross loans increased $16.2 million, or 7.5%, from $216.7 million at December 31, 2005 to $232.9 million at December 31, 2006.

The increases in loan balances were due to new loan production exceeding repayments and payoffs on existing loans. Total loan originations decreased 3.2% from $108.0 million in 2005 to $104.5 million in 2006. One-to-four family originations have declined as new loan production has declined along with the mortgage market. Commercial real estate, multi-family, home equity, and construction/land development loans increased in 2006 as lenders had more time to focus on new loan origination as a result of the success they had in 2005 improving overall Bank credit quality. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and business loans as well as expanded geographic outreach facilitated by the 2004 acquisition.

Securities. The Bank’s security portfolio decreased $0.7 million, or 4.8%, to $13.9 million at December 31, 2006 from $14.6 million at December 31, 2005. Securities were 4.8% of total assets at December 31, 2006 as compared to 5.3% at December 31, 2005. During 2006, securities were purchased primarily to replace investments with relatively low yields when compared to the current market. Management purchases securities to maintain sufficient liquidity and to provide yield to offset declines in the loan portfolio when they occur.

Liabilities. Monarch’s deposits increased $17.9 million, or 10.2%, to $192.6 million at December 31, 2006 compared to $174.7 million at December 31, 2005. This increase was primarily in certificates of deposit (CDs) as the Bank increased its reliance on brokered CDs to maintain sufficient liquidity and to fund repayment of borrowings. Brokered CDs increased from $28.6 million at December 31, 2005 to $41.3 million at December 31, 2006. The Bank did experience a $0.9 million increase in non-interest bearing deposit accounts and a $6.8 million increase in money market accounts. Most of the increase in money market accounts came from our Investors’ Money Market Account which offers a high interest rate compared to our competition. The Bank did not experience deposit increases in other areas and continues to compete for core deposits.

Federal Home Loan Bank advances decreased $5.1 million, or 8.6%, to $59.6 million at December 31, 2005 from $54.5 million at December 31, 2006. The decrease was primarily due to repayment of outstanding advances and the replacement of these advances with brokered deposits. In an effort to manage our interest rate risk, Monarch is decreasing its dependency on Federal Home Loan Bank advances and intends to replace these funds with core deposits, brokered deposits, and in some cases if necessary, lower yielding advances in an environment where it appears that interest rates are expected to fall. The interest rates paid on advances is high relative to current market rates, and reducing our dependency on them should help improve net interest margin as long as interest rates continue to fall.

Equity. Total equity amounted to $40.0 million at December 31, 2006 and $40.6 million at December 31, 2005, or 13.8% and 14.6%, respectively, of total assets at both dates. The decrease in equity over the period was due primarily to 2006 net income of $1.5 million offset by the repurchase of $2.1 million in common stock and the payment of $630,000 in dividends.

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

	Year Ended December 31,

	2006			2005

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

	(dollars in thousands)
Fed Funds and overnight deposits	$6,444	$380	5.90%	$6,834	$269	3.94%
Investment securities	13,796	574	4.16	13,494	500	3.71
Other securities	4,582	226	4.93	4,753	204	4.29
Loans receivable (1)	228,652	16,107	7.04	218,632	14,258	6.52

Total earning assets	$253,474	$17,287	6.82	$243,713	$15,231	6.25

Demand and NOW accounts	$34,222	$70	0.20	$33,811	$78	0.23
Money market accounts	19,318	617	3.19	16,731	211	1.26
Savings accounts	25,223	105	0.42	28,535	119	0.42
Certificates of deposit	105,185	4,626	4.40	90,397	2,929	3.24
Federal Home Loan Bank advances	58,107	3,189	5.49	61,842	3,230	5.22

Total interest bearing liabilities	$242,055	8,607	3.56	$231,316	6,567	2.84

Net interest income		$8,680			$8,664

Net interest spread			3.26%			3.41%

Net interest margin			3.42%			3.56%

	2004

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Fed Funds and overnight deposits	$9,349	$123	1.32%
Investment securities	17,643	442	2.51
Other securities	4,093	179	4.37
Loans receivable (1)	198,336	13,074	6.59

Total earning assets	$229,421	$13,818	6.02

Demand and NOW accounts	$28,880	$94	0.33
Money market accounts	15,815	176	1.11
Savings accounts	24,215	117	0.48
Certificates of deposit	83,478	2,323	2.78
Federal Home Loan Bank advances	62,643	3,463	5.53

Total interest bearing liabilities	$215,031	6,173	2.87

Net interest income		$7,645

Net interest spread			3.15%

Net interest margin			3.33%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31, 2006 vs. 2005				Year Ended December 31, 2005 vs. 2004

	Increase (Decrease) Due to			Total	Increase (Decrease) Due to			Total
				Increase				Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)

	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$134	$(15)	$(8)	$111	$245	$(33)	$(36)	$146
Investment securities	61	11	1	73	212	(104)	(50)	58
Other securities	30	(7)	—	23	(3)	29	(2)	24
Loans receivable	1,144	654	51	1,849	(140)	1,338	(14)	1,184

Total interest-earning assets	$1,369	$643	$44	$2,056	$314	$1,230	$(102)	$1,412

Interest-bearing liabilities
Demand and NOW accounts	$(9)	$1	$—	$(8)	$(27)	$16	$(5)	$(16)
Money market accounts	323	33	50	406	23	10	3	36
Savings accounts	—	(14)	—	(14)	(16)	21	(3)	2
Certificates of deposit	1,047	479	171	1,697	382	193	32	607
Federal Home Loan Bank advances	164	(195)	(10)	(41)	(191)	(44)	2	(233)

Total interest-bearing liabilities	$1,525	$304	$211	$2,040	$171	$195	$30	$396

Net interest income				$16				$1,016

Rate/Volume Analysis, continued

The following table presents the weighted average yields earned on loans, overnight deposits and other interest-earning assets, and the weighted average rates paid on interest-bearing deposits and borrowings and the resultant interest rate spreads at the dates indicated.

	December 31,
	2006	2005

Weighted average yield on:
Fed Funds and overnight deposits	4.71%	3.75%
Investment securities	4.46%	3.87%
Federal Home Loan Bank stock	5.00%	4.75%
Loans:
One-to-four family	6.86%	6.62%
Multi-family and nonresidential real estate	7.29%	7.08%
Construction or development	7.01%	5.86%
Total real estate loans	6.97%	6.69%
Other loans:
Consumer loans	7.91%	7.62%
Commercial business loans	8.07%	7.76%
Total Loans	7.12%	6.85%

Combined weighted average yield on interest earning assets	6.87%	6.54%

Weighted average rate paid on:
Demand and NOW accounts	0.21%	0.27%
Money market accounts	3.73%	2.36%
Savings deposits	0.42%	0.41%
Certificates of deposit	4.78%	3.95%
Federal Home Loan Bank advances	5.47%	5.36%

Combined weighted average rate paid on interest-bearing liabilities	3.87%	3.24%

Spread	3.00%	3.30%

Comparison of Results of Operations for the Years Ended December 31, 2006, 2005, and 2004

General. Monarch reported net income of $1.5 million for the year ended December 31, 2006 compared to net income of $1.4 million for the year ended December 31, 2005 and a net loss of $2.5 million in 2004. The increase in earnings in 2006 was primarily due to a $0.8 million decrease in total non-interest expense offset by a $0.3 million decrease in non-interest income and zero loss provision in 2006 whereas a $0.4 million recovery of loan loss provision was recorded in 2005.

Net Interest Income. Net interest income before provision for loan losses increased 0.2% to $8.68 million for 2006 compared to $8.66 million in 2005. Total interest income increased $2.06 million primarily from a $1.85 million increase in interest income on loans and a $0.21 million increase in total interest income on federal funds sold, overnight deposits and investment securities. The increase in interest expense is summarized in the “Interest Expense” paragraph below.

Net Interest Income, continued - Our net interest margin decreased from 3.56% in 2005 to 3.42% in 2006 due to yields on interest-bearing liabilities increasing more rapidly (2.84% in 2005 to 3.56% in 2006) than yields on interest-earning assets (6.25% in 2005 to 6.82% in 2006). Our net interest margin increased from 3.33% in 2004 to 3.56% in 2005 because yields on interest-earning assets increased (6.02% in 2004 to 6.25% in 2005) and yields on interest-bearing liabilities (2.87% in 2004 to 2.84% in 2005) slightly decreased.

Interest Income. Interest income increased $2.06 million during the year ended December 31, 2006. The key factors contributing to this growth were a $15.2 million increase in loans secured by real estate, a $2.9 million increase in home equity loans and lines of credit, and a rising interest rate environment that did not level off until the third quarter of 2006. The average yield on earning assets increased as a result of these factors as well as much higher yields on Fed funds, overnight deposits and investment securities. Please also note that the Bank had an adjustment correcting the calculation of net deferred fees (which increased interest income in the fourth quarter of 2006 by approximately $103,000) most of which corrected net deferred fees on certain loans originated in the last five years.

Interest income increased $1.4 million in 2005 primarily as a result of a $2.0 million increase in home equity loans and lines of credit, a $6.3 million increase in investment securities, and a rising interest rate environment that lasted throughout 2005. The average yield on earning assets increased as a result of these factors as well as much higher yields on Fed funds, overnight deposits and investment securities.

Interest Expense. Total interest expense increased $2.04 million in 2006. This was primarily due to a $2.08 million increase in our cost of funds for deposits (where brokered deposits increased $12.7 million in 2006) which was partially offset by a $41,000 decrease in our cost of funds resulting from net repayments of Federal Home Loan Bank advances totaling $5.1 million. The overall yield on advances increased from 5.36% in 2005 to 5.47% in 2006 but is expected to decline in subsequent years as these advances are projected to be replaced (should they be needed) with deposits and/or advances having a lower cost.

Total interest expense increased $394,000 in 2005. This was primarily due to a $627,000 increase in our cost of funds for deposits which was partially offset by a $233,000 decrease in our cost of funds resulting from net repayments of Federal Home Loan Bank advances totaling $6.2 million.

Provision for Loan Losses. The Bank recorded no provision for loan losses for the year ended December 31, 2006 compared to a recovery of provisions totaling $385,000 for the year ended December 31, 2005. This was because of improved asset quality, a lower level of non-performing assets, and a lower level of charge-offs compared to previous years. The Bank will consider provisions in future periods if there are changes in asset quality or other trends noted above.

The recovery of provisions in 2005 was possible due to the Bank receiving payoffs on two loan relationships totaling $1.5 million for which the Bank had previously provided loan loss allowances of $535,000.

The Bank’s net charge-offs were $0.9 million in 2006 compared to $3.1 million for 2005. The decreased charge-offs in 2006 are primarily the result of aggressive collection efforts since 2004, improved credit quality of our loan portfolio that led to a lower level non-performing assets, and a lower level of delinquencies. Maintaining asset quality remains a priority of management. See “Loans” discussion above.

The Bank’s net charge-offs were $3.1 million in 2005 compared to $1.6 million for 2004. The increased charge-offs in 2005 (provided for in 2004) are primarily the result of losses incurred on the sale of problem loans completed during the second quarter of 2005 as well as the Bank continuing to aggressively deal with problem loans. During the past several years we have continued to be aggressive in foreclosing on delinquent one-to-four family loans in an attempt to improve the credit quality of our loan portfolio and the result has been higher than historical charge-offs, as well as decreased delinquencies on this type of loans.

Non-interest Income. Non-interest income was $3.1 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively (a decrease of 8.8%). Fees and service charges on deposit accounts increased $161,000 as the Bank increased its level of bounce protection on customer direct deposit accounts (effective May 1, 2006) and its non-sufficient funds fee from $25 to $29 per transaction (effective September 1, 2006) both of which led to an increase of $113,000 in NSF fees. Other factors contributing to the increase in fees and service charges were a $41,000 increase in loan related fees (as the Bank developed new mortgage banking relationships with four brokerage companies in June 2006 which led to $64,000 in new fee income) as well as a $8,000 increase in fees for certificates of deposit early withdrawal penalties and a $14,000 increase in ATM/Debit Card income.

Gain on sale of loans decreased $200,000 to $362,000 from $562,000 a year ago as mortgage banking activities continue to decline due to lower than expected volume of originations (137 for 2006 compared to 208 for 2005)partly resulting from interest rates that were higher than they were last year. Other income decreased $203,000 (from $341,000 in 2005 to $138,000 in 2006) primarily due to a $15,000 decrease in rental income (from $49,000 in 2005 to $34,000 in 2006), a $120,000 increase in net losses on the sale of real estate owned (from a $53,000 net gain in 2005 compared to a $67,000 net loss in 2006), a $25,000 decrease in investment services income (from $58,000 in 2005 to $33,000 in 2006), and a $39,000 decrease (to $0 in 2006) in net gains on sales of fixed assets (including the Jonesville branch in 2005). In 2005, the Bank was receiving rental income related to a foreclosed property that was subsequently sold. The Bank also had a $20,000 loss on the sale of securities as management replaced two agency securities and one municipal security with tax-free municipal securities earning higher interest rates in anticipation of what management expects to be falling interest rates in 2007.

Non-interest income was $3.4 million for the years ended December 31, 2005 and 2004, respectively. Fees and service charges on deposit accounts increased $101,000 due to higher fee levels from our overdraft protection program. Loan servicing fees increased $62,000 as a result of a larger loan servicing portfolio. Other remaining non-interest income increased $114,000 due to larger net gains on the sale of foreclosed properties ($54,000 in 2005 compared to $16,000 in 2004), higher rental income ($49,000 in 2005 compared to $20,000 in 2004), and no gains or losses on investment securities for 2005 compared to $60,000 in losses on the sale of investments in 2004. The increased fees helped offset a decrease in gains from sale of loans which decreased to $562,000 compared to $865,000 for the year ended December 31, 2004 as mortgage banking activities continued to decline.

Non-interest Expense. Non-interest expense was $9.7 million and $10.5 million for the years ended December 31, 2006 and 2005, respectively, a decrease of 7.6%. Salaries and employee benefits decreased $136,000 primarily due to a $68,000 decrease in total employee salaries and wages (including payroll taxes), and a $206,000 decrease in health insurance expense resulting primarily from revision to the Bank’s medical coverage plans for calendar year 2006 offset by $85,000 in stock option expenses (as the Bank implemented SFAS No. 123(R) in 2006), a $20,000 increase in pension fund expense, and a $14,000 increase in restricted stock expense. Occupancy and equipment expense decreased $61,000 primarily due to lower depreciation expense. Professional services expense decreased $161,000 due to a $35,000 reduction in legal expense, a $50,000 reduction in audit and accounting expense, and a $46,000 reduction in regulatory examination costs. Other decreases in professional fees were not individually significant.

Expense control and revenue enhancement continue to be challenges for management as efforts continue on improving efficiency. In September 2006, management (with approval from the Board of Directors) decided to downsize certain departments in order to position the Company for improved financial results. This resulted in a reduction of 11 full-time equivalent employees (FTEs) in the fourth quarter of 2006. Management also decided to reduce employee benefits in October 2006 that include reducing the employer match in the Company’s 401(k) plan by 50% (an estimated $38,000 annual savings) and extending the time the Company allocates ESOP shares to employees from 5 years to 10 years (estimated to be a $93,000 annual savings for 2007). As strategic planning for 2007 continues, ways to enhance revenue and improve expense control continued to be pursued. Management is confident that the actions taken to control expenses will not affect the Company’s ability to fulfill its obligations to its customers and shareholders.

Repossessed property expenses decreased $175,000 for the year ended December 31, 2006 compared to the same period in 2005. Management recorded $121,000 in write-downs of foreclosed properties for 2006 compared to $318,000 in 2005. The Bank also had a $22,000 increase in foreclosed property operating expenses for the same period. Amortization of core deposit intangible decreased $78,000 and amortization of mortgage servicing rights (mortgage banking expense) decreased $56,000 (consistent with the decline in refinancing) for the year ended December 31, 2006.

Other general and administrative expenses decreased $142,000 for year ended December 31, 2006 as compared to the same period for 2005 primarily due to a $41,000 decrease in office supplies and printing expenses, a $50,000 decrease in expenses related to indirect lending (as the Bank exited this type of lending), a $45,000 decrease in telephone expense, and a $45,000 decrease in employee education and business travel expense offset by a $69,000 increase in advertising and promotion expense used for professional services for an extensive marketing campaign. All other increases in non-interest expense were not significant.

Non-interest expense increased $525,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004. Repossessed property expense increased to $521,000 in 2005 from $216,000 in 2004 as a result of the Bank taking $318,000 in write-downs based on recent assessments of the appraised value of repossessions. Data processing expense increased to $689,000 in 2005 from $622,000 in 2004 as we continue to stay current with advancing technology which involved a $32,000 increase in service bureau expense, a $27,000 increase in licenses and software expense data processing expense and a $10,000 increase in other related expense most of which were data processing maintenance expenses. Amortization of core deposit intangible amounted to $369,000 for 2005 compared to $329,000 in 2004. We expect the expense to be approximately $290,000 in 2007 and will carefully monitor whether additional amortization is needed. Amortization of mortgage servicing rights amounted to $438,000 for 2005 compared to $385,000 in 2004. We expect the expense for 2006 to be higher than in 2005 as our portfolio continues to grow. All other increases in non-interest expense were not significant.

Federal Income Taxes. Monarch recorded an income tax expense for the year ended December 31, 2006 of $544,000 on income before tax of $2.1 million which represented an effective tax rate of 26.0% of income before tax. In 2005, we recorded an income tax expense of $505,000 which also represented an effective tax rate of 26.0% of income before tax. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

Liquidity and Commitments

We are required to maintain appropriate levels of liquid assets under FDIC regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above those believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2006, our liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits with a maturity of one year or less and current borrowings, was 10.1%. This level of liquidity is lower than that maintained last year but management is confident they will be able to effectively address the Bank’s liquidity needs while facilitating increased profitability.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $82.7 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.

If necessary, additional funding sources include additional deposits (including core deposits), brokered deposits, and Federal Home Loan Bank advances. Management is committed to increasing our core deposit balances and is willing to offer interest rates higher than those of the competition. Based on current collateral levels, at December 31, 2006, Monarch could borrow an additional $22.8 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if Monarch pledges additional collateral, such as securities, to the Federal Home Loan Bank. Monarch anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments. For the year ended December 31, 2006, Monarch had a net decrease in cash and cash equivalents of $989,000 as compared to a net increase of $637,000 million for the year ended December 31, 2005.

The Bank’s primary sources of funds during 2006 were net income of $1.5 million, a net increase in deposits totaling $17.6 million, proceeds from Federal Home Loan Bank advances totaling $27.0 million, proceeds from the sale of foreclosed assets totaling $3.2 million and proceeds from the sales and maturities of securities totaling $5.5 million. The primary uses of funds in 2006 were for purchases of investments totaling $4.8 million, repayments of Federal Home Loan Bank advances totaling $32.0 million, and net loan originations and principal collections totaling $19.3 million.

The Bank’s primary sources of funds during 2005 were net income of $1.4 million, a net increase in deposits totaling $5.0 million, proceeds from Federal Home Loan Bank advances totaling $4.0 million, proceeds from the sale of foreclosed assets totaling $2.8 million and proceeds from the maturities of securities totaling $1.9 million. The primary uses of funds in 2005 were for purchases of investments of $8.4 million and repayments of Federal Home Loan Bank advances totaling $10.2 million.

Off-Balance Sheet Arrangements

At December 31, 2006, the total unused commercial and consumer lines of credit were $19.3 million. As of December 31, 2006, there were outstanding commitments under letters of credit of $10,000. At December 31, 2005, the total unused commercial and consumer lines of credit were $19.8 million. As of December 31, 2005 there were outstanding commitments under letters of credit of $64,000. The Company has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Company has certain obligations and commitments to make future payments under contracts. At December 31, 2006, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

	(Dollars in Thousands)
Certificates of deposit	$112,804	$82,717	$22,277	$7,810	$—
FHLB advances	54,476	13,646	20,313	7,342	13,175

Total	$167,280	$96,363	$42,590	$15,152	$13,175

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

	(Dollars in Thousands )
Commitments to grant loans	$1,648	$1,648	$—	$—	$—
Unfunded commitments under HELOCs	17,687	1,088	4,111	4,445	8,043
Unfunded commitments under Commercial LOCs	1,627	1,233	389	5	—
Letters of credit	10	10	—	—	—

Total	$20,972	$3,979	$4,500	$4,450	$8,043

Long-term obligations also include the liability under the Company’s Director Deferred Compensation Plans. See Note 15 in the Notes to Consolidated Financial Statements for additional information on the plans.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2006, Monarch exceeded all capital requirements of the FDIC. Monarch’s regulatory capital ratios at that date were as follows: Tier 1 leverage capital 9.97%; Tier 1 risk-based capital 13.46%; and total risk-based capital, 14.44%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. In 2007, management does not anticipate seeking additional capital. On January 24, 2006, management issued a press release announcing an intention to repurchase 270,000 of its outstanding shares in the open market in block trades or privately negotiated transactions. The repurchase program was effective January 30, 2006 and 177,300 shares were repurchased.

On February 15, 2007, the Board of Directors voted unanimously to approve a reverse merger transaction which would reduce the number of total shareholders below 300. The merger is expected to be completed in the fourth quarter of 2007 subject to regulatory, SEC and shareholder approval. As a result, if the reverse merger is completed, the Company intends to terminate the registration of its stock with the SEC and cause the stock to cease to be traded on the Nasdaq Capital Market. Additional information regarding the reverse merger is summarized in Note 20 – Subsequent Event in the audited consolidated financial report for 2006.

Impact of Inflation

The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Impact of Inflation, continued

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of non-interest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

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

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2006 and 2005 we sold $16.2 million and $25.4 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.

Monarch uses an internally generated model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. The information presented in the following table presents the expected change in Monarch’s net portfolio value at December 31, 2006 that would occur upon an immediate change in interest rates.

Change in Interest Rates Basis Points (“bp”) (Rate Shock in Rates) (1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets

	$ Amount	$ Change	% Change	NPV Ratio	Change

+ 300 bp	33,457	-10,386	-24%	12.20%	-278 bp
+ 200 bp	36,468	-7,375	-17%	13.03%	- 195 bp
+100 bp	40,776	-3,067	-7%	14.22%	-76 bp
0 bp	43,843			14.98%
-100 bp	44,628	+785	+2%	15.05%	+ 7 bp
-200 bp	44,474	+631	+1%	14.85%	- 13 bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Data from the model indicates that the Bank’s IRR level remains minimal.

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

The Bank, like other financial institutions, is affected by changes in market interest rates. Our net interest margin can change, either positively or negatively, as the result of increases or decreases in market interest rates. Some factors affecting net interest margin are outside of our control; market interest rates are but one factor affecting the Bank’s net interest margin. However, management has the ability, through its asset/liability management and pricing policies to affect the Bank’s net interest margin notwithstanding the level of market interest rates. The preceding table indicates the Bank’s net portfolio value will decrease in an increasing interest rate scenario and increase in a decreasing interest rate scenario. Management believes that its net interest margin will behave similarly.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2006. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

	Principal Amount Maturing In:

	2007	2008	2009	2010	2011	2012 and beyond	Total	Fair Value 12/31/2006

Rate-sensitive assets
Fed funds and overnight deposits	$7,864	$—	$—	$—	$—	$—	$7,864	$7,864
Average interest rate	5.00%

Securities	$3,494	$3,449	$2,990	$404	$1,952	$1,741	$14,030	$13,934
Average interest rate	3.48%	4.32%	4.47%	4.09%	5.26%	5.89%

Gross loans	$16,951	$7,152	$13,026	$15,652	$25,928	$154,153	$232,862	$232,512
Average interest rate	7.16%	7.41%	7.22%	6.87%	7.43%	7.06%

Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$64,035	$—	$—	$—	$—	$—	$64,035	$64,035
Average interest rate	1.34%

Certificates of deposit	$82,720	$15,425	$6,849	$3,009	$4,801	$—	$112,804	$112,660
Average interest rate	4.85%	4.37%	4.62%	4.66%	5.13%

FHLB advances	$13,646	$20,153	$160	$6,167	$1,175	$13,175	$54,476	$54,403
Average interest rate	5.79%	5.67%	5.64%	6.19%	5.40%	4.49%

ITEM 8. Financial Statements and Supplementary Data

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Financial Report December 31, 2006

Monarch Community Bancorp, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Grand Rapids, Michigan
February 15, 2007

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet (000s omitted, except per share data)

	December 31

	2006	2005

Assets
Cash and due from banks	$7,433	$9,298
Federal Home Loan Bank overnight time and other interest bearing deposits	7,864	6,988

Total cash and cash equivalents	15,297	16,286
Securities - Available for sale (Note 3)	13,706	14,337
Securities - Held to maturity (Note 3)	228	247
Other securities (Note 3)	4,237	4,837
Real estate investment - Limited partnership, at equity (Note 4)	979	1,129
Loans held for sale	937	168
Loans, net (Note 5)	230,247	213,097
Foreclosed assets, net (Note 7)	1,680	2,811
Premises and equipment (Note 8)	5,261	5,706
Goodwill (Note 2)	9,606	9,606
Core deposit (Note 2)	1,092	1,384
Other assets (Notes 6 and 11)	6,717	7,460

Total assets	$289,987	$277,068

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Note 9):
Noninterest-bearing	$15,733	$14,837
Interest-bearing	176,839	159,878

Total deposits	192,572	174,715
Federal Home Loan Bank advances (Note 10)	54,476	59,562
Accrued expenses and other liabilities	2,953	2,215

Total liabilities	250,001	236,492
Commitments and Contingencies (Note 12)	—	—

Stockholders’ Equity (Notes 13 and 14)
Common stock - $0.01 par value 20,000,000 shares authorized, 2,533,781 shares issued and outstanding at December 31, 2006 and 2,709,596 shares issued and outstanding at December 31, 2005	25	27
Additional paid-in capital	26,191	28,150
Retained earnings	15,319	14,401
Accumulated other comprehensive loss	(63)	(155)
Unearned compensation (Notes 18 and 19)	(1,486)	(1,847)

Total stockholders’ equity	39,986	40,576

Total liabilities and stockholders’ equity	$289,987	$277,068

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Operations (000s omitted, except per share data)

	Year Ended December 31

	2006	2005	2004

Interest Income
Loans, including fees	$16,107	$14,258	$13,074
Investment securities	800	704	621
Federal funds sold and overnight deposits	380	269	123

Total interest income	17,287	15,231	13,818
Interest Expense
Deposits (Note 9)	5,418	3,337	2,710
Federal Home Loan Bank advances	3,189	3,230	3,463

Total interest expense	8,607	6,567	6,173

Net Interest Income	8,680	8,664	7,645
Provision for Loan Losses (Note 5)	—	(385)	4,875

Net Interest Income After Provision for Loan Losses	8,680	9,049	2,770
Noninterest Income
Fees and service charges	2,195	2,034	1,933
Loan servicing fees	447	462	400
Net gain on sale of loans	362	562	865
Net loss on sale of investment securities (Note 3)	(20)	—	(60)
Other income	138	341	287

Total noninterest income	3,122	3,399	3,425
Noninterest Expense
Salaries and employee benefits (Note 15, 18 and 19)	4,967	5,103	5,084
Occupancy and equipment	1,020	1,081	1,060
Data processing	704	689	622
Mortgage banking	382	438	385
Professional services	441	602	632
Amortization of intangible assets (Note 2)	291	369	329
NOW account processing	171	182	179
ATM/Debit card processing	233	221	219
Repossessed property expense (Note 7)	346	521	216
Other general and administrative	1,155	1,297	1,252

Total noninterest expense	9,710	10,503	9,978

Income (Loss) - Before income taxes	2,092	1,945	(3,783)
Income Taxes (Note 11)	544	505	(1,272)

Net Income (Loss)	$1,548	$1,440	$(2,511)

Earnings (Loss) Per Share (Note 1)
Basic	$0.63	$0.57	$(1.05)
Diluted	$0.63	$0.57	$(1.05)

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity
(000s omitted, except per share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)

	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings		Unearned Compensation	Total

Balance - January 1, 2004	2,399	$24	$23,352	$16,567	$75	$(2,588)	$37,430

Issuance of 310,951 shares of common stock at $14.75/share in connection with acquisition of MSB Financial, Inc. (Note 2)	311	3	4,583				4,586

797 shares repurchased at $14.15/share	(1)		(11)				(11)

Issuance of 18,000 shares of common stock at $14.26/share awarded in connection with Restricted Stock Plan, net of forfeitures of 18,484 shares at $13/share		—	16			(16)	—

Vesting of 17,040 restricted shares						221	221
Allocation of ESOP shares (Note 18)			119			185	304

Comprehensive income:
Net Loss				(2,511)			(2,511)
Change in unrealized gain on securities available-for-sale,					(73)		(73)

Total comprehensive income							(2,584)
Dividends paid ($0.20/share)	—	—	—	(527)	—	—	(527)

Balance - December 31, 2004	2,709	$27	$28,059	$13,529	$2	$(2,198)	$39,419

Issuance of 4,000 shares of common stock at an average price of $11.57/share in connection with Restricted Stock Plan	4		46			(46)	—

2,624 shares forfeited at average price of $12.27/share	(3)		(32)				(32)
Vesting of 16,018 restricted shares						212	212
Allocation of ESOP shares (Note 18)			77			185	262
Comprehensive Income:
Net Income				1,440			1,440
Change in unrealized gain on securities available-for-sale,					(157)		(157)

Total comprehensive income							1,283
Dividends paid ($0.21/share)	—	—	—	(568)	—	—	(568)

Balance - December 31, 2005	2,710	$27	$28,150	$14,401	$(155)	$(1,847)	$40,576

Issuance of 3,884 shares of common stock at an average price of $12.03/share in connection with Restricted Stock Plan	4		47			(47)	—

3,399 shares forfeited at average price of $11.42/share	(3)		(39)				(39)
Vesting of 16,811 restricted shares						223	223
Allocation of ESOP shares (Note 18)			56			185	241
Repurchase of 177,300 shares	(177)	(2)	(2,108)				(2,110)
Stock option expenses			85				85
Comprehensive Income:
Net Income				1,548			1,548
Change in unrealized loss on securities available-for-sale,					92		92

Total comprehensive income							1,640
Dividends paid ($0.24/share)	—	—	—	(630)	—	—	(630)

Balance - December 31, 2006	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986

See Notes to Consolidated	55
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31

	2006	2005	2004

Cash Flows From Operating Activities
Net income (loss)	$1,548	$1,440	$(2,511)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,271	1,028	1,448
Provision for loan loss	—	(385)	4,875
Stock dividends on other securities	—	(100)	(171)
Stock option expense	85	—	—
(Gain) loss on sale of foreclosed assets	67	(53)	(16)
Deferred income taxes	264	323	599
Mortgage loans originated for sale	(16,969)	(25,217)	(29,553)
Proceeds from sale of mortgage loans	16,563	25,973	30,670
Gain on sale of mortgage loans	(362)	(562)	(865)
(Gain) loss on sale of available for sale securities	20	—	60
(Gain) loss on sale of premises and equipment	—	(39)	—
Earned stock compensation	464	474	525
Net change in:
Change in deferred loan fees	48	168	(333)
Accrued interest receivable	(164)	79	229
Other assets	337	(2,091)	4,844
Accrued expenses and other liabilities	925	1,714	(2,025)

Net cash provided by operating activities	4,097	2,752	7,776
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(4,755)	(8,408)	(8,545)
Proceeds from sale of securities	2,543	—	16,946
Proceeds from maturities of securities	2,994	1,909	2,823
Activity in held-to-maturity securities:
Purchases	(7)	(17)	(21)
Proceeds from maturities of securities	—	—	19
Activity in other securities:
Purchase of other securities	—	—	(18)
Redemption of other securities, at par	600	—	—
Loan originations and principal collections, net	(19,296)	2,884	(11,254)
Proceeds from sale of foreclosed assets	3,196	2,810	3,819
Proceeds on sale of premises and equipment	30	345	—
Purchase of premises and equipment	(113)	(129)	(373)
Acquisition, net of cash acquired (Note 2)	—	—	(13,192)

Net cash used in investing activities	(14,808)	(606)	(9,796)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	17,587	5,316	(9,723)
Repurchases of common stock	(2,149)	(32)	(11)
Dividends paid	(630)	(568)	(527)
Proceeds from FHLB advances	27,000	4,000	4,000
Repayment of FHLB advances	(32,086)	(10,225)	(3,401)

Net cash provided by (used in) financing activities	9,722	(1,509)	(9,662)

Net Increase (Decrease) in Cash and Cash Equivalents	(989)	637	(11,682)
Cash and Cash Equivalents - Beginning	16,286	15,649	27,331

Cash and Cash Equivalents - End	$15,297	$16,286	$15,649

See Notes to Consolidated	56
Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates six full service offices and one drive-through only office. The Bank owns 100% of First Insurance Agency. The Bank also owns a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units.

Community Services Group, Inc. with assets totaling $996,000 has been dissolved as of April 30, 2006 with all assets being transferred to Monarch Community Bank resulting in no gain or loss on the dissolution.

On June 3, 2006, the Corporation completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Corporation became a federal bank holding company regulated by the Board of Governors of the Federal Reserve and the Bank became regulated by the State of Michigan Office of Financial and Insurance Services (“OFIS”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Corporation and the Bank had been regulated by the Office of Thrift Supervision.

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Monarch Community Bancorp, Inc., Monarch Community Bank, and First Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant Group Concentrations of Credit Risk - Most of the Corporation’s activities are with customers located within its primary market areas in Michigan. Note 3 summarizes the types of securities the Corporation invests in. Note 4 summarizes the Corporation’s investment in an unconsolidated partnership. Note 5 summarizes the types of lending that the Corporation engages in. The Corporation has a significant concentration of loans secured by residential real estate located in Branch, Calhoun and Hillsdale counties.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2006 and 2005, these reserve balances amounted to approximately $606,000 and $649,000, respectively.

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The allowance consists of specific, general and unallocated components. The specific components relate to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2006	2005	2004

Change in unrealized holding gain (loss) on available-for-sale securities	$118	$(236)	$(170)
Reclassification adjustment for losses (gains) realized in income	20	—	60

Net unrealized gains (losses)	$138	$(236)	$(110)
Tax effect	(46)	79	37

Net-of-tax amount	$92	$(157)	$(73)

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

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings (loss) per share and diluted earnings (loss) per share is presented below (000s omitted except per share data):

	2006	2005	2004

Basic earnings (loss) per share
Numerator:
Net income (loss)	$1,548	$1,440	$(2,511)

Denominator:
Weighted average common shares outstanding	2,626	2,709	2,619
Less: Average unallocated ESOP shares	(111)	(130)	(148)
Less: Average non-vested RRP shares	(49)	(59)	(73)

Weighted average common shares outstanding for basic earnings (loss) per share	2,466	2,520	2,398

Basic earnings (loss) per share	$0.63	$0.57	$(1.05)

Diluted earnings (loss) per share
Numerator:
Net income (loss)	$1,548	$1,440	$(2,511)

Denominator:

Weighted average common shares outstanding for basic earnings (loss) per share	2,466	2,520	2,398
Add: Dilutive effects of assumed exercises of stock options	—	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,466	2,520	2,398

Diluted earnings (loss) per share	$0.63	$0.57	$(1.05)

At December 31, 2006, stock options not considered in computing diluted earnings per share because they were antidilutive totaled 191,547 and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 42,706. At December 31, 2005, there were 185,487 antidilutive stock options and 55,633 non-vested RRP shares. At December 31, 2004, there were 192,000 antidilutive stock options and 68,000 non-vested RRP shares.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

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

Stock Based Compensation – SFAS No. 123(R) requires all public companies to measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options granted and recognized over the employee service period, which is usually the vesting period for the options. As amended, this statement became effective for the Corporation’s fiscal year beginning January 1, 2006. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.

The Corporation adopted the modified prospective method as required by SFAS 123(R) which requires companies to expense the fair value of new stock option awards as well as the fair value of all unvested options outstanding at December 31, 2005 over the vesting period. Total compensation cost related to stock options was $85,000 in 2006 with no compensation cost recognized in 2005 or 2004. Options granted in 2006 under the fair value method had an exercise price equal to the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

	2006	2005	2004

As reported net income (loss)	$1,548	$1,440	$(2,511)
Stock option expenses	85	—	—
Less: additional stock-based compensation determined under the fair value method, net of tax	(85)	(85)	(63)

	$1,548	$1,355	$(2,574)

As reported earnings (loss) per share	$0.63	$0.57	$(1.05)
Proforma earnings (loss) per share	$0.63	$0.54	$(1.07)
As reported earnings (loss) per diluted share	$0.63	$0.57	$(1.05)
Proforma earnings (loss) per diluted share	$0.63	$0.54	$(1.07)

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

Stock Based Compensation, continued - Under APB Opinion No. 25, because the exercise price of the Corporation’s stock option grants equal the market price of the underlying stock on the date of the grant, no compensation cost was recognized prior to January 1, 2006. Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

Recent Accounting Pronouncements – In 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation has not determined the impact the adoption of SFAS No. 157 will have on the financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An Interpretation of SFAS No. 109” (“FIN 48”) to clarify the accounting for uncertainty in tax positions. FIN 48 requires, among other matters, that the Corporation recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Corporation’s 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of adopting FIN 48 on the financial statements.

In 2006, the FASB issued SFAS No. 158 “Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement requires balance sheet recognition of the funded status of a defined benefit plan. It also requires that changes in the funded status be recognized through comprehensive income and expands disclosures. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet, which is a change from the Corporation’s present measurement date of December 31.

The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. The Corporation does not expect a material impact of SFAS No. 158 on its financial statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

Supplemental Cash Flow Information (000s omitted)

	December 31,

	2006	2005	2004

Cash paid (received) for:
Interest	$8,491	$6,470	$6,115
Income taxes	$(1,122)	$(63)	$(315)

Noncash investing activities -
Loans transferred to real estate owned	$2,097	$3,608	$2,221
Issuance of common stock in connection with the 2003 Recognition and Retention Plan	$47	$46	$16
Issuance of common stock in connection with the acquisition of MSB Financial, Inc.	$—	$—	$4,586

Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2 - Acquisition

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

The aggregate purchase price was $24,922,000, including $679,000 of acquisition costs. The Corporation issued a total of 310,951 shares of its common stock and paid $19.7 million in cash to former MSB Financial stockholders. The cash paid in the transaction came from the Corporation’s existing liquidity.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 2 - Acquisition (Continued)

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

A Core Deposit Intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years. Amortization for the years ended December 31, 2006, 2005 and 2004 was $291,000, $369,000 and $329,000, respectively. Accumulated amortization through December 31, 2006 is $989,000. The estimated amortization expense for the next five years is as follows (000s omitted):

Year Ending December 31

2007	$230
2008	181
2009	149
2010	142
2011	142
Thereafter	248

Total	$1,092

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 2 - Acquisition (Continued)

The following pro forma disclosures, including the effect of the purchase accounting adjustments, depict the results of operations as though the merger had taken place at the beginning of each period.

2004

Net interest income	$3,698
Noninterest income	3,874

Total income	7,572

Net income (loss)	$(4,102)

Basic earnings per share	$(1.71)
Diluted earnings per share	$(1.71)

MSB Financial was acquired to expand our geographic presence into Calhoun County, Michigan. The 2004 operations include the results of operations for MSB Financial, Inc. beginning on April 16, 2004.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 3 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

2006

Available-for-sale securities:
U.S. government agency obligations	$10,730	$12	$(116)	$10,626
Mortgage-backed securities	1,108	—	(26)	1,082
Obligations of states and political subdivisions	1,964	39	(5)	1,998

Total available-for-sale securities	$13,802	$51	$(147)	$13,706

Held-to-maturity securities:
Municipal security	$228	$—	$—	$228

2005

Available-for-sale securities:
U.S. government agency obligations	$11,961	$—	$(188)	$11,773
Mortgage-backed securities	1,317	—	(39)	1,278
Obligations of states and political subdivisions	1,293	—	(7)	1,286

Total available-for-sale securities	$14,571	$—	$(234)	$14,337

Held-to-maturity securities:
Municipal security	$247	$—	$(11)	$236

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 3 - Securities (Continued)

The amortized cost and estimated market values of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale

	Amortized Cost	Market Value	Amortized Cost	Market Value

Due in one year or less	$—	$—	$3,494	$3,452
Due in one through five years	—	—	7,687	7,620
Due after five years through ten years	—	—	1,338	1,372
Due after ten years	228	228	175	180

Total	$228	$228	12,694	12,624

Mortgage-backed securities			1,108	1,082

Total available-for-sale securities			$13,802	$13,706

For the years ended December 31, 2006, 2005, and 2004, proceeds from sales of securities available for sale amounted to $2,543,000, $0, and $16,946,000, respectively. Gross realized gains amounted to $0, $0, and $17,000, respectively. Gross realized losses amounted to $20,000, $0, and $77,000, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $6,000, $0, and $20,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 3 - Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months and Over

2006	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value

Available-for-sale securities:
U.S. government agency obligations	$—	$—	$116	$8,370
Mortgage-backed securities	—	—	26	1,082
Obligations of states and political subdivisions	—	—	5	446

Total available-for-sale securities	$—	$—	$147	$9,898

Held-to-maturity securities:
Municipal security	$—	$—	$—	$—

2005

Available-for-sale securities:
U.S. government agency obligations	$102	$8,376	$86	$3,397
Mortgage-backed securities	39	1,278	—	—
Obligations of states and political subdivisions	7	1,286	—	—

Total available-for-sale securities	$148	$10,940	$86	$3,397

Held-to-maturity securities:
Municipal security	$11	$236	$—	$—

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

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 4 - Real Estate Investment - Limited Partnership

In June of 2001, the Corporation acquired a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units. All income, expenses and tax credits will be allocated to the Corporation based upon ownership percentage. The Corporation accounts for the investment in the limited partnership using the equity method. The Corporation as an investor is able to exercise influence over operating and financial policies of the management through provisions of the partnership agreement that require a majority approval of the limited partners. At such time the project is sold, the limited partners will receive a share of the net proceeds proportionate to the limited partners outstanding capital balance. Under the terms of the limited partnership agreement, the Corporation has made a total capital contribution of approximately $1,500,000, in cash, and is allocated tax losses and affordable housing federal income tax credits.

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

The Corporation has recorded an estimate of the tax credit through December 31, 2006. The Corporation’s share of tax credits generated by the investee partnership approximated $191,000, in 2006, 2005, and 2004.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 5 - Loans

A summary of the balances of loans follows (000s omitted):

	December 31,

	2006	2005

Mortgage loans on real estate:
One-to-four family	$140,374	$139,636
Multi-family	7,511	3,534
Commercial	41,079	34,721
Construction or land development	9,529	5,415

Total real estate loans	198,493	183,306

Consumer loans:
Automobile	1,509	2,447
Home equity	19,077	16,170
Manufactured housing	495	576
Other	7,083	7,799

Total consumer loans	28,164	26,992

Commercial business loans	6,205	6,364

Subtotal	232,862	216,662

Less: Allowance for loan losses	2,024	2,925
Net deferred loan fees	591	640

Loans, net	$230,247	$213,097

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 5 - Loans (Continued)

The following is an analysis of the allowance for loan losses:

	December 31,

	2006	2005	2004

Balance - Beginning	$2,925	$6,420	$2,618
Allowance acquired in acquisition	—	—	$513
Provision for loan losses	—	(385)	4,875
Loans charged-off	(1,185)	(3,443)	(1,862)
Recoveries of loans previously charged off	284	333	276

Balance - Ending	$2,024	$2,925	$6,420

The following is a summary of information pertaining to impaired loans (000s omitted):

	December 31,

	2006	2005

Impaired loans with a valuation allowance	$1,668	$2,570

Valuation allowance related to impaired loans	$342	$670

Total non-accrual loans	$468	$811

Total loans past-due ninety days or more and still accruing	$—	$—

There are no impaired loans without a valuation allowance as of December 31, 2006 and 2005. The following is a summary of our average investment in impaired loans (000s omitted):

	December 31,

	2006	2005	2004

Average investment in impaired loans	$2,709	$4,177	$4,905

Interest income recognized on impaired loans was not significant for the years ended December 31, 2006, 2005, and 2004. No additional funds are committed to be advanced in connection with impaired loans.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $176,566,000 and $184,370,000 at December 31, 2006 and 2005, respectively.

The fair value of mortgage servicing rights approximates $1,636,000 and $1,522,000 at December 31, 2006 and 2005, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using an 8.50% discount rate and estimated prepayment speeds of 8.8 to 11.6 based on current Freddie Mac experience as well as Freddie Mac projections of slower prepayment speeds due to rising interest rates. The impairment valuation allowance is $0 as of December 31, 2006, 2005, and 2004. There has been no activity in the impairment valuation allowance during the years ended December 31, 2006, 2005, and 2004.

The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,

	2006	2005	2004

Mortgage servicing rights - Beginning	$1,358	$1,539	$667
Mortgage servicing rights acquired in acquisition	—	—	940
Mortgage servicing rights capitalized	153	257	316
Mortgage servicing rights scheduled amortization and direct writedown for loan payoffs	(382)	(438)	(384)

Mortgage servicing rights - Ending	$1,129	$1,358	$1,539

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 7 - Foreclosed and Repossessed Assets

Foreclosed assets consisted of the following (000s omitted):

	December 31,

	2006	2005

Real estate owned	$785	$1,462
Real estate in judgment and subject to redemption	895	1,349

Total	$1,680	$2,811

Expenses applicable to foreclosed and repossessed assets include the following (000s omitted):

	December 31,

	2006	2005	2004

Net loss (gain) on sales of real estate	$67	$(53)	$(16)
Operating expenses	346	521	216

Total	$413	$468	$200

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 8 - Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,		Depreciable Life (in Years)

	2006	2005

Land	$598	$598
Buildings and improvements	5,921	5,890	7-40
Furniture, fixtures and equipment	2,701	2,803	2-7

Total bank premises and equipment	9,220	9,291

Less accumulated depreciation and amortization	3,959	3,585

Net carrying amount	$5,261	$5,706

Depreciation expense totaled $528,000, $561,000, and $549,000 in 2006, 2005, and 2004, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 9 - Deposits

The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,

	2006	2005

Balances by account type:
Demand and NOW accounts	$18,583	$20,641
Money market	22,630	15,767
Passbook and statement savings	22,822	26,536

Total transactional accounts	64,035	62,944
Certificates of deposit:
$100,000 and over	54,095	35,949
Under $100,000	58,709	60,985

Total certificates of deposit	112,804	96,934

Total	$176,839	$159,878

Generally, deposit amounts in excess of $100,000 are not federally insured.

The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31, 2006

	Less than $100,000	$100,000 & greater

Less than one year	$41,716	$41,001
One to two years	6,860	8,568
Two to three years	4,174	2,675
Three to four years	2,503	506
Four to five years	3,456	1,345

Total	$58,709	$54,095

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 9 - Deposits (Continued)

The following is a summary of interest expense by deposit account type (000s omitted):

	December 31,

	2006	2005	2004

Demand and NOW accounts	$70	$78	$94
Money market	617	211	176
Passbook and statement savings	105	120	117
Certificates of deposit	4,626	2,928	2,323

Total deposit interest expense	$5,418	$3,337	$2,710

Note 10 - Federal Home Loan Bank Advances

The Bank has Federal Home Loan Bank advances of $54,476,000 and $59,562,000 at December 31, 2006 and 2005, respectively, which mature through 2013. At December 31, 2006, the interest rates on fixed rate advances ranged from 4.70% to 6.56%. At December 31, 2005, the interest rates on fixed rate advances ranged from 3.43% to 6.73%.

At December 31, 2006, the Bank had two floating rate advances totaling $3,500,000 with a weighted average interest rate of 5.32%. The Bank had one floating rate advance of $3,000,000 with an interest rate of 4.29% as of December 31, 2005. The weighted average interest rate of all advances was 5.47% and 5.36% at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Bank had one putable advance totaling $5,000,000 with an interest rate of 3.34%. The advance can be put on January 28, 2008. At December 31, 2005, the Bank had three putable advances totaling $7,000,000 with a weighted average interest rate of 3.62%.

The Bank has provided a blanket pledge of all of the Bank’s eligible residential mortgage loans as collateral for all FHLB debt. The amount of these mortgage loans totaled $122,433,000 and $103,588,000 as of December 31, 2006 and 2005, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 10 - Federal Home Loan Bank Advances (Continued)

The contractual maturities of advances are as follows (000s omitted):

December 31, 2006

Less than one year	$13,646
One to two years	20,153
Two to three years	160
Three to four years	6,167
Four to five years	1,175
Thereafter	13,175

Total	$54,476

Note 11 - Income Taxes

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,

	2006	2005	2004

Current expense (recovery)	$280	$182	$(1,871)
Deferred expense (recovery)	264	323	599

Total tax expense (recovery)	$544	$505	$(1,272)

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 11 - Income Taxes (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss) December 31,

	2006	2005	2004

Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	1.30%	0.20%	0.30%
Tax exempt income	-2.73%	-1.90%	-1.10%
Low income housing credit	-4.18%	-9.80%	-4.00%
Other	-2.39%	3.50%	4.40%

Reported tax expense (recovery)	26.00%	26.00%	33.60%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 11 - Income Taxes (Continued)

The components of the net deferred tax asset are as follows (000s omitted):

	December 31,

	2006	2005

Deferred tax assets:
Provision for loan losses	$224	$530
Net deferred loan fees	201	217
Deferred compensation	355	365
Employee benefits	30	23
Net operating loss carryforward	—	209
Unrealized loss on available for sale securities	33	79
General business tax credit carryforward	653	557
Other	87	227

Total deferred tax assets	1,583	2,207

Deferred tax liabilities:
Mortgage servicing rights	356	429
Original issue discount	105	120
Net purchase premiums	885	1,090
Stock dividends	143	167
Other	36	33

Total deferred tax liabilities	1,525	1,839

Net deferred tax asset	$58	$368

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at December 31, 2006 and 2005 include approximately $1,592,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount are approximately $541,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates. The general business credits of $653,000 expire between 2022 and 2025.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,

	2006	2005

Commitments to grant loans	$1,648	$12,854
Unfunded commitments under lines of credit	$19,314	$19,838
Unfunded commitments under letters of credit	$10	$64

The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 5.875% and 12.25% at December 31, 2006, and 4.75% and 12.25% at December 31, 2005.

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
December 31, 2006, 2005 and 2004

Note 13 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Management believes, as of December 31, 2006 and 2005, that the Bank has met all of the capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum capital amounts and ratios must be maintained as shown in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,

	2006	2005

Equity per consolidated balance sheet	$39,262	$37,420
Less: intangible and disallowed assets	(11,393)	(11,448)

Tangible and leverage capital	27,869	25,972
Plus: Allowance for loan losses **	2,024	2,280

Risk based capital	$29,893	$28,252

                   **     Limited to 1.25% of risk weighted assets

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 13 - Regulatory Matters (Continued)

Regulatory capital balances and ratios are as follows (000s omitted):

	Actual		To Comply With Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$29,893	14.44%	$16,562	8.00%	$20,702	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$27,869	13.46%	$8,281	4.00%	$12,421	6.00%
Tier 1 Capital (to Average Assets)	$27,869	9.97%	$13,977	5.00%	$13,977	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$28,252	15.54%	$14,544	8.00%	$18,180	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$25,972	14.29%	$7,272	4.00%	$10,908	6.00%
Tier 1 Capital (to Average Assets)	$25,972	9.90%	$13,111	5.00%	$13,111	5.00%

Note 14 - Restrictions on Dividends, Loans and Advances

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.

The amount of total dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2006, the Bank’s retained earnings available for the payment of dividends, without approval from the regulators, totaled $6,268,000. Accordingly, $32,994,000 of the Corporation’s investment in the Bank was restricted at December 31, 2006.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2006, Bank funds available for loans or advances to the Corporation amounted to $3,139,000.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 15 - Retirement Plans

The Corporation is part of a non-contributory, multi-employer defined benefit pension plan covering substantially all employees. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multi-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2006, 2005, and 2004, the Corporation recognized pension expense for this plan of $246,000, $226,000, and $246,000, respectively.

The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation has a matching contribution agreement to match 25% of the first 6% of an employee’s salary (reduced from a 50% match effective October 1, 2006). During 2006, 2005, and 2004, the Corporation recognized pension expense for this plan of $63,000, $64,000, and $64,000, respectively.

Through 2004, the Bank maintained a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the higher of the Company’s return on average equity or 5.0%. The value of benefits accrued to participants was $410,000 and $402,000 at December 31, 2006 and 2005, respectively. The expense for the plan, including the increase due to the annual earnings credit was $20,000, $20,000, and $59,000, for 2006, 2005, and 2004, respectively.

Upon acquisition, the Corporation assumed the liability for the directors’ deferred compensation plan of MSB Financial, Inc. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 5.62% as of December 31, 2006. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $634,000 and $669,000 at December 31, 2006 and 2005, respectively.

Note 16 - Related Party Transactions

In the ordinary course of business, the Bank granted loans to principal officers and directors and their affiliates totaling $300,000 and $449,000 for the years ending December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, total principal additions were $105,000 and total principal payments were $254,000, and during the year ending December 31, 2005, total principal additions were $125,000 and total principal payments were $868,000. Deposits from related parties and their affiliates held by the Bank at December 31, 2006 and 2005 amounted to $890,000 and $917,000 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 17 - Fair Value of Financial Instruments

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 17 - Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31,

	2006		2005

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$15,297	$15,297	$16,286	$16,286
Securities - Held to maturity	228	228	247	236
Securities - Available for sale	13,706	13,706	14,337	14,337
Other securities	4,237	4,237	4,837	4,837
Loans held for sale	937	952	168	169
Net loans	230,247	229,897	213,097	215,220
Accrued interest and late charges receivable	1,381	1,381	1,217	1,217

Liabilities:
Federal Home Loan Bank advances	54,476	54,403	59,562	59,953
Deposits	192,572	192,428	174,715	174,888
Accrued interest payable	546	546	430	430

Note 18 - Employee Stock Ownership Plan (ESOP)

As part of the conversion (Note 1), the Corporation implemented an employee stock ownership plan (ESOP) covering substantially all employees. The Corporation provided a loan to the ESOP, which was used to purchase 185,150 shares of the Corporation’s outstanding stock at $10 per share. In December 2006, the Board of Directors approved an amendment to the ESOP plan revising the vesting, allocation and loan repayment guidelines of the plan. As a result of the amendment, the loan bears interest equal to 4.75% and will be repaid over a period of fifteen years ending on December 31, 2016. Dividends on the allocated shares are distributed to participants and the dividends on the unallocated shares are used to pay debt service.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 18 - Employee Stock Ownership Plan (ESOP) (Continued)

The scheduled maturities of the loan are as follows (000’s omitted):

Year Ending December 31

2007	$81
2008	85
2009	89
2010	94
2011	98
Thereafter	567

Total	$1,014

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

The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2006	2005

Allocated shares	74,060	55,545
Shares released for allocation	18,515	18,515
Shares distributed	(18,785)	(11,284)
Unreleased shares	92,575	111,090

Total ESOP shares	166,365	173,866

Fair value of unallocated shares	$1,133	$1,465

Total compensation expense applicable to the ESOP amounted to approximately $214,000, $234,000, and $266,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 19 - Stock Compensation Plans

The Corporation has a Recognition and Retention Plan (RRP) under which 88,875 shares of restricted stock were issued to employees and directors during 2003. Under the plan, the shares vest 20% per year for five years. Shares forfeited total 3,399 in 2006 and 2,624 in 2005. During 2006, 3,884 shares of restricted stock were issued to certain employees and directors. During 2005, 4,000 shares of restricted stock were issued to employees. During 2006, 16,811 shares vested and are no longer restricted for a total of 49,869 vested shares as of December 31, 2006. During 2005, 16,018 shares vested and are no longer restricted for a total of 33,058 shares as of December 31, 2005. Compensation expense applicable to the RRP amounted to $230,000 and $215,000 for the years ended December 31, 2006 and 2005, respectively.

The Company’s Employee Stock Option Plan (the Plan), which is stockholder approved, permits the grant of stock options to its employees for up to 231,438 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Entity’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten year contractual terms.

The fair value of each option award is estimated on the date of grant using a Black Scholes option valuation model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on the Company’s stock price and dividend history. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each option granted in 2006 was $2.41. There were no options granted in 2005. The fair value of each option granted in 2004 is $2.93. As of December 31, 2006, there was $147,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. The fair value is estimated on the date of the grant using with the following weighted average assumptions:

	2006	2004

Dividend yield	1.6%	1.4%
Expected life	5 years	7 years
Expected volatility	23.0%	17.5%
Risk-free interest rate	3.02%-4.80%	3.02%-3.58%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 19 – Stock Compensation Plans (Continued)

A summary of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2006		2005

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	185	$13.22	192	$13.21
Granted	12	11.11	—	—
Exercised	—	—	—	—
Forfeited/expired	5	13.00	7	13.00

Outstanding at end of year	192	$13.09	185	$13.22

Exercisable at year-end	101	$13.15	65	$13.12

The weighted average remaining contractual life of the outstanding options is 7.1 years at December 31, 2006.

A summary changes in exercisable stock options December 31, 2006 and 2005 is as follows:

	2006	2005

Beginning of year	65	30
Newly vested	36	35
Exercised	—	—

End of year	101	65

Note 20 – Subsequent Event

On February 15, 2007, the Board of Directors voted unanimously to approve a reverse merger transaction which would reduce the number of total shareholders below 300. Based on the number of shareholders as of December 31, 2006, the Company plans to repurchase approximately 60,000 shares. Based on the current share price of the Corporation and the estimated costs of the transaction, the estimated capital outlay to repurchase shares is approximately $800,000. The estimated expenses related to the reverse merger will approximate $200,000 for a total estimated aggregate cash outlay of $1.0 million. The agreement calls for shareholders of record with less than 1,000 shares to be paid $13.50 per share which is based on the fair market value of the common stock as of February 15, 2007 and is expected to be completed in the fourth quarter of 2007 subject to regulatory, SEC, and shareholder approval.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 21 - Condensed Financial Statements of Parent Company

The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Condensed Balance Sheets (000s omitted)

	December 31,	December 31,
	2006	2005

Assets
Cash	$523	$2,614
Investments	313	667
Investment in Monarch Community Bank	39,262	37,420
Other assets	167	157

Total assets	$40,265	$40,858

Liabilities and Stockholders’ Equity
Accrued expenses	$279	$282
Stockholders’ equity	39,986	40,576

Total liabilities and stockholders’ equity	$40,265	$40,858

Condensed Statements of Income (000s omitted)

	December 31,	December 31,
	2006	2005

Income - Interest on investments	$83	$84
Operating expense	204	170

Loss before equity in undistributed net income of subsidiary	(121)	(86)

Equity in undistributed net income of subsidiary	1,669	1,526

Net income	$1,548	$1,440

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements December 31, 2006, 2005 and 2004

Note 21 - Condensed Financial Statements of Parent Company (Continued)

Condensed Statements of Cash Flows (000s omitted)

	December 31,	December 31,
	2006	2005

Cash flows from operating activities:

Net income	$1,548	$1,440
Adjustments to reconcile net income to net cash provided by operating activities:

Amortization	2	7
Allocation of ESOP and RRP	464	474
(Increase) decrease in other assets	(10)	1,230
Decrease in accrued expenses	(3)	(24)
Undistributed net income of subsidiary	(1,669)	(1,526)

Net cash provided by operating activities	332	1,601

Cash flows from investing activities:
Purchase of securities	(83)	—
Proceeds from sales and maturities of securities	439	606

Net cash provided by investing activities	356	606

Cash flows from financing activities:
Repurchase of common stock	(2,149)	(32)
Dividends paid	(630)	(568)

Net cash used in financing activities	(2,779)	(600)

Net increase (decrease) in cash	(2,091)	1,607
Cash at beginning of year	2,614	1,007

Cash at end of year	$523	$2,614

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated:

	Year Ended December 31, 2006

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

	(Dollars in thousands, except per share data)
Interest income	$4,032	$4,234	$4,415	$4,606
Interest expense	1,916	2,049	2,255	2,387

Net interest income	2,116	2,185	2,160	2,219

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,116	2,185	2,160	2,219

Noninterest income	752	803	743	824
Noninterest expense	2,463	2,542	2,438	2,267

Income before income taxes	405	446	465	776
Income tax expense	75	130	133	206

Net Income	$330	$316	$332	$570

Earnings per share:
Basic	$0.13	$0.12	$0.14	$0.24
Diluted	$0.13	$0.12	$0.14	$0.24

Cash dividends declared per share	$0.06	$0.06	$0.06	$0.06

	Year Ended December 31, 2005

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

	(Dollars in thousands, except per share data)
Interest income	$3,766	$3,763	$3,818	$3,884
Interest expense	1,546	1,596	1,666	1,759

Net interest income	2,220	2,167	2,152	2,125
Provision for loan losses	(385)	—	—	—

Net interest income after provision for loan losses	2,605	2,167	2,152	2,125

Noninterest income	780	844	884	891
Noninterest expense	2,821	2,540	2,541	2,601

Income before income taxes	564	471	495	415
Income tax expense	152	120	129	104

Net Income	$412	$351	$366	$311

Earnings per share:
Basic	$0.16	$0.13	$0.14	$0.14
Diluted	$0.16	$0.13	$0.14	$0.14

Cash dividends declared per share	$0.05	$0.05	$0.05	$0.06

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

ITEM 9A. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2006 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information – Not Applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2007, under the captions “Election of Directors”, “The Audit Committee”, “Audit Committee Financial Expert”, “Compliance with Section 16”, “Code of Ethics”, and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2007, under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2007, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	191,547	13.09	39,891

Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2007, under the captions “Transactions with Certain Related Persons” and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2007, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Documents Filed As Part Of This Annual Report on Form 10-K

1.	Financial Statement – See the Financial Statements included in Item 8.

2.

Financial Statement Schedules – Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

3.

Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensation plans or arrangements required to be filed as exhibits to this report. Such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Dated: March 26, 2007	By:	/s/

Donald L. Denney, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/
	President and Chief Executive Officer	March 26, 2007
Donald L. Denney	(Principal Executive Officer)

/s/	Chairman of the Board
March 26, 2007
Stephen M. Ross

/s/		March 26, 2007
Vice President and Chief Financial Officer
Ralph A. Micalizzi, Jr.	(Principal Accounting Officer)

/s/	Director	March 26, 2007

Harold A. Adamson

/s/	Director	March 26, 2007

Lauren L. Bracy

/s/	Director	March 26, 2007

James R. Vozar

/s/	Director	March 26, 2007

Martin L. Mitchell

/s/	Director	March 26, 2007

Gordon L. Welch

/s/	Director	March 26, 2007

Craig W. Dally

/s/	Director	March 26, 2007

Richard L. Dobbins

Exhibit Index

Reference to
Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto

3.1	Registrant’s Articles of Incorporation	*
3.2	Registrant’s Bylaws (also incorporated by reference from Form 8-K filed on 9/20/06)	*
4	Registrant’s Specimen Stock Certificate	*
10.1	Employment Agreement between Monarch Community Bancorp, Inc and Donald L. Denney (incorporated by reference from Form 8-K filed on 9/25/2006)
10.2	Management Continuity Agreement between Monarch Community Bancorp, Inc. and William C. Kurtz and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)
10.3	Registrant’s Employee Stock Ownership Plan	*
10.4	Registrant’s 2003 Stock Option and Incentive Plan	**
10.5	Registrant’s Recognition and Retention Plan	**
10.6	Form of Stock Option Agreement	***
10.7	Management Continuity Agreement between Monarch Community Bancorp, Inc. and Ralph A. Micalizzi, Jr. (incorporated by reference from Form 10-K filed on 3/21/06)
10.8	Form of Restricted Stock Agreement (incorporated by reference from Form 10-K filed on 3/21/06)
10.9	Management Continuity Agreement between Monarch Community Bancorp, Inc. and Eric C. Cook (incorporated by reference from Form 8-K filed on 4/26/06)
11	Statement re computation of per share earnings	See Note 1 of the
Notes
to Consolidated
Financial
Statements
contained in
this report
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	Not required
14	Registrant’s Code of Conduct	14
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Plante & Moran, PLLC	23
24	Power of Attorney	Not required
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2
32	Section 1350 Certification.	32

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.

**	Filed on March 19, 2003 as part of Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference

***	Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004