Form 10-Q
period 2007-03-31
MONARCH COMMUNITY BANCORP INC
filed 2007-05-04
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

Commission file number: 000-49814

MONARCH COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3627031
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization	identification no.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 11, 2007, there were 2,533,781 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$7,189	$7,433
Federal Home Loan Bank overnight time and
other interest bearing deposits	12,293	7,864
Total cash and cash equivalents	19,482	15,297
Securities - Available for sale	14,605	13,706
Securities - Held to maturity	223	228
Other securities	4,237	4,237
Real estate investment - Limited partnership, at equity	942	979
Loans held for sale	1,683	937
Loans, net	226,551	230,247
Foreclosed assets, net	1,433	1,680
Premises and equipment	5,169	5,261
Goodwill	9,606	9,606
Core deposit intangible	1,024	1,092
Other assets	6,319	6,717
Total assets	$291,274	$289,987
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$18,091	$15,733
Interest bearing	175,366	176,839
Total deposits	193,457	192,572

Federal Home Loan Bank advances	54,476	54,476
Accrued expenses and other liabilities	2,975	2,953

Total liabilities	250,908	250,001
Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,533,781
shares issued and outstanding at March 31, 2007 and December 31, 2006	25	25
Additional paid-in capital	26,213	26,191
Retained earnings	15,636	15,319
Accumulated other comprehensive income	(22)	(63)
Unearned compensation	(1,486)	(1,486)
Total stockholders’ equity	40,366	39,986
Total liabilities and stockholders’ equity	$291,274	$289,987

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands,
	except per share data)
Interest Income
Loans, including fees	$4,079	$3,726
Investment securities	207	207
Federal funds sold and overnight deposits	141	99
Total interest income	4,427	4,032
Interest Expense
Deposits	1,629	1,143
Federal Home Loan Bank advances	724	773
Total interest expense	2,353	1,916

Net Interest Income	2,074	2,116
Provision for Loan Losses	225	—
Net Interest Income After Provision for Loan Losses	1,849	2,116

Non-interest Income
Fees and service charges	600	458
Loan servicing fees	111	117
Net gain on sale of loans	193	68
Other income	96	109
Total non-interest income	1,000	752

Non-interest Expense
Salaries and employee benefits	1,106	1,279
Occupancy and equipment	266	260
Data processing	187	169
Amortization of mortgage servicing rights	86	101
Professional services	105	121
Amortization of core deposit intangible	68	86
NOW account processing	44	43
ATM/Debit card processing	44	56
Foreclosed property expense	23	57
Other general and administrative	262	291
Total non-interest expense	2,191	2,463
Income - Before income taxes	658	405
Income Taxes	164	75
Net Income	$494	$330
Earnings Per Share
Basic	$0.21	$0.13
Diluted	$0.21	$0.13

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
Balance - January 1, 2006	2,710	$27	$28,150	$14,401	$(155)	$(1,847)	$40,576
Issuance of 3,884 shares of common stock at
an average price of $12.03/share in connection
with Restricted Stock Plan	4		46			(46)	$—
Repurchase of 50,000 shares	(50)		(599)				(599)
Stock option expenses			22				22
Comprehensive Income:
Net Income				330			330
Change in unrealized loss on
securities available-for-sale,					(15)		(15)
Total comprehensive income							315
Dividends paid ($0.06/share)	—	—	—	(160)	—	—	(160)
Balance - March 31, 2006	2,664	$27	$27,619	$14,571	$(170)	$(1,893)	$40,154

Balance - January 1, 2007	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986
Stock option expenses			22				22
Comprehensive Income:
Net Income				494			494
Change in unrealized loss on
securities available-for-sale,					41		41
Total comprehensive income							535
Dividends paid ($0.07/share)	—	—	—	(177)	—	—	(177)
Balance - March 31, 2007	2,534	$25	$26,213	$15,636	$(22)	$(1,486)	$40,366

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$494	$330
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	278	336
Provision for loan losses	225	—
Stock option expense	22	22
Gain on sale of foreclosed assets	(66)	(32)
Mortgage loans originated for sale	(8,373)	(3,295)
Proceeds from sale of mortgage loans	7,821	2,989
Gain on sale of mortgage loans	(193)	(68)
Loss on sale of available for sale securities	19	—
Loss on disposal of equipment	4	—
Net change in:
Deferred loan fees	7	37
Accrued interest receivable	66	(121)
Other assets	261	733
Accrued expenses and other liabilities	31	159
Net cash provided by operating activities	596	1,090
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(3,819)	(1,993)
Proceeds from sales of securities	2,928	—
Proceeds from maturities of securities	42	2,715
Activity in held-to-maturity securities:
Purchases	—	(4)
Loan originations and principal collections, net	3,346	(6,096)
Proceeds from sale of foreclosed assets	430	953
Purchase of premises and equipment	(37)	(56)
Net cash provided by (used in) investing activities	2,890	(4,481)
Cash Flows From Financing Activities
Net increase in deposits	876	10,748
Repurchase of common stock	—	(599)
Dividends paid	(177)	(160)
Proceeds from FHLB advances	2,500	—
Repayment of FHLB advances	(2,500)	(5,386)
Net cash provided by financing activities	699	4,603
Net Increase in Cash and Cash Equivalents	4,185	1,212
Cash and Cash Equivalents - Beginning	15,297	16,286
Cash and Cash Equivalents - End	$19,482	$17,498
Supplemental Cash Flow Information:
Cash paid for:
Interest	2,331	1,860
Income taxes	100	—
Noncash investing activities:
Loans transferred to foreclosed assets	117	572
Issuance of common stock in connection with the 2003
Recongnition and Retention Plan	—	46

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year period.

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

RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Basic earnings per share
Numerator:
Net income	$494	$330

Denominator:
Weighted average common shares outstanding	2,534	2,682
Less: Average unallocated ESOP shares	(93)	(111)
Less: Average non-vested RRP shares	(42)	(56)
Weighted average common shares outstanding
for basic earnings per share	2,399	2,515

Basic earnings per share	$0.21	$0.13

Diluted earnings per share
Numerator:
Net income	$494	$330

Denominator:
Weighted average common shares outstanding
for basic earnings per share	2,399	2,515
Add: Dilutive effects of restricted stock and stock options	—	—
Weighted average common shares and dilutive
potential common shares outstanding	2,399	2,515

Diluted earnings per share	$0.21	$0.13

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

The Corporation adopted the modified prospective method as required by SFAS 123 (R) which requires companies to expense the fair value of new stock option awards as well as the fair value of all unvested options outstanding at December 31, 2005 over the vesting period. Total compensation cost related to stock options was $22,000 for the quarters ended March 31, 2007 and 2006 respectively.

STOCK-BASED COMPENSATION, continued

Options granted in the first quarter of 2007, under the fair value method, had an exercise price equal to the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options been measured using the fair value method in 2007 and 2006, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

	Quarters ended
	March 31,	March 31,
	2007	2006
As reported net income	$494	$330
Stock option expenses	22	22
Less: additional stock-based compensation determined
under the fair value method, net of tax	(22)	(22)
	$494	$330

As reported earnings per share	$0.21	$0.13
Proforma earnings per share	$0.21	$0.13
As reported earnings per diluted share	$0.21	$0.13
Proforma earnings per diluted share	$0.21	$0.13

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt SFAS No. 159 for their first quarter 2007 financial statements.  The Company has not adopted the standard early, therefore SFAS No. 159 will become applicable for years beginning January 1, 2008.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the Bank’s financial statements.

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

FORWARD-LOOKING STATEMENTS, continued

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

Foreclosed Assets. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of net identifiable tangible and intangible assets acquired. Under the provisions of SFAS 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by reporting unit and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall. Intangible assets which have finite lives are amortized over their estimated useful lives and are subject to impairment testing.

FINANCIAL CONDITION

Assets

Total assets increased $1.3 million, or 0.4%, to $291.3 million at March 31, 2007 compared to $290.0 million at December 31, 2006. Management attributes this limited growth to a strategy for 2007 that emphasizes increased earnings more than asset growth.

Securities

Securities increased to $14.8 million at March 31, 2007 compared to $13.9 million at December 31, 2006. The increase was attributable to $3.8 million in purchases offset by $2.9 million in securities sold which was as part of ongoing management of the Bank’s liquidity and investment portfolio. Purchases made in the first quarter of 2007 were made in order to increase interest yield and the duration of the portfolio.

Loans

The Bank’s net loan portfolio decreased by $3.6 million, or 1.6%, from $230.2 million at December 31, 2006 to $226.6 million at March 31, 2007. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$138,236	60.3%	$141,679	60.8%
Multi-family	5,500	2.4	6,008	2.6
Commercial	45,093	19.7	44,513	19.1
Construction or development	9,161	4.0	9,529	4.1
Total real estate loans	197,990	86.4	201,729	86.6
Other loans:
Consumer loans:
Automobile	1,400	0.6	1,509	0.6
Home equity	19,275	8.4	19,077	8.3
Manufactured housing	465	0.2	495	0.2
Other	6,728	2.9	7,083	3.0
Total consumer loans	27,868	12.1	28,164	12.1
Commercial Business Loans	3,375	1.5	2,969	1.3
Total other loans	31,243	13.6	31,133	13.4
Total Loans	229,233	100.0%	232,862	100.0%
Less:
Allowance for loan losses	2,098		2,024
Net deferred loan fees	584		591
Loans in process	—		—
Total Loans, net	$226,551		$230,247

One-to-four family loans decreased as a result of a $2.7 million decrease in adjustable rate mortgages and a $0.8 million decrease in all other mortgages (including fixed rate and balloon mortgages). This is attributed to a much higher level of loans sold by the Bank in the first quarter of 2007. Other changes in the Bank’s loan portfolio during the first quarter of 2007 were not significant. The Bank expects future loan growth to come primarily from commercial lending.

The allowance for loan losses was $2,098,000 at March 31, 2007 and $2,024,000 at December 31, 2006, an increase of $74,000 primarily due to $199,000 in charge-offs, $48,000 in recoveries, and a $225,000 provision for loan losses (see “Provision for Loan Losses” below). Charge-offs for the quarter ended March 31, 2007 included $84,000 of one-to-four family mortgage loans, $95,000 of consumer loans (including overdrafts), $17,000 of commercial business loans not collateralized by real estate and $3,000 of commercial business loans collateralized by real estate. Of the $48,000 in recoveries for the quarter ended March 31, 2007, $43,000 was from consumer loans (including overdrafts). See “Provision for Loan Losses” below for further explanation regarding charge-offs.

Deposits

Total deposits increased $0.8 million, or 0.4%, from $192.6 million at December 31, 2006 to $193.4 million at March 31, 2007. The increase can be attributed to a $2.4 million increase in non-interest bearing accounts, a $0.6 million increase in interest bearing demand and NOW accounts, a $2.4 million decrease in certificates of deposit, and a $0.2 million increase in all other types of deposits combined. The decrease in certificates of deposit was primarily a result of improved liquidity, lower interest rates in our market, and less reliance on brokered deposits. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances remained at $54.5 million as of March 31, 2007 and December 31, 2006. Total proceeds from and repayments of FHLB advances for the three months ended March 31, 2007 total were $2.5 million. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $40.4 million at March 31, 2007 compared to $40.0 million at December 31, 2006. This represents 13.9% and 13.8% of total assets at March 31, 2007 and December 31, 2006, respectively. Increases in equity primarily resulted from $494,000 in year-to-date net income and a $41,000 decrease in other comprehensive loss arising from a reduction in the unrealized loss on securities. Decreases in equity for the three months ended March 31, 2007 included $177,000 in dividend payments. Management considers its equity position to be strong.

As of April 25, 2007, the previously disclosed reverse merger transaction will result in a repurchase of approximately 123,000 shares totaling approximately $1.7 million.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before the provision for loan losses for the quarter ended March 31, 2007 decreased $42,000 compared to the same period one year ago. The decrease came primarily from a $486,000 increase in deposit interest expense offset by a $395,000 increase in interest income on loans, investment securities, federal funds sold and overnight deposits combined, and a $49,000 decrease in interest expense on FHLB advances. The Bank’s net interest margin decreased to 3.20% for the quarter ended March 31, 2007 from 3.46% for the quarter ended March 31, 2006 as our change in deposit yield increased more than our change in loan yield.

Our net interest margin decreased primarily from offering certificates of deposit and money market accounts at high interest rates that increased the Bank’s cost of funds. Interest income from loans represented 92.1% of total interest income for the quarter ended March 31, 2007 compared to 92.4% for the same period in 2006. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposit and borrowings.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Three Months Ended March 31,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$11,149	$141	5.13%	$7,601	$99	5.28%
Investment securities	14,198	155	4.43	13,906	140	4.08
Other securities	4,174	52	5.05	4,773	67	5.69
Loans receivable	229,580	4,079	7.21	218,619	3,726	6.91
Total earning assets	$259,101	$4,427	6.93	$244,899	$4,032	6.68

Demand and NOW Accounts	$33,208	$16	0.20	$34,507	18	0.21
Money market accounts	22,384	204	3.70	16,565	101	2.47
Savings accounts	22,661	23	0.41	26,503	27	0.41
Certificates of deposit	115,604	1,386	4.86	100,868	997	4.01
Federal Home Loan Bank Advances	52,910	724	5.55	57,428	773	5.46
Total interest bearing liabilities	$246,767	2,353	3.87	$235,871	1,916	3.29
Net interest income		$2,074			$2,116
Net interest spread			3.06%			3.39%
Net interest margin			3.20%			3.46%

Provision for Loan Losses

The Bank recorded a $225,000 provision for loan losses for the quarter ended March 31, 2007 whereas the Bank recorded no provision for loan losses for the quarter ended March 31, 2006. The level of non-performing assets, net charge-offs and additional loan impairment were primary considerations in determining the need for the provision. Net charge-offs for the quarter ended March 31, 2007 totaled $151,000 compared to $102,000 for the quarter ended March 31, 2006. The level of non-performing assets slightly increased (see table to follow), and total loan impairment increased $80,000 on a downgraded commercial loan and $31,000 on two other substandard commercial loans on the Bank’s watch list. If the level of non-performing assets and/or net charge-offs significantly increases and/or asset quality does not continue to stabilize, additional provisions for loan losses may be needed.

The following table presents non-performing assets and certain asset quality ratios at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Non-performing loans	$772	$468
Real estate in judgment	684	895
Foreclosed and repossessed assets	775	785
Total non-performing assets	$2,231	$2,148

Non-performing loans to total loans	0.34%	0.20%
Non-performing assets to total assets	0.77%	0.74%
Allowance for loan losses to non-performing loans	271.76%	432.48%
Allowance for loan losses to net loans receivable	0.93%	0.88%

The Bank had 8 non-performing loan relationships as of March 31, 2007 compared to 10 non-performing loan relationships as of December 31, 2006. The stabilization of our asset quality remains a high priority for management.

Non-interest Income

Non-interest income increased $248,000 or 33.0%, to $1.0 million for the quarter ended March 31, 2007 as compared to $752,000 for the quarter ended March 31, 2006. Fees and service charges increased to $600,000 from $458,000 for the same period a year ago primarily due to a $74,000 increase in loan related fees (from $208,000 to $282,000) and a $62,000 increase in deposit related fees (from $367,000 to $429,000). Loan related fees increased primarily as a result of the Bank developing new mortgage banking relationships with six brokerage companies since the end of June 2006 which led to $57,000 in brokerage fee income for the quarter with other increases in loan related fees coming from a $10,000 increase in construction loan fees and a $7,000 increase in all other loan related fees. The increase in deposit related fees was a result of a $51,000 increase in NSF fees (from $251,000 to $302,000), a $5,000 increase in ATM/Debit Card income, and a $6,000 increase in all other deposit related fee income.

Gain on sale of loans increased $125,000 (from $68,000 to $193,000) for the same quarter a year ago as mortgage banking activities sharply increased in the last six months. The Bank sold 61 loans for the quarter ended March 31, 2007 compared to 28 for the quarter ended March 31, 2006 due to increased management focus on secondary market lending. Other income decreased $13,000 for the quarter ended March 31, 2007 compared to the same period in 2006 primarily due to a $19,000 loss on the sale of securities as management replaced two federal agency securities and one taxable municipal security with three federal agency securities earning higher interest rates. Management expects to recover this loss with the increase in interest income from the new securities by the end of 2007.

Non-interest Expense

Non-interest expense decreased $272,000 or 11.0%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. Salaries and employee benefits decreased $173,000 as a result of downsizing certain department staffing levels in the fourth quarter of 2006. The Bank has 79 full-time equivalent employees as of March 31, 2007 compared to 95 full-time equivalent employees as of March 31, 2006. Professional services expense decreased $16,000 primarily from reduced regulatory examination expense. Repossessed property expense decreased $34,000 for the quarter ended March 31, 2007 compared to the same period in 2006 as the level of foreclosed properties decreased from $2.5 million as of March 31, 2006 to $1.4 million as of March 31, 2007. Amortization of core deposit intangible decreased $18,000 for the quarter ended March 31, 2007 as amortization of this asset continues to slow from year to year. Management expects to continue to see an expense of approximately $18,000 per month for the remainder of 2007 compared to approximately $23,000 for the first quarter of 2007. Other general and administrative expense decreased $31,000 primarily due to a $30,000 reduction in advertising and promotion expense where modifications to the Bank’s marketing strategy were made for 2007. Expense control and revenue enhancement continue to be priorities for management as efforts continue on improving efficiency.

Federal Income Tax Expense

The Company’s provision for federal income taxes increased $89,000 for the quarter ended March 31, 2007 compared to the same period in 2006 as our net income before taxes increased $253,000. The effective tax rate for the quarter ended March 31, 2007 was 24.9% of income before tax as compared to 18.5% for the same period in 2006. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $82.7 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At March 31, 2007 and based on current collateral levels, the Bank could borrow an additional $21.7 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $4.2 million during the quarter ended March 31, 2007 compared to a $1.2 million increase for the same period in 2006. The primary sources of cash for the quarter ended March 31, 2007 were $7.8 million in proceeds from the sale of mortgage loans, $3.3 million of principal collections net of loan originations, $2.9 million in purchases of available-for-sale investment securities, $2.5 million in proceeds from FHLB advances, and a $0.9 million increase in deposits compared to a $10.7 million increase in deposits, $3.0 million in proceeds from the sale of mortgage loans, and $2.7 million in proceeds from maturities of available-for-sale investment securities for the quarter ended March 31, 2006. The primary uses of cash for the quarter ended March 31, 2007 were $8.4 million of mortgage loans originated for sale, $3.8 million in purchases of available-for-sale securities, and $2.5 million in repayments of FHLB advances compared to $6.1 million in loan originations in excess of principal collections, $5.4 million in repayments of FHLB advances, $3.3 million in loans originated for sale, and $2.0 million in purchases of available-for-sale investment securities for the quarter ended March 31, 2006. Management expects future cash flows for the remainder of 2007 to have a similar pattern to what occurred in the first quarter.

CONTRACTUAL OBLIGATIONS

The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2007, the aggregate contractual obligations and commitments are:

Contractual Obligations	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$110,444	$81,122	$20,851	$8,353	$118
FHLB advances	54,476	19,146	14,813	10,342	10,175

Total	$169,856	$100,268	$35,664	$18,695	$10,293

Other Commitments	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$4,942	$4,942	$—	$—	$—
Unfunded commitments under HELOCs	17,125	1,134	4,225	4,364	7,402
Unfunded commitments under Commercial LOCs	1,681	762	570	349	—
Letters of credit	12	12	—	—	—

Total	$23,760	$6,850	$4,795	$4,713	$7,402

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirements. As of March 31, 2007, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of March 31, 2007 were as follows: Tier 1 leverage ratio 10.35%, Tier 1 risk-based capital ratio 14.18%; and total risk-based capital, 15.22%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.

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

The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. The levels, from least risk to most risk, are; minimal, moderate, significant, high and imminent threat. Data from the model, as of March 31, 2007, December 31, 2006, and March 31, 2006 indicates that the Bank’s IRR level remains minimal.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Corporation. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

MONARCH COMMUNITY BANCORP, INC.

Date: May 4, 2007	By: /s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: May 4, 2007	And: /s/ William C. Kurtz
William C. Kurtz
Senior Vice President, Chief Operations Officer and
acting Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.