Form 10-Q
period 2007-06-30
MONARCH COMMUNITY BANCORP INC
filed 2007-08-14
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 30, 2007, there were 2,531,373 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$6,314	$7,433
Federal Home Loan Bank overnight time and other interest bearing deposits	7,922	7,864

Total cash and cash equivalents	14,236	15,297

Securities — Available for sale	12,446	13,706
Securities — Held to maturity	218	228
Other securities	4,237	4,237
Real estate investment — Limited partnership, at equity	904	979
Loans held for sale	803	937
Loans, net	227,362	230,247
Foreclosed assets, net	1,316	1,680
Premises and equipment	4,973	5,261
Goodwill	9,606	9,606
Core deposit intangible	970	1,092
Other assets	6,532	6,717

Total assets	$283,603	$289,987

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$17,899	$15,733
Interest bearing	164,815	176,839

Total deposits	182,714	192,572

Federal Home Loan Bank advances	57,476	54,476
Accrued expenses and other liabilities	2,660	2,953

Total liabilities	242,850	250,001

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,531,673 shares issued and outstanding at June 30, 2007 and 2,533,781 shares issued and outstanding at December 31, 2006	25	25
Additional paid-in capital	26,210	26,191
Retained earnings	15,923	15,319
Accumulated other comprehensive income	(92)	(63)
Unearned compensation	(1,313)	(1,486)

Total stockholders’ equity	40,753	39,986

Total liabilities and stockholders’ equity	$283,603	$289,987

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,070	$3,930	$8,149	$7,656
Investment securities	205	201	412	408
Federal funds sold and overnight deposits	121	103	262	202

Total interest income	4,396	4,234	8,823	8,266

Interest Expense
Deposits	1,541	1,275	3,170	2,418
Federal Home Loan Bank advances	767	774	1,491	1,547

Total interest expense	2,308	2,049	4,661	3,965

Net Interest Income	2,088	2,185	4,162	4,301
Provision for Loan Losses	245	—	470	—

Net Interest Income After Provision for Loan Losses	1,843	2,185	3,692	4,301

Noninterest Income
Fees and service charges	628	579	1,228	1,037
Loan servicing fees	110	112	221	229
Net gain on sale of loans	138	92	331	160
Net gain (loss) on sale of securities	(19)	—	(19)	—
Other income (loss)	112	20	208	129

Total noninterest income	969	803	1,969	1,555

Noninterest Expenses
Salaries and employee benefits	1,034	1,293	2,140	2,572
Occupancy and equipment	247	254	513	514
Data processing	179	181	366	350
Amortization of mortgage servicing rights	87	104	173	205
Professional services	145	136	250	257
Amortization of core deposit intangible	54	69	122	155
NOW account processing	47	41	91	84
ATM/Debit card processing	49	63	93	119
Foreclosed property expense	16	98	39	155
Other general and administrative	334	303	596	594

Total noninterest expense	2,192	2,542	4,383	5,005

Income — Before income taxes	620	446	1,278	851
Income Taxes	156	130	320	205

Net Income	$464	$316	$958	$646

Earnings Per Share

Basic	$0.19	$0.12	$0.40	$0.25

Diluted	$0.19	$0.12	$0.40	$0.25
See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid in	Retained	Comprehensive	Unearned
	of Shares	Amount	Capital	Earnings	Income	Compensation	Total
Balance - January 1, 2006	2,710	$27	$28,150	$14,401	$(155)	$(1,847)	$40,576
Issuance of 3,884 shares of common stock at an average price of $12.03/share in connection with Restricted Stock Plan	4		46			(46)	—
Vesting of restricted shares						164	164
2,182 shares repurchased at $11.40/share	(2)		(24)				(24)
Repurchase of 50,000 shares			(599)				(599)
Stock option expenses			43				43
Comprehensive Income:
Net Income				646			646
Change in unrealized loss on securities available-for-sale,					(66)		(66)

Total comprehensive income							580
Dividends paid ($0.12/share)	—	—	—	(320)	—	—	(320)

Balance - June 30, 2006	2,712	$27	$27,616	$14,727	$(221)	$(1,729)	$40,420

Balance - January 1, 2007	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986
Vesting of restricted shares						173	173
2,108 shares repurchased at $11.83/share	(2)		(24)				(24)
Stock option expenses			43				43
Comprehensive Income:
Net Income				958			958
Change in unrealized loss on securities available-for-sale,					(29)		(29)

Total comprehensive income							929
Dividends paid ($0.14/share)	—	—	—	(354)	—	—	(354)

Balance - June 30, 2007	2,532	$25	$26,210	$15,923	$(92)	$(1,313)	$40,753

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$958	$646
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	534	647
Provision for loan losses	470	—
Stock option expense	43	43
Gain on sale of foreclosed assets	(114)	(8)
Mortgage loans originated for sale	(13,850)	(7,560)
Proceeds from sale of mortgage loans	13,716	7,816
Gain on sale of mortgage loans	(331)	(160)
Loss on sale of available for sale securities	19	—
Earned stock compensation	173	—
Loss on disposal of equipment	6	164
Net change in:
Deferred loan fees	10	(55)
Accrued interest receivable	95	15
Other assets	6	657
Accrued expenses and other liabilities	(286)	2,417

Net cash provided by operating activities	1,449	4,622
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(3,819)	(1,993)
Proceeds from sales of securities	2,928	—
Proceeds from maturities of securities	2,101	2,862
Activity in held-to-maturity securities:
Purchases	—	(4)
Proceeds from maturities of securities	—	10
Loan originations and principal collections, net	2,727	(15,815)
Proceeds from sale of foreclosed assets	748	1,479
Proceeds from sale of premises and equipment	102	—
Purchase of premises and equipment	(61)	(88)

Net cash provided by (used in) investing activities	4,726	(13,549)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(9,858)	7,009
Repurchase of common stock	(24)	(623)
Dividends paid	(354)	(320)
Proceeds from FHLB advances	13,500	10,000
Repayment of FHLB advances	(10,500)	(8,970)

Net cash provided by financing activities	(7,236)	7,096

Net Increase in Cash and Cash Equivalents	(1,061)	(1,831)

Cash and Cash Equivalents - Beginning	15,297	16,286

Cash and Cash Equivalents — End	$14,236	$14,455

Supplemental Cash Flow Information:
Cash paid for:
Interest	4,733	3,891
Income taxes	450	—
Noncash investing activities:
Loans transferred to foreclosed assets	278	1,201
Issuance of common stock in connection with the 2003 Recognition and Retention Plan	—	46

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
The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year period.
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

EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic earnings per share
Numerator:
Net income	$464	$316	$958	$646

Denominator:
Weighted average common shares outstanding	2,532	2,711	2,533	2,709
Less: Average unallocated ESOP shares	(93)	(111)	(93)	(111)
Less: Average non-vested RRP shares	(33)	(60)	(38)	(58)

Weighted average common shares outstanding for basic earnings per share	2,406	2,540	2,402	2,540

Basic earnings per share	$0.19	$0.12	$0.40	$0.25

Diluted earnings per share
Numerator:
Net income	$464	$316	$958	$646

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,406	2,540	2,402	2,540
Add: Dilutive effects of restricted stock and stock options	—	—	—	—

Weighted average common shares and dilutive

potential common shares outstanding	2,406	2,540	2,402	2,540

Diluted earnings per share	$0.19	$0.12	$0.40	$0.25

RECENT ACCOUNTING PRONOUNCEMENTS
None.

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

FINANCIAL CONDITION
Assets
Total assets decreased 2.2%, to $283.6 million at June, 30, 2007 compared to $290.0 million at December 31, 2006. Management attributes this decrease to a reduction in the loan portfolio as a result of efforts to originate mortgage loans to be sold in the secondary market and the brokering of loans to third parties.
Securities
Securities decreased to $12.7 million at June 30, 2007 compared to $13.9 million at December 31, 2006. The decrease was attributable to the maturity and sales of $5.0 million in securities which was offset by purchases of $3.8 million in securities. Purchases made in the first quarter of 2007 were made in order to increase interest yield and the duration of the portfolio.
Loans
The Bank’s net loan portfolio decreased by $2.9 million, or 1.3%, from $230.2 million at December 31, 2006 to $227.4 million at June 30, 2007. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$133,988	58.2%	$141,679	60.8%
Multi-family	5,597	2.4	6,008	2.6
Commercial	49,194	21.4	44,513	19.1
Construction or development	8,985	3.9	9,529	4.1

Total real estate loans	197,764	85.9	201,729	86.6

Other loans:
Consumer loans:
Automobile	1,304	0.6	1,509	0.6
Home equity	20,441	8.9	19,077	8.3
Manufactured housing	433	0.2	495	0.2
Other	6,295	2.7	7,083	3.0

Total consumer loans	28,473	12.4	28,164	12.1
Commercial Business Loans	3,888	1.7	2,969	1.3

Total other loans	32,361	14.1	31,133	13.4

Total Loans	230,125	100.0%	232,862	100.0%

Less:
Allowance for loan losses	2,182		2,024
Net deferred loan fees	581		591
Loans in process	—		—

Total Loans, net	$227,362		$230,247

One-to-four family loans decreased $7.7 million represented by $5.3 million decrease in adjustable rate mortgages and a $2.4 million decrease in all other mortgages (including fixed rate and balloon mortgages). This is the result of the Bank focusing its residential lending efforts on originating loans to be sold on the secondary market or brokered to third parties. The decrease in mortgage loans is partially offset by an increase of $4.7 million in commercial real estate loans. The Bank expects future loan growth to come primarily from commercial real estate lending.
The allowance for loan losses was $2,182,000 at June 30, 2007 and $2,024,000 at December 31, 2006, an increase of $158,000. This is due to provisions for loan losses during the first six months of 2007 ($470,000) offsetting net charge offs ($311,000). Net charge-offs for the quarter ended June 30, 2007 consisted of $207,000 of one-to-four family mortgage loans, $93,000 of consumer loans (including overdrafts), $9,000 of commercial business loans and $3,000 of commercial real estate loans. See “Provision for Loan Losses” below for further explanation regarding charge-offs.

Deposits
Total deposits decreased $9.9 million, or 5.1%, from $192.6 million at December 31, 2006 to $182.7 million at June 30, 2007. The decrease can be attributed to a $13.3 million decrease in certificates of deposit, a $.5 million decrease in interest bearing demand and NOW accounts and a $0.4 million decrease in all other types of deposits combined, offset by increases of $2.1 million in money markets, and $2.2 million in non-interest bearing accounts. The decrease in certificates of deposit was primarily a result of improved liquidity, additional borrowings, and less reliance on brokered deposits. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost local savings and checking accounts as well as product enhancement.
Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances increased from $54.5 million at December 31, 2006 to $57.4 million at June 30, 2007. Total proceeds from and repayments of FHLB advances for the six months ended June 30, 2007 were $13.5 million and $10.5 million, respectively. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $40.8 million at June 30, 2007 compared to $40.0 million at December 31, 2006. This represents 14.4% and 13.8% of total assets at June 30, 2007 and December 31, 2006, respectively. The increase in equity resulted from $958,000 in year-to-date net income, offset by $354,000 in dividend payments and an increase in other comprehensive loss resulting from a lower market value of available for sale securities. Management considers its equity position to be strong.
As of July 30, 2007, the previously disclosed going private transaction should result in a repurchase of approximately 180,000 shares totaling approximately $2.4 million.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before the provision for loan losses for the quarter ended June 30, 2007 decreased $97,000 compared to the same period one year ago. The decrease came from a $266,000 increase in interest expense on deposits, offset by an increase of $140,000 in income on loans and a $22,000 increase in interest income on investment securities, federal funds sold and overnight deposits combined. The Bank’s net interest margin decreased to 3.25% for the quarter ended June 30, 2007 from 3.52% for the quarter ended June 30, 2006 as our deposit costs increased more than our loan yields. Interest income from loans represented 92.58% of total interest income for the quarter ended June 30, 2007 compared to 92.82% for the same period in 2006.
Net interest income before the provision for loan losses for the six months ended June 30, 2007 decreased $139,000 compared to the same period one year ago. The decrease came primarily from a $752,000 increase in deposit interest expense offset by a $557,000 increase in total interest income, and a $56,000 decrease in interest expense on FHLB advances. The Bank’s net interest margin decreased to 3.22% for the six months ended June 30, 2007 from 3.49% for the six months ended June 30, 2006 as our deposit and borrowing costs increased more than our asset yields.
Our deposit costs increased primarily from offering certificates of deposit and money market accounts at high interest rates that increased the Bank’s cost of funds. Interest income from loans represented 92.4% of total interest income for the six months ended June 30, 2007 compared to 92.6% for the same period in 2006. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposit and borrowings.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

			Six Months Ended June 30,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$10,266	$262	5.15%	$6,644	$202	6.13%
Investment securities	14,334	318	4.47	13,724	281	4.13
Other securities	4,174	94	4.54	4,773	127	5.37
Loans receivable	229,480	8,149	7.16	221,616	7,656	6.97

Total earning assets	$258,254	$8,823	6.89	$246,757	$8,266	6.76

Demand and NOW Accounts	$32,601	$34	0.21	$29,178	35	0.24
Money market accounts	23,069	428	3.74	17,109	231	2.72
Savings accounts	22,559	47	0.42	26,293	55	0.42
Certificates of deposit	110,521	2,662	4.86	105,758	2,097	4.00
Federal Home Loan Bank Advances	54,362	1,490	5.53	56,976	1,547	5.48

Total interest bearing liabilities	$243,112	4,661	3.87	$235,314	3,965	3.40

Net interest income		$4,162			$4,301

Net interest spread			3.02%			3.37%

Net interest margin			3.22%			3.49%

Provision for Loan Losses
The Bank recorded a $225,000 provision for loan losses for the quarter ended June 30, 2007 whereas the Bank recorded no provision for loan losses for the quarter ended June 30, 2006. Net charge-offs for the quarter ended June 30, 2007 totaled $160,000 compared to $203,000 for the quarter ended June 30, 2006.
The Bank recorded a $470,000 provision for loan losses for the six months June 30, 2007 whereas the Bank recorded no provision for loan losses for the six months ended June 30, 2006. The level of non-performing assets, (see table to follow) net charge-offs and additional loan impairment were primary considerations in determining the need for the provision. Net charge-offs for the six months ended June 30, 2007 totaled $311,000 compared to $305,000 for the six months ended June 30, 2006.
The following table presents non-performing assets and certain asset quality ratios at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

Non-performing loans	$1,489	$468
Real estate in judgment	468	895
Foreclosed and repossessed assets	856	785

Total non-performing assets	$2,813	$2,148

Non-performing loans to total loans	0.65%	0.20%
Non-performing assets to total assets	0.99%	0.74%
Allowance for loan losses to non-performing loans	146.59%	432.48%
Allowance for loan losses to net loans receivable	105.50%	0.88%
The increase in non-performing loans from December 31, 2006 to June 30, 2007 is the result of an increase in problem loans within the Bank’s residential mortgage portfolio. While Management believes its loan underwriting has improved significantly over the last several years, poor local economy has had a negative impact on the loan portfolio. The Bank had 18 non-performing loan relationships as of June 30, 2007 compared to 10 non-performing loan relationships as of December 31, 2006. If the level of non-performing assets and/or net charge-offs significantly increases and/or asset quality does not continue to stabilize, additional provisions for loan losses may be needed. The stabilization of our asset quality remains a high priority for management.

Non-interest Income
Noninterest income increased $166,000 or 20.7%, to $969,000 for the quarter ended June 30, 2007 as compared to $803,000 for the quarter ended June 30, 2006. Fees and service charges increased to $628,000 from $579,000 for the same period a year ago as a result of the Bank developing new mortgage banking relationships with six brokerage companies since the end of June 2006 which resulted in an increase of $52,000 in brokerage fee income for the quarter ended June 30, 2007. This increase in brokerage fee income was offset by a decrease of $3,000 in all other fees and service charges combined compared to the same period a year ago. Gain on sale of loans increased to $138,000 from $92,000 for the same quarter a year ago as mortgage banking activities increased compared to the same quarter in 2006 due to higher than expected sales of loans (51 for the quarter ended June 30, 2007 compared to 38 for the quarter ended June 30, 2006). Other income increased $73,000 for the quarter ended June 30, 2007 as compared to the same period in 2006. This was primarily due to the Bank gaining $43,000 on sale of foreclosed assets as compared to a net loss of $24,000 for the same period a year ago.
Non-interest income increased $414,000 or 26.7%, to $1.9 million for the six months ended June 30, 2007 as compared to $1.5 million for the six months ended June 30, 2006. Fees and service charges increased to $1.2 million, from $1.0 million for the same period a year ago primarily due to a $92,000 increase in loan related fees (from $453,000 to $546,000) and a $91,000 increase in deposit related fees (from $812,000 to $903,000). Loan related fees increased due to the reasons mentioned in the preceding paragraph, brokerage fee income increased to $109,000 for the six months ended June 30, 2007 compared to $5,000 for the same period a year ago. The brokerage fee income was offset by a decrease in consumer loan origination fees of $8,000 and a decrease in commercial loan fees of $10,000 for the six months ended June 30, 2007 as compared to the same period a year ago. The increase in deposit related fees was a result of a $81,000 increase in NSF fees (from $575,000 to $656,000), a $13,000 increase in ATM/Debit Card income, and a $2,000 decrease in all other deposit related fee income.
Gain on sale of loans increased $171,000 (from $160,000 to $331,000) from the same six months a year ago as mortgage banking activities have sharply increased in the last nine months. The Bank sold 112 loans for the six months ended June 30, 2007 compared to 66 for the six months ended June 30, 2006 due to increased management focus on originating loans to be sold in the secondary market. Other income increased $59,000 for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to an increase in income from the sale of foreclosed assets of $78,000. This increase was offset by the $19,000 loss on the sale of securities as management replaced two federal agency securities and one taxable municipal security with three federal agency securities earning higher interest rates. Management expects to recover this loss with the increase in interest income from the new securities by the end of 2007.
Non-interest Expense
Noninterest expense decreased $350,000 or 13.8%, for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Salaries and employee benefits decreased $259,000 as a result of downsizing certain department staffing levels in the fourth quarter of 2006. Occupancy and equipment expense decreased $7,000 for those same periods due to decreased maintenance costs and depreciation expense. Foreclosed property expenses decreased $82,000 for the quarter ended June 30, 2007 compared to the same period in 2006. Management recorded $0 in writedowns of foreclosed properties in the second quarter of June 2007 compared to $42,000 in writedowns in the second quarter of 2006. The Bank had a $40,000 decrease in foreclosed property operating expenses for the same respective periods. Amortization of core deposit intangible decreased $15,000 for the quarter ended June 30, 2007 as amortization of this asset continues to slow from year to year. Management expects to see an expense of $18,000 per month for the remainder of 2007.
Non-interest expense decreased $622,000 or 12.4%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Salaries and employee benefits decreased $356,000 as a result of downsizing certain department staffing levels in the fourth quarter of 2006. The Bank has 81 full-time equivalent employees as of June 30, 2007 compared to 88 full-time equivalent employees as of June 30, 2006. Professional services expense decreased $16,000 primarily from reduced regulatory examination expense. Repossessed property expense decreased $116,000 for the six months ended June 30, 2007 compared to the same period in 2006 as the level of foreclosed properties decreased from $2.6 million as of June 30, 2006 to $1.3 million as of June 30, 2007. Amortization of core deposit intangible decreased $33,000 for the six months ended June 30, 2007 as compared to the same period a year ago. Other general and administrative expense decreased $74,000 primarily due to a $72,000 reduction in advertising and promotion expense due to a reduced marketing effort in 2007. Expense control and revenue enhancement continue to be priorities for management as efforts continue on improving efficiency.

Federal Income Tax Expense
The Company’s provision for federal income taxes increased $26,000 for the quarter ended June 30, 2007 compared to the same period in 2007. The effective tax rate for the quarter ended June 30, 2007 was 25.0% of income before tax as compared to 29.1% for the same period in 2006.
The Company’s provision for federal income taxes increased $115,000 for the six months ended June 30, 2007 compared to the same period in 2006 as our net income before taxes increased $427,000. The effective tax rate for the six months ended June 30, 2007 was 25.0% of income before tax as compared to 24.1% for the same period in 2006. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2007 totaled $64.7 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At June 30, 2007 and based on current collateral levels, the Bank could borrow an additional $16.6 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents decreased by $1.1 million during the six months ended June 30, 2007 compared to a $1.8 million decrease for the same period in 2006. The primary sources of cash for the six months ended June 30, 2007 were $2.7 million of principal collections net of loan originations, $5.0 million in sales and maturities of available-for-sale investment securities, $13.5 million in proceeds from FHLB advances, compared to a $7 million increase in deposits, and $2.9 million in proceeds from maturities of available-for-sale investment securities and $10 million in proceeds from FHLB advances for the six months ended June 30, 2006. The primary uses of cash for the six months ended June 30, 2007 were $9.9 million decrease in deposits, $3.8 million in purchases of available-for-sale securities, and $10.5 million in repayments of FHLB advances compared to $15.8 million in loan originations in excess of principal collections, $9.0 million in repayments of FHLB advances, and $2.0 million in purchases of available-for-sale investment securities for the six months ended June 30, 2006. Management expects cash flows for the remainder of 2007 to follow a similar pattern to what has occurred in the first six months, with the exception of an outflow of $2.4 million to repurchase shares in connection with the going private transaction. Management expects to utilize current liquidity for the repurchase.

CONTRACTUAL OBLIGATIONS
The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2007, the aggregate contractual obligations and commitments are:
Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$99,531	$64,681	$26,191	$8,659	$—
FHLB advances	57,476	17,146	14,813	15,342	10,175

Total	$157,007	$81,827	$41,004	$24,001	$10,175

Other Commitments

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	7,478	$7,478	$—	$—	$—
Unfunded commitments under HELOCs	16,430	842	4,392	4,292	6,904
Unfunded commitments under Commercial LOCs	5,537	1,401	2,688	1,107	341
Letters of credit	3	3	—	—	—

Total	$29,448	$9,724	$7,080	$5,399	$7,245

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of June 30, 2007, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of June 30, 2007 were as follows: Tier 1 leverage ratio 10.66%, Tier 1 risk-based capital ratio 14.36%; and total risk-based capital, 15.44%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. After the repurchase of shares in connection with the going private transaction the Bank will remain well capitalized. Management believes the Bank’s capital after the share repurchase will be adequate to support anticipated future growth.

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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management considers the IRR of the company to be moderate as of June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     1. Election of Directors with terms ending in 2010

Craig W. Dally Donald L. Denney Richard L. Dobbins	For: 2,042,869 For: 2,074,030 For: 2,079,913	Withheld: 117,058 Withheld: 85,897 Withheld: 80,014
     The following are the names of the directors (and the remaining terms) whose terms continued after the meeting:

Harold A. Adamson Lauren L. Bracy James R. Vozar Stephen M. Ross Martin M. Mitchell Gordon L. Welch	Term Expires: 2008 Term Expires: 2008 Term Expires: 2008 Term Expires: 2009 Term Expires: 2009 Term Expires: 2009
     2. Ratification of appointment of Plante & Moran, LLP as independent auditors for the fiscal year ending December 31, 2007:

For: 2,120,834	Against: 35,594	Abstain: 3,499
Item 5. OTHER INFORMATION
Not applicable
Item 6. EXHIBITS
See the index to exhibits.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date: August 14, 2007	By:	/s/Donald L. Denney

Donald L. Denney
President and Chief Executive Officer

Date: August 14, 2007	And:	/s/William C. Kurtz

William C. Kurtz
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No	Description of Exhibit
10.1	Management Continuity Agreement with Scott McQueen

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.