Form 10-Q
period 2007-09-30
MONARCH COMMUNITY BANCORP INC
filed 2007-11-14
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At November 8, 2007 there were 2,459,307 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	6,077	$7,433
Federal Home Loan Bank overnight time and other interest bearing deposits	8,695	7,864

Total cash and cash equivalents	14,772	15,297
Securities — Available for sale	12,532	13,706
Securities — Held to maturity	213	228
Other securities	4,237	4,237
Real estate investment — Limited partnership, at equity	867	979
Loans held for sale	1,284	937
Loans, net	227,642	230,247
Foreclosed assets, net	2,470	1,680
Premises and equipment	4,798	5,261
Goodwill	9,606	9,606
Core deposit intangible	916	1,092
Other assets	6,338	6,717

Total assets	$285,675	$289,987

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$15,221	$15,733
Interest bearing	166,270	176,839

Total deposits	181,491	192,572
Federal Home Loan Bank advances	60,476	54,476
Accrued expenses and other liabilities	2,524	2,953

Total liabilities	244,491	250,001
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,530,277 shares issued and outstanding at September 30, 2007 and 2,533,781 shares issued and outstanding at December 31, 2006	25	25
Additional paid-in capital	26,218	26,191
Retained earnings	16,217	15,319
Accumulated other comprehensive income	(7)	(63)
Unearned compensation	(1,269)	(1,486)

Total stockholders’ equity	41,184	39,986

Total liabilities and stockholders’ equity	$285,675	$289,987

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,102	$4,150	$12,251	$11,806
Investment securities	193	190	605	598
Federal funds sold and overnight deposits	82	75	344	277

Total interest income	4,377	4,415	13,200	12,681

Interest Expense
Deposits	1,461	1,406	4,631	3,824
Federal Home Loan Bank advances	843	849	2,334	2,396

Total interest expense	2,304	2,255	6,965	6,220

Net Interest Income	2,073	2,160	6,235	6,461
Provision for Loan Losses	219	—	689	—

Net Interest Income After Provision for Loan Losses	1,854	2,160	5,546	6,461

Non-interest Income
Fees and service charges	653	580	1,881	1,617
Loan servicing fees	108	109	329	338
Net gain on sale of loans	139	59	470	219
Net gain (loss) on sale of securities	—	(20)	(19)	(20)
Net gain (loss) on sale of fixed assets	71	—	71	—
Other income	69	15	277	144

Total non-interest income	1,040	743	3,009	2,298

Non-interest Expense
Salaries and employee benefits	1,065	1,215	3,205	3,702
Occupancy and equipment	250	256	763	770
Data processing	180	176	546	526
Amortization of mortgage servicing rights	92	88	265	293
Professional services	180	90	430	347
Amortization of core deposit intangible	54	68	176	223
NOW account processing	42	42	133	126
ATM/Debit card processing	51	64	144	183
Foreclosed property expense	86	83	125	238
Other general and administrative	266	356	862	1,035

Total non-interest expense	2,266	2,438	6,649	7,443

Income — Before income taxes	628	465	1,906	1,316
Income Taxes	157	133	477	338

Net Income	$471	$332	$1,429	$978

Earnings Per Share
Basic	$0.19	$0.14	$0.59	$0.39

Diluted	$0.19	$0.14	$0.59	$0.39

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Income	Compensation	Total
Balance - January 1, 2006	2,710	$27	$28,150	$14,401	$(155)	$(1,847)	$40,576
Issuance of 3,884 shares of common stock at an average price of $12.03/share in connection with Restricted Stock Plan	4		46			(46)	—
Vesting of restricted shares						215	215
180,578 shares repurchased at $11.89/share	(180)	$(2)	(2,145)			—	(2,147)
Stock option expenses			65				65
Comprehensive Income:
Net Income				978			978
Change in unrealized loss on securities available-for-sale,					65		65

Total comprehensive income							1,043
Dividends paid ($0.12/share)	—	—	—	(478)	—	—	(478)

Balance - September 30, 2006	2,534	$25	$26,116	$14,901	$(90)	$(1,678)	$39,274

Balance - January 1, 2007	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986
Vesting of restricted shares						217	217
3,204 shares repurchased at $11.95/share	(3)	$—	(38)				(38)
Stock option expenses			65				65
Comprehensive Income:
Net Income				1,429			1,429
Change in unrealized loss on securities available-for-sale,					56		56

Total comprehensive income							1,485
Dividends paid ($0.14/share)	—	—	—	(531)	—	—	(531)

Balance - September 30, 2007	2,531	$25	$26,218	$16,217	$(7)	$(1,269)	$41,184

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September, 30
	2007	2006
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$1,429	$978
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	826	953
Provision for loan losses	689	—
Stock option expense	65	65
(Gain) loss on sale of investments	—	20
Gain on sale of foreclosed assets	(131)	11
Mortgage loans originated for sale	(20,548)	(10,095)
Proceeds from sale of mortgage loans	20,671	10,412
Gain on sale of mortgage loans	(470)	(219)
Loss on sale of available for sale securities	19	—
Earned stock compensation	217	215
Gain on disposal of equipment	(70)	—
Net change in:
Deferred loan fees	10	(56)
Accrued interest receivable	18	(95)
Other assets	195	846
Accrued expenses and other liabilities	(422)	637

Net cash provided by operating activities	2,498	3,672
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(3,819)	(4,755)
Proceeds from sales of securities	2,928	5,478
Proceeds from maturities of securities	2,091	—
Activity in held-to-maturity securities:
Purchases	—	(4)
Proceeds from maturities of securities	15	10
Procceeds from redemption of FHLB stock	—	395
Loan originations and principal collections, net	393	(22,807)
Proceeds from sale of foreclosed assets	846	2,542
Proceeds from sale of premises and equipment	283	—
Purchase of premises and equipment	(112)	(104)

Net cash provided by (used in) investing activities	2,625	(19,245)
Cash Flows From Financing Activities
Net increase in deposits	(11,080)	17,450
Repurchase of common stock	(37)	(2,148)
Dividends paid	(531)	(478)
Proceeds from FHLB advances	33,500	22,500
Repayment of FHLB advances	(27,500)	(21,945)

Net cash provided by financing activities	(5,648)	15,379

Net Increase in Cash and Cash Equivalents	(525)	(194)
Cash and Cash Equivalents — Beginning	15,297	16,286

Cash and Cash Equivalents — End	$14,772	$16,092

Supplemental Cash Flow Information:
Cash paid for:
Interest	6,961	6,133
Income taxes	600	—
Noncash investing activities:
Loans transferred to foreclosed assets	1,513	1,997
Issuance of common stock in connection with the 2003 RRP	—	46
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
The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year period.
ALLOWANCE FOR LOAN LOSSES
The appropriateness of the allowance for loan losses is reviewed by management based upon our evaluation of then-existing economic conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that these conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions at least quarterly.
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

EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic earnings per share
Numerator:
Net income	$471	$332	$1,429	$978

Denominator:
Weighted average common shares outstanding	2,531	2,627	2,532	2,657
Less: Average unallocated ESOP shares	(93)	(111)	(93)	(111)
Less: Average non-vested RRP shares	(28)	(60)	(35)	(59)

Weighted average common shares outstanding for basic earnings per share	2,410	2,456	2,404	2,487

Basic earnings per share	$0.19	$0.14	$0.59	$0.39

Diluted earnings per share
Numerator:
Net income	$471	$332	$1,429	$978

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,410	2,456	2,404	2,487
Add: Dilutive effects of restricted stock and stock options	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,410	2,456	2,404	2,487

Diluted earnings per share	$0.19	$0.14	$0.59	$0.39

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
Allowance for Loan Losses. Accounting for loan classifications, accrual status, and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued by the Federal Financial Institutions Examination Council and guidance issued by the Securities and Exchange Commission. Accordingly, the allowance for loan losses includes a reserve calculation based on an evaluation of loans determined to be impaired, risk ratings, historical losses, loans past due, collateral values and cost of disposal and other subjective factors.
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

FINANCIAL CONDITION
Assets
Total assets decreased 1.5%, to $285.7 million at September 30, 2007 compared to $290.0 million at December 31, 2006. Management attributes this decrease to a reduction in the loan portfolio as a result of efforts to originate mortgage loans to be sold in the secondary market and the brokering of loans to third parties.
Securities
Securities decreased to $12.7 million at September 30, 2007 compared to $13.9 million at December 31, 2006. The decrease was attributable to the maturity and sales of $5.0 million in securities which was offset by purchases of $3.8 million in securities.
Loans
The Bank’s net loan portfolio decreased by $2.6 million, or 1.1%, from $230.2 million at December 31, 2006 to $227.6 million at September 30, 2007. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$128,904	56.0	$141,679	60.8%
Multi-family	5,622	2.5	6,008	2.6
Commercial	56,211	24.4	44,513	19.1
Construction or development	7,360	3.2	9,529	4.1

Total real estate loans	198,097	86.1	201,729	86.6
Other loans:
Consumer loans:
Automobile	1,014	0.4	1,509	0.6
Home equity	20,600	9.0	19,077	8.3
Manufactured housing	419	0.2	495	0.2
Other	6,043	2.6	7,083	3.0

Total consumer loans	28,076	12.2	28,164	12.1
Commercial Business Loans	3,906	1.7	2,969	1.3

Total other loans	31,982	13.9	31,133	13.4

Total Loans	230,079	100.0%	232,862	100.0%

Less:
Allowance for loan losses	1,864		2,024
Net deferred loan fees	573		591
Loans in process	—		—

Total Loans, net	$227,642		$230,247

One-to-four family loans decreased $12.8 million represented by an $8.6 million decrease in adjustable rate mortgages and a $4.2 million decrease in all other mortgages (including fixed rate and balloon mortgages). This is the result of the Bank focusing its residential lending efforts on originating loans to be sold on the secondary market or brokered to third parties. The decrease in mortgage loans is partially offset by an increase of $11.7 million in commercial real estate loans. The Bank expects future loan growth to come primarily from commercial real estate lending. Commercial business loans increased $937,000, or 32%. While the current level of commercial business loans is relatively small, the Bank expects to increase its portfolio of these types of loans as opportunities within its market area present themselves.
The allowance for loan losses was $1,864,000 at September 30, 2007 and $2,024,000 at December 31, 2006, a decrease of $160,000. This is due to provisions for loan losses during the first nine months of 2007 ($689,000) offsetting net charge offs ($849,000). See “Provision for Loan Losses” below for further explanation regarding charge-offs and the allowance for loan losses.

Deposits
Total deposits decreased $11.1 million, or 5.8%, from $192.6 million at December 31, 2006 to $181.4 million at September 30, 2007. The decrease can be attributed to a $12.7 million decrease in certificates of deposit and a $2.7 million decrease in savings accounts offset by increases of $4.4 million in money markets. The decrease in certificates of deposit was primarily a result of less reliance on brokered deposits and additional borrowings. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost local savings and checking accounts as well as product enhancement.
Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances increased from $54.5 million at December 31, 2006 to $60.5 million at September 30, 2007. Repayments were offset by additional borrowings necessitated by the decrease in brokered deposits as mentioned above. Management is attempting to reduce its reliance on borrowed funds through the growth of core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $41.2 million at September 30, 2007 compared to $40.0 million at December 31, 2006. This represents 14.4% and 13.8% of total assets at September 30, 2007 and December 31, 2006, respectively. The increase in equity primarily resulted from $1,429,000 in year-to-date net income offsetting $531,000 in dividend payments. Management considers its equity position to be excessive and intends to reduce equity thru future dividends and stock repurchases.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before the provision for loan losses for the three months ended September 30, 2007 decreased $87,000, or 4.0%, compared to the same period one year ago. The Bank’s net interest margin decreased to 3.26% for the three months ended September 30, 2007 from 3.38% for the three months ended September 30, 2006 as a result of the Bank’s cost of funds increasing more than its yields on earning assets. Interest income from loans represented 93.7% of total interest income for the quarter ended September 30, 2007 compared to 94.0% for the same period in 2006.
Net interest income before the provision for loan losses for the nine months ended September 30, 2007 decreased $226,000, or 3.5%, compared to the same period one year ago. The decrease came primarily from an $807,000 increase in deposit interest expense offset by a $519,000 increase in total interest income and a $62,000 decrease in interest expense on FHLB advances. The Bank’s net interest margin decreased to 3.26% for the nine months ended September 30, 2007 from 3.44% for the nine months ended September 30, 2006 as our deposit and borrowing costs increased more than our asset yields.
Our net interest margin decreased primarily from offering certificates of deposit and money market accounts at higher interest rates than could be offset by increasing asset yields. Interest income from loans represented 92.8% of total interest income for the nine months ended September 30, 2007 compared to 93.1% for the same period in 2006. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposit and borrowings.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$9,387	$344	4.90	$6,429	$277	5.76%
Investment securities	13,465	464	4.61	13,514	424	4.19
Other securities	4,174	141	4.52	4,669	174	4.98
Loans receivable	228,099	12,251	7.18	225,495	11,806	7.00

Total earning assets	$255,125	$13,200	6.92	$250,107	$12,681	6.78

Demand and NOW Accounts	$33,205	$53	0.21	$29,950	$53	0.24
Money market accounts	24,897	666	3.58	18,150	406	2.99
Savings accounts	21,621	69	0.43	25,813	81	0.42
Certificates of deposit	104,394	3,843	4.92	105,085	3,284	4.18
Federal Home Loan Bank Advances	56,775	2,334	5.50	58,510	2,396	5.48

Total interest bearing liabilities	$240,892	6,965	3.87	$237,508	6,220	3.50

Net interest income		$6,235			$6,461

Net interest spread			3.05			3.28%

Net interest margin			3.26			3.44%

Provision for Loan Losses
The Bank recorded a $219,000 provision for loan losses for the three months ended September 30, 2007 whereas the Bank recorded no provision for loan losses for the three months ended September 30, 2006. Net charge-offs for the three months ended September 30, 2007 totaled $537,000 compared to $34,000 for the three months ended September 30, 2006. During the three months ended September 30, 2007, the Bank sold loans totaling $1.5 million, resulting in a charge-off of $283,000. These were loans that were on the Bank’s Watch List, considered impaired and for which specific loan loss allowances of $453,000 had previously been established.
The Bank recorded a $689,000 provision for loan losses for the nine months September 30, 2007 whereas the Bank recorded no provision for loan losses for the nine months ended September 30, 2006. The level of non-performing assets, (see table to follow) net charge-offs and additional loan impairment were primary considerations in determining the need for the provision. Net charge-offs for the nine months ended September 30, 2007 totaled $849,000 compared to $339,000 for the nine months ended September 30, 2006. Net charge-offs for the nine months ended September 30, 2007 included $471,000 of one-to-four family mortgage loans, $142,000 of consumer loans (including overdrafts) and $214,000 of commercial real estate loans.
The following table presents non-performing assets and certain asset quality ratios at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(In thousands)
Non-performing loans	$859	$468
Real estate in judgement	1,396	895
Foreclosed and repossessed assets	1,073	785

Total non-performing assets	$3,328	$2,148

Non-performing loans to total loans	0.37%	0.20%
Non-performing assets to total assets	1.17%	0.74%
Allowance for loan losses to non-performing loans	217.00%	432.48%
Allowance for loan losses to net loans receiveable	0.81%	0.88%
The increase in non-performing loans from December 31, 2006 to September 30, 2007 is the result of an increase in problem loans within the Bank’s residential and commercial real estate portfolio. While Management believes its loan underwriting has improved significantly over the last several years, the poor local economy has had a negative impact on the loan portfolio. The Bank had 12 non-performing loan relationships as of September 30, 2007 compared to 10 non-performing loan relationships as of December 31, 2006. Despite the increase in nonperforming assets, Management believes the current level of the allowance for loan losses is adequate. The amount of specific loan loss allowances necessary for impaired loans has been reduced by the loan sale mentioned above. The allowances for all performing loans changed as of September 30, 2007 compared to December 31, 2006 as Management adjusted estimated loss ratios based on loss history and other factors. The amount of unallocated allowance was reduced as Management felt more certain that problem loans have been identified and after the loan sale and charge offs that have occurred through the first nine months of 2007. If the level of non-performing assets or net charge-offs significantly increases, additional provisions for loan losses may be needed. The improvement of asset quality remains a high priority for management.
Non-interest Income
Noninterest income increased $297,000, or 40%, to $1 million for the three months ended September 30, 2007 as compared to $743,000 for the three months ended September 30, 2006. Fees and service charges increased to $653,000 from $580,000 for the same period a year ago primarily as a result of an increase of $85,000 in NSF fees. Fees related to the brokering of residential mortgage loans increased $11,000 while other deposit account related fees decreased $7,000 and other loan related fees decreased $17,000. Gain on sale of loans increased to $139,000 from $59,000 for the same quarter a year ago as mortgage banking activities increased compared to the same quarter in 2006 due to continued emphasis on originating loans to be sold in the secondary market. Net gain on sale of fixed assets increased $71,000 primarily as a result of the Bank closing and disposing of a branch office that was considered underperforming and redundant given the other bank offices in the area. Other income increased by $54,000 primarily as a result of an increase in income from the sale of foreclosed properties of $36,000.
Noninterest income increased $711,000, or 30.9%, to $3.0 million for the nine months ended September 30, 2007 as compared to $2.3 million for the nine months ended September 30, 2006. Fees and service charges increased to $1.9 million, from $1.6 million for the same period a year ago primarily due to a $167,000 increase in NSF fees. Fees related to the brokering of residential mortgage loans increased $115,000 while other deposit account related fees increased $3,000 and other loan related fees decreased $33,000. Gain on sale of loans increased $251,000 from the same nine months a year ago as mortgage banking activities have been an emphasis in 2007. Other income increased $133,000 for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to an increase in income from the sale of foreclosed assets of $141,000.
Non-interest Expense
Noninterest expense decreased $172,000 or 7.1%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Salaries and employee benefits decreased $150,000 due to decreases in nearly all categories of wage and benefits, a continued result of staff reductions and benefit modifications accomplished during the fourth quarter of 2006. Professional service expense increased $90,000 due mainly to the Company’s efforts to go private which was rejected by shareholders at the October 9, 2007 Special Meeting. Other general and administrative expense decreased $90,000 primarily due to a decrease in marketing and advertising expenses of $62,000, a $12,000 decrease in supplies and forms, and a $23,000 decrease in bad check write offs. The change in bad check write offs was due to a recovery of $14,000 during the three months ended September 30, 2007.
Noninterest expense decreased $794,000, or 10.7%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Salaries and employee benefits decreased $497,000 for the reasons mentioned above. The Bank has 80 full-time equivalent employees as of September 30, 2007 compared to 90 full-time equivalent employees as of September 30, 2006. ATM/Debit card processing decreased $39,000 due to renegotiation of the fees paid to the third party service provider. Foreclosed property expense decreased $113,000 for the nine months ended September 30, 2007 compared to the same period in 2006 due mainly to a $72,000 impairment writedown taken in 2006 that did not repeat in 2007. Professional service expense increased $83,000 due to the reason mentioned above. Other general and administrative expense decreased $173,000 primarily due to a $134,000 reduction in advertising and promotion expense due to a reduced marketing effort in 2007. FDIC insurance decreased $26,000 but is expected to increase in 2008. Expense control and revenue enhancement continue to be priorities for management and efforts continue on improving efficiency.

Federal Income Tax Expense
The Company’s provision for federal income taxes increased $24,000 for the three months ended September 30, 2007 compared to the same period in 2006. The effective tax rate for the three months ended September 30, 2007 was 25.0% of income before tax as compared to 28.6% for the same period in 2006.
The Company’s provision for federal income taxes increased $139,000 for the nine months ended September 30, 2007 compared to the same period in 2006 as our net income before taxes increased $590,000. The effective tax rate for the nine months ended September 30, 2007 was 25.0% of income before tax as compared to 25.7% for the same period in 2006. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $62.6 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At September 30, 2007 and based on current collateral levels, the Bank could borrow an additional $13.0 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents decreased by $525,000 million during the nine months ended September 30, 2007 compared to a $194,000 million decrease for the same period in 2006. The primary sources of cash for the nine months ended September 30, 2007 were $6 million net proceeds from FHLB advances, $2.6 million from operations and $1.2 million net from securities repayments and maturities. The primary use of cash for the nine months ended September 30, 2007 was an $11.1 million decrease in deposits. Management expects cash flows for the remainder of 2007 to follow a similar pattern to what has occurred in the first nine months, with the exception of an outflow of cash to repurchase shares of the Company’s stock in open market transactions.

CONTRACTUAL OBLIGATIONS
The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2007, the aggregate contractual obligations and commitments are:

Contractual Obligations	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$97,327	$60,611	$28,455	$8,261	$—
FHLB advances	60,476	14,146	21,813	19,342	5,175

Total	$157,803	$74,757	$50,268	$27,603	$5,175

Other Commitments	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$4,759	$4,759	$—	$—	$—
Unfunded commitments under HELOCs	16,180	1,144	3,976	4,388	6,672
Unfunded commitments under Commercial LOCs	4,165	1,894	937	888	446
Letters of credit	9	9	—	—	—

Total	$21,150	$5,912	$4,053	$4,513	$6,672

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of September 30, 2007, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of September 30, 2007 were as follows: Tier 1 leverage ratio 10.94%, Tier 1 risk-based capital ratio 14.26%; and total risk-based capital, 15.16%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s NPV to changes in interest rates, the NPV model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management considers the IRR of the Corporation to be moderate as of September 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
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

MONARCH COMMUNITY BANCORP, INC.

Date: November 14, 2007	By:	/s/ Donald L. Denney

Donald L. Denney President and Chief Executive Officer

Date: November 14, 2007	And:	/s/ William C. Kurtz

William C. Kurtz Senior Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.