Form 10-K
period 2007-12-31
MONARCH COMMUNITY BANCORP INC
filed 2008-03-28
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average of bid and ask price market price of such stock as of June 30, 2007 was approximately $28.1 million as reported on the NASDAQ Capital Market. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)
As of February 29, 2008, the registrant had 2,277,155 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE PART III of Form 10-K — Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in April 2008.

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
On April 15, 2004, the Company completed its acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. On June 7, 2004, Marshall Savings Bank was merged with and into Monarch Community Bank. The Company issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The cash paid in the transaction came from the Company’s existing liquidity. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.6 million and is not amortized but evaluated for impairment at least annually. A core deposit intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years.
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
Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four family residences, loans secured by commercial and multi-family real estate, commercial business loans and construction loans secured primarily by residential real estate. We also originate home equity loans and a variety of consumer loans. Our originations of consumer loans has steadily declined over the last five years.
Our revenues are derived principally from interest on loans, investment securities and overnight deposits, as well as from sales of loans and fees and charges on deposit accounts.
We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, interest bearing and non-interest bearing checking accounts and certificates of deposit with varied terms ranging from six months to 60 months. We solicit deposits in our market area and utilize brokered deposits.
At December 31, 2007, we had assets of $279.2 million, including net loans of $224.8, deposits of $177.9 million and stockholders’ equity of $39.1 million.

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
Employees
The Bank employs 80 full-time and 5 part-time employees as of December 31, 2007. The holding company does not have any employees.
Market Area
Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2007, we had an 18.6% market share of FDIC-insured deposits in Branch County, a 5.7% market share of FDIC-insured deposits in Calhoun County and a 3.0% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and sixth, respectively, in those counties among all insured depository institutions.
The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.
Lending Activities
General. At December 31, 2007, our net loan portfolio totaled $224.8 million, which constituted 80.5% of our total assets.
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

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio as of the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$126,780	$140,374	$139,636	$141,251	$93,056
Multi-family	5,594	7,511	3,534	4,042	485
Commercial	56,714	41,079	34,721	42,746	22,728
Construction or development	6,409	9,529	5,415	8,853	9,451

Total real estate loans	195,497	198,493	183,306	196,892	125,720

Other Loans:
Consumer loans:
Home equity	20,430	19,077	16,170	14,234	9,613
Other	7,014	9,087	10,822	10,151	6,271

Total consumer loans	27,444	28,164	26,992	24,385	15,884

Commercial Business Loans	4,228	6,205	6,364	5,330	2,695

Total other loans	31,672	34,369	33,356	29,715	18,579

Total loans	227,169	232,862	216,662	226,607	144,299

Less:
Allowance for loan losses	1,824	2,024	2,925	6,420	2,618
Net deferred loan fees	548	591	640	808	454
Loans in process	—	—	—	6	2

Total loans, net	$224,797	$230,247	$213,097	$219,373	$141,225

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$83,386	36.7%	$87,568	37.6%	$79,858	36.9%
Multi-family	5,397	2.4%	5,578	2.4%	1,906	0.9%
Commercial	36,723	16.2%	21,081	9.1%	11,946	5.5%
Construction or development	5,537	2.4%	4,908	2.1%	3,579	1.7%

Total real estate loans	131,043	57.7%	119,135	51.2%	97,289	45.0%

Consumer	21,354	9.4%	20,687	8.9%	16,940	7.7%
Commercial Business	2,932	1.3%	4,544	1.9%	4,357	2.0%

Total fixed-rate loans	155,329	68.4%	144,366	62.0%	118,586	54.7%

Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$43,394	18.3%	$52,805	22.7%	$58,615	27.1%
Multi-family	197	0.1%	1,932	0.8%	1,628	0.7%
Commercial	19,991	8.8%	19,999	8.6%	21,216	9.8%
Construction or development	872	0.3%	4,622	2.0%	1,836	0.8%

Total real estate loans	64,454	27.5%	79,358	34.1%	83,295	38.4%

Consumer	6,090	2.7%	7,477	3.2%	10,052	4.6%
Commercial Business	1,296	0.6%	1,661	0.7%	4,729	2.3%

Total adjustable-rate loans	71,840	31.6%	88,496	38.0%	98,076	45.3%

Total loans	227,169	100.0%	232,862	100.0%	216,662	100.0%

Less:
Allowance for loan losses	1,824		2,024		2,925
Net deferred loan fees	548		591		640
Loans in process	—		—		—

Total Loans, net	$224,797		$230,247		$213,097

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2007. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction or
	One-to-Four Family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Due to Mature:

One year or less (1)	5,793	6.79%	2,396	7.37%	5,465	6.96%	1,644	7.90%	741	7.71%	16,039	7.09%

After one year through five years	22,702	6.93%	37,547	7.10%	49	7.40%	15,270	8.08%	892	8.80%	76,460	7.27%
After five years	98,285	6.94%	22,365	7.41%	895	7.31%	10,530	7.38%	2,595	7.79%	134,670	7.07%

(1)	Includes demand loans.
The total amount of loans due after December 31, 2008 which have predetermined interest rates is $141.9 million while the total amount of loans due after such date which have floating or adjustable rates is $69.3 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2007, one-to-four family residential mortgage loans totaled $126.8 million, or 55.8% of our gross loan portfolio.
We have originated sub-prime residential mortgage loans since 1985. However in more recent years we have moved away from this type of lending due to the higher risk associated with it. Our definition of sub-prime lending is substantially similar to regulatory guidelines. We review a borrower’s credit score, debt-to-income ratio and the loan-to-value ratio of the collateral in determining whether a loan is sub-prime. We utilize a loan risk grading system for all one-to-four family residential loans. The risk grading system provides that all loans with a credit score of less than 660 shall be considered for potential sub-prime classification. For a loan with a credit score between 600 and 660, loan-to-value ratio, debt-to-income ratio and the borrower’s history with the Bank will determine whether or not the loan is classified as sub-prime.
At December 31, 2007, $14.6 million, or 11.6% of our residential mortgage loans were classified as sub-prime loans as compared to $15.6 million, or 11.1% at December 31, 2006. The decrease was primarily due to management’s efforts to reduce these types of loans in our portfolio. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2007, $284,000, or 23.7%, of our total net charge-offs of $1.2 million were due to sub-prime loans as compared to $183,000, or 20.3% of our total net charge-offs of $901,000 for 2006. See “Asset Quality.”
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
Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During the years ended December 31, 2007 and December 31, 2006, we originated $1.8 million and $6.8 million of one-to-four family ARM loans, respectively, and $40.0 million and $46.8 million of one-to-four family fixed-rate mortgage loans, respectively.
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
In order to remain competitive in our market area, we may originate ARM loans at initial rates below the fully indexed rate, although that has not been a strategy in recent years.
ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. In past periods of rising interest rates, we have not experienced difficulty with the payment history for these loans. See “- Asset Quality — Non-performing Assets and Classified Assets.”
Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential rental properties, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2007, multi-family and commercial real estate loans totaled $62.3 million or 27.4% of our gross loan portfolio.
Our loans secured by multi-family and commercial real estate are originated with either a fixed or variable interest rate. The interest rate on variable-rate loans is based on the Wall Street Journal prime rate plus or minus a margin, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans which are typically balloon loans, in general require monthly payments, may not be fully amortizing and have maximum maturities of 25 years.
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
Construction and Land Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2007, we had $6.4 million in construction and land development loans outstanding, representing 2.8% of our gross loan portfolio.

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
Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2007, our consumer loan portfolio totaled $27.4 million, or 12.1% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, manufactured housing loans and loans secured by savings deposits, however the majority of new originations are home equity loans and lines of credit. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.
Our home equity lines of credit totaled $20.4 million, and comprised 9.0% of our gross loan portfolio at December 31, 2007. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity lines of credit ranges from 3 to 5 years for fixed rate loans and 1 to 15 for variable rate loans. No principal payments are required on home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
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
Commercial Business Lending. At December 31, 2007, commercial business loans comprised $4.2 million, or 1.8% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.
The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Operating lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2007, there was a $16,000 financial standby letter of credit outstanding.
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
During the last several years up to 2007, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. Adjustable-rate loan originations as a percentage of total originations were 14.8% and 16.7% in 2007 and 2006 respectively. We sell a significant portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.
In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	$44,652	$53,645
Multi-family	608	4,112
Commercial	26,840	9,174
Construction or development	11,617	16,312

Total real estate loans	83,717	83,243

Consumer Loans:
Home Equity	7,407	12,603
Other	831	2,481
Commercial business	2,168	6,169

Total loans originated	94,123	104,496

Sales and Repayments:

One-to-four family loans sold	28,739	16,191
Commercial real estate loans sold	1,200	899
Principal repayments	69,906	68,310

Total reductions	99,845	85,400

Increase (decrease) in other items, net	243	1,946

Net increase (decrease)	$(5,965)	$17,150

Asset Quality
When a borrower fails to make a payment on a residential mortgage loan on or before the due date, a late notice is mailed 10 to 15 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. Additionally, each week the collections department gives each loan officer a list of his or her loans that are 30 days past due. The loan officer attempts to contact the borrower to determine the reason for the delinquency and to urge the borrower to bring the loan current. Once the loan becomes 45 days delinquent, a letter is sent to the borrower requesting the borrower to bring the loan current, or, if that is not possible, to fill out and return a financial information update form. If the form is returned, the senior collector determines if the borrower exhibits an ability to repay, and, if so, brings the file to the Delinquency Committee for a decision whether to forbear collection action to allow the borrower to demonstrate the ability to make timely payments and/or establish an acceptable repayment plan to bring the loan current. If the borrower makes timely payments for a period of at least six months but does not appear to have the ability to bring the loan current, the file is given to a loan officer to obtain a new loan application from the borrower for the purpose of rewriting the loan in accordance with established loan policy. If the financial information update is not returned, or if the senior collector determines that the borrower no longer has the ability to repay the loan, or the Delinquency Committee declines to forbear collection activity, then when the loan becomes 60 days delinquent, the file is reviewed by the Delinquency Committee and the foreclosure process is begun by the sending of a notice of intent to foreclose. If during a period of forbearance the borrower fails to make timely payments, the Delinquency Committee reviews the loan and the foreclosure process commences unless extenuating circumstances exist. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. All loans over 60 days delinquent are handled by the senior collections officer until the delinquency is resolved or foreclosure occurs.

For consumer loans a similar collection process is followed. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure due to the nature of the collateral. Commercial loan collections are handled by our Delinquency Committee in conjunction with our Collection Department and the appropriate loan officer. The nature of these loans dictates that collection procedures are adjusted to suit each situation.
Delinquent Loans. The following tables set forth our loan delinquencies (60 days past due and over) by type, number, amount and percentage of type at the dates indicated:

	December 31, 2007
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	31	$1,457	1.15%	12	$607	0.48%	43	$2,064	1.63%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	1	40	0.07%	1	87	0.15%	2	127	0.22%
Construction or development	—	—	0.00%	1	153	2.39%	1	153	2.39%

Total real estate loans	32	$1,497	0.77%	14	$847	0.43%	46	$2,344	1.20%

Consumer	7	87	0.32%	—	—	0.00%	7	87	0.32%
Commercial Business	—	—	0.00%	1	18	0.43%	1	18	0.43%

Total	39	$1,584	0.70%	15	$865	0.38%	54	$2,449	1.08%

	December 31, 2006
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	27	$1,740	1.24%	2	$143	0.10%	29	$1,883	1.34%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	3	658	1.60%	—	—	0.00%	3	658	1.60%
Construction or development	1	32	0.34%	—	—	0.00%	1	32	0.34%

Total real estate loans	31	$2,430	1.22%	2	$143	0.07%	33	$2,573	1.29%

Consumer	13	151	0.54%	2	15	0.05%	15	166	0.59%
Commercial Business	1	5	0.08%	—	—	0.00%	1	5	0.08%

Total	45	$2,586	1.11%	4	$158	0.07%	49	$2,744	1.18%

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

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	607	$408	$406	$1,866	$908
Multi-family	—	—	—	—	318
Commercial real estate	—		397	1,708	1,558
Construction or development	153	—	—	220	645
Consumer	—	60	8	93	101
Commercial business	—	—	—	344	89

Total	760	468	811	4,231	3,619

Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	87	—	—	—	—
Construction or development	—	—	—	—	—
Consumer	—	—	—	—	127
Commercial business	18	—	—	—	—

Total	105	—	—	—	127

Foreclosed assets:
One-to-four family (1)	1,453	1,580	2,239	1,560	2,177
Multi-family	—	—	—	—	—
Commercial real estate	62	—	480	400	—
Construction or development	—	—	—	—	—
Consumer	—	100	22	9	47
Commercial business	—	—	70	—	—

Total	1,515	1,680	2,811	1,969	2,224

Total non-performing assets	$2,380	$2,148	$3,622	$6,200	$5,970

Total as a percentage of total assets	0.85%	0.74%	1.31%	2.23%	2.94%

(1)	Includes $630,000, $895,000, $1.3 million, $726,000 and $1.1 million in real estate in judgment and subject to redemption at December 31, 2007, 2006, 2005, 2004 and 2003 respectively.
For the years ended December 31, 2007, 2006 and 2005, respectively, there was $89,000, $60,000, and $200,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.
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
In accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2007, we had classified $2.8 million of our assets as substandard, none as doubtful and none as loss. The total amount classified as substandard represented 7.3% of the Bank’s equity capital and 1.0% of the Bank’s assets at December 31, 2007. The allowance for loan losses at December 31, 2007 includes $368,000 related to substandard loans. At December 31, 2007, $2.4 million and $0 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality — Delinquent Loans.”
Provision for Loan Losses. We recorded a provision for loan losses totaling $971,000 million for the year ended December 31, 2007 compared to $0 recorded for the year ended December 31, 2006. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2007 and 2006 — Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.
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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2007	2006	2005	2004	2003
Balance at beginning of year	$2,024	$2,925	$6,420	$2,618	$1,735

Charge-offs:
One-to-four family	774	223	754	375	436
Multi-family	28	—	—	—	—
Commercial real estate	197	15	1,904	1,306	—
Construction or development	—	340	6	—	15
Consumer	386	494	393	181	122
Commercial business	17	113	386	—	—

Total	1,402	1,185	3,443	1,862	573

Recoveries:
One-to-four family	16	4	78	105	157
Multi-family	—	—	—	—	—
Commercial real estate	—	—	1	28	—
Construction or development	—	—	—	—	—
Consumer	175	275	230	143	32
Commercial business	40	5	24	—	—

Total	231	284	333	276	189

Net charge-offs:	1,171	901	3,110	1,586	384
Allowance acquired in acquisition	—	—	—	513	—
Additions charged to operations	971	—	—	4,875	1,267
Provision recovered from operations	—	—	(385)	—	—

Balance at end of year	$1,824	$2,024	$2,925	$6,420	$2,618

Ratio of net charge-offs during the year to average loans outstanding during the year	0.51%	0.39%	1.42%	0.82%	0.26%

Allowance as a percentage of non-performing loans	210.87%	432.48%	360.67%	151.74%	69.89%

Allowance as a percentage of total loans (end of year)	0.81%	0.93%	1.37%	2.84%	1.81%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2007		2006		2005
	Amount of	Percentage	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
One-to-four family	$979	53.7%	$783	60.3%	$1,378	64.4%
Multi-family and non-residential real estate	351	19.2%	809	20.8%	1,091	17.7%
Construction or development	154	8.4%	7	4.1%	17	2.5%
Consumer	287	15.7%	302	12.1%	284	12.5%
Commercial business	53	2.9%	123	2.7%	155	2.9%

Total	$1,824	100.0%	$2,024	100.0%	$2,925	100.0%

	2004		2003
	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance
One-to-four family	$1,516	62.3%	$624	64.5%
Multi-family and non-residential real estate	4,513	20.7%	1,239	16.1%
Construction or development	27	3.9%	507	6.5%
Consumer	296	10.7%	173	11.0%
Commercial business	68	2.4%	75	1.9%

	$6,420	100.0%	$2,618	100.0%

Investment Activities
Commercial banks have the authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, including callable securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, state chartered commercial banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a state chartered commercial banks is otherwise authorized to make directly.
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

Our investment portfolio consists of U.S. government agency securities, municipal bonds and overnight deposits. This provides us with flexibility and liquidity. We also have a limited amount of mortgage-backed securities. See Note 3 of the Notes to Consolidated Financial Statements.
The following table sets forth the composition of our securities portfolio at the dates indicated (dollars in thousands):

	December 31, 2007			December 31, 2006
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
Available-for-sale securities:
U.S. government agency obligations	$7,692	$7,730	68.3%	$10,730	$10,626	76.3%
Mortgage-backed securities	932	918	8.1%	1,108	1,082	7.8%
Obligations of states and political subdivisions	2,381	2,436	21.5%	1,964	1,998	14.3%

Total available-for-sale securities	$11,005	$11,084	97.9%	$13,802	$13,706	98.4%

Held-to-maturity securities:
Municipal security	$238	$234	2.1%	$228	$228	1.6%

Total investment securities	$11,243	$11,318	100.0%	$14,030	$13,934	100.0%

	December 31, 2005
			Percent of
		Fair	Total
	Amortized	Market	Fair Market
	Cost	Value	Value
Available-for-sale securities:
U.S. government agency obligations	$11,961	$11,773	80.8%
Mortgage-backed securities	1,317	1,278	8.8%
Obligations of states and political subdivisions	1,293	1,286	8.8%

Total available-for-sale securities	$14,571	$14,337	98.4%
Held-to-maturity securities:
Municipal security	247	236	1.6%

Total investment securities	$14,818	$14,573	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2007 are indicated in the following table:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Wgt		Wgt		Wgt		Wgt		Wgt
	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available-for-sale securities:
U.S. government agency obligations	$2,000	4.03%	$5,242	4.94%	$450	5.35%	$—	0.00%	$7,692	4.73%
Mortgage-backed securities	338	3.22%	594	4.30%	—	0.00%	—	0.00%	932	3.91%
Obligations of states and political subdivisions	—		397	3.94%	1,983	3.99%	—	0.00%	2,380	3.98%

Total available-for-sale securities	2,338	3.91%	6,233	4.82%	2,433	4.24%	—	0.00%	11,004	4.50%

Held-to-maturity securities:
Municipal security	—	0.00%	30	4.45%	208	4.30%	—	0.00%	238	4.32%

Total investment securities	$2,338	3.48%	$6,263	4.57%	$2,641	5.78%	$—	0.00%	$11,242	4.63%

Sources of Funds
General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted and continue to utilize brokered deposits. At December 31, 2007, we had $34.2 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.
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

The following table sets forth our deposit flows during the periods indicated:

	Year Ended
	December 31,
	2007	2006
	(Dollars in Thousands)
Opening balance	$192,572	$174,715
Net deposits (withdrawals)	(20,743)	12,355
Interest credited	6,107	5,502

Ending balance	$177,936	$192,572

Net increase	$(14,636)	$17,857

Percent increase (decrease)	-7.60%	10.22%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated:

	Year Ended December 31,
	2007		2006
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest bearing accounts	$13,609	7.6%	$15,733	8.2%
Savings accounts	19,426	10.9%	22,822	11.8%
Checking & NOW accounts	17,927	10.1%	18,583	9.6%
Money market accounts	26,014	14.6%	22,630	11.8%

Total transaction and savings	$76,976	43.3%	$79,768	41.4%

Certificates:
0.00-1.99%	—	0.0%	12	0.0%
2.00-3.99%	5,712	3.2%	11,535	6.0%
4.00-5.99%	95,248	53.5%	101,257	52.6%

Total certificates	100,960	56.7%	112,804	58.6%

Total deposits	$177,936	100.0%	$192,572	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2007:

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or less	Months	Months	Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$11,703	$9,237	$16,772	$17,225	$54,937

Certificates of deposit of $100,000 or more	9,963	6,151	10,178	19,731	46,023

Total certificates of deposit	$21,666	$15,388	$26,950	$36,956	$100,960

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2007:

						Percent
	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2008	$—	$2,377	$19,289	$—	$21,666	21.5%
June 30, 2008	—	1,316	14,071	—	15,387	15.2%
September 30, 2008	—	410	16,320	—	16,730	16.6%
December 31, 2008	—	375	9,843	—	10,218	10.1%
March 31, 2009	—	485	1,162	—	1,647	1.6%
June 30, 2009	—	298	6,356	—	6,654	6.6%
September 30, 2009	—	230	4,262	—	4,492	4.4%
December 31, 2009	—	221	6,929	—	7,150	7.1%
March 31, 2010	—	—	1,066	—	1,066	1.1%
June 30, 2010	—	—	2,047	—	2,047	2.0%
September 30, 2010	—	—	4,331	—	4,331	4.3%
December 31, 2010	—	—	972	—	972	1.0%
Thereafter	—	—	8,600	—	8,600	8.5%

Total	$—	$5,712	$95,248	$—	$100,960	100.0%

Percent of total	0.00%	5.66%	94.34%	0.00%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis.
We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2007, we had $59.3 million in Federal Home Loan Bank advances outstanding. See Note 9 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated:

	Year Ended
	December 31,
	2007	2006
	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$62,476	$64,592

Average Balance:
FHLB advances	$57,859	$58,107

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2007	2006
	(Dollars in Thousands)
FHLB advances	$59,330	$54,476

Weighted average interest rate of FHLB advances FHLB advances	5.10%	5.47%

Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition comes from a wide array of sources including but not limited to mortgage brokers, savings institutions, other commercial banks, and credit unions including non-local Internet based and telephone-based competition.
Employees
At December 31, 2007, we had a total of 80 employees, including 5 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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
Corporate Dividends-Received Deduction. Monarch Community Bancorp may eliminate from its income dividends received from the Bank if it elects to file a consolidated return with the Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf. Monarch Community Bancorp has elected to file a consolidated return with the Bank.
State Taxation
Monarch Community Bancorp and Monarch Community Bank were subject to the Michigan Single Business Tax (SBT) until December 31, 2007 when it was repealed. The Michigan Business Tax (MBT) replaces the SBT and is effective as of January 1, 2008. The MBT is a consolidated tax based on equity of the corporation. Monarch Community Bank does not anticipate a material impact from the change to the MBT. The tax returns of the Bank for the past four years are open to audit by the Michigan taxation authorities. No returns are being audited by the Michigan taxation authority at the current time. Other applicable state taxes include generally applicable sales, use, real property taxes, and personal property taxes.

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
The Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.
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
Federal law also prohibits the acquisition of control of a bank holding company, such as the Company, by a person or a group of persons acting in concert, without prior notice to the Federal Reserve. Control is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank holding company.
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
The Bank
General. The Bank is a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIS, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIS and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIS and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.
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
Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one borrower is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus. At December 31, 2007, the Bank’s legal lending limit for loans to one borrower was $4.7 million; the Bank’s legal lending limit with approval of two-thirds of the Board of Directors was $7.9 million.
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
Assessments and Fees. The Bank pays a supervisory fee to the OFIS of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. The fee incurred in 2007 was $26,000. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIS imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

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
Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that create a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution will be assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 will be placed in Risk Category I while other institutions will be placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The current assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I will pay premiums of between .05% and .07% of deposits and the lowest rated institutions, those in Risk Category IV will pay premiums of .43% of deposits. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 which will have their assessment base determined using average daily balances of insured deposits.
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
Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain non-interest earning reserves against a stated percentage of their transaction accounts, as follows:
•	for transaction accounts totaling $9.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $9.3 million up to and including $43.9 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $43.9 million, a reserve requirement of $1.038 million plus 10% against that portion of the total transaction accounts greater than $43.9 million.
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
We are dependent on the strength of our local economy for our growth and profitability
The success of our business depends on our ability to generate profits and grow our franchise. Our three county market area has a population base of approximately 231,000, and an economy based primarily on manufacturing and agriculture. Our local economy has not grown, and is not projected to grow as rapidly as the national economy. Job losses and unemployment rates in all three counties exceed the state and national averages.
Our loan portfolio possesses increased risk due to our subprime residential lending
Up until a few years ago, a significant portion of our one-to-four family residential loan originations were considered subprime. At December 31, 2007, $14.6 million of our residential mortgage loans were subprime loans. Historically, our foreclosure rates on our residential loan portfolio are higher than peer and we believe this is, to a significant extent, the result of our subprime residential lending and the economy in our market area. Future foreclosures will negatively impact profits because of higher loan loss provisions and expenses related to foreclosed properties.

ITEM 1A. Risk Factors, continued
If we lose our executive officers, it could adversely affect our operations
The successful operation of Monarch Community Bancorp and Monarch Community Bank is greatly dependent on the continued availability of capable executive officers. At present, the only executive officers of both Monarch Community Bancorp and Monarch Community Bank are Donald L. Denney, President and Chief Executive Officer, William C. Kurtz, Executive Vice President and Chief Operations Officer, Andrew Van Doren, Vice President, Secretary and Corporate Counsel, Rebecca S. Crabill, Vice President, Chief Financial Officer and Treasurer. We have entered into an employment agreement with Mr. Denney but not with the other executive officers. We do not have key man insurance on any of our executive officers.
The amount of common stock controlled by insiders, our articles of incorporation and bylaws and state and federal statutory and regulatory provisions could discourage hostile acquisitions of control
Purchases of common stock by directors and officers are for investment purposes and not necessarily for resale. Inside ownership of Monarch Community Bancorp (totaling 273,374 shares as of December 31, 2007) is significant and this inside ownership and provisions in our articles of incorporation and bylaws may have the effect of discouraging attempts to acquire Monarch Community Bancorp, a proxy contest for control of Monarch Community Bancorp, the assumption of control of Monarch Community Bancorp by a holder of a large block of common stock and the removal of Monarch Community Bancorp’s management, all of which certain shareholders might think are in their best interests. These provisions include among other things:
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
Historically, there have been times when trading volume has been low. During those times the Company’s stock price has encountered some decline. Average daily trading volume for the years ending December 31, 2007 and 2006 were 8,004 and 4,266 shares respectively. The high and low levels of our stock price for each quarter of the last two fiscal years are disclosed in this document. A more detailed history of the Company’s stock price can be found under our stock symbol (MCBF).

ITEM 1B. Unresolved Staff Comments – None
ITEM 2.  Properties
At December 31, 2007, we had six full service offices. At December 31, 2007, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $4.6 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
The following table provides information regarding our office and other facilities:

Owned/
Location	County	Leased
Main Office
375 North Willowbrook Road	Branch	Owned
Coldwater, Michigan 49036

Branch Offices
87 Marshall Street	Branch	Owned
Coldwater, Michigan 49036

365 N. Broadway	Branch	Owned
Union City, Michigan 49094

1 West Carleton Road	Hillsdale	Owned
Hillsdale, Michigan 49242

15975 West Michigan Avenue	Calhoun	Owned
Marshall, Michigan 49068

107 North Park	Calhoun	Owned
Marshall, Michigan 49068

Other Facilities
34 Grand Street (Garage)	Branch	Owned
Coldwater, Michigan 49036

24 Grand Street (Drive through)	Branch	Owned
Coldwater, Michigan 49036
We utilize a third party service provider to maintain our data base of depositor and borrower customer information.
ITEM 3.  Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of any current litigation.
ITEM 4.  Submission of Matters to a Vote of Security Holders
At the special meeting of stockholders held on October 9, 2007 the proposed going private transaction failed to receive the requisite affirmative vote of its stockholders. Based on the 2,531,373 shares outstanding and entitled to vote on the record date, the affirmative vote of stockholders representing 1,265,687 shares was necessary to approve the proposed transaction. The proposal received the affirmative vote of stockholders representing 1,194,777 of Monarch’s shares.
For:   1,194,777                Against:   210,626                Abstain/Broker Non Votes:   5,264

PART II
ITEM 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market. For the years ended December 31, 2007 and 2006, the Company paid dividends of $0.29 and $0.24 per share, respectively.

Year	Quarter ending	High	Low
2006	March 31	$12.80	$11.02
	June 30	$13.00	$11.07
	September 30	$12.63	$10.90
	December 31	$11.25	$10.03
2007	March 31	$12.50	$10.05
	June 30	$12.16	$11.23
	September 30	$12.86	$11.70
	December 31	$12.50	$11.10
As of February 29, 2008, there were 2,277,155 shares of the Company’s common stock issued and outstanding and approximately 701 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.
The following graph compares the cumulative total stockholder return on the Company’s common stock (MCBF), with cumulative return for the Russell 3000 Index and the SNL Financial LC, $250-$500 million bank and thrift indexes over the same period, assuming the investment of $100 on January 1, 2003, and reinvestment of all dividends.

ITEM 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number (or
			(or Unit) Purchased as	Approximate Dollar Value) of
	Total Number of		Part of Publicly	Shares (or Units) that may yet
	Shares (or Units)	Average Price paid	Anounced Plans or	Be Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Program
10/01/07-10/31/07	19,800	$11.80	19,800	233,200

11/01/07-11/30/07	123,870	$11.76	123,870	109,330
12/01/07-12/31/07	64,900	$11.80	64,900	44,030

Total	208,570	$11.78	208,570	44,030

Our board of directors approved the repurchase by us of up to an aggregate of 253,000 shares of our common stock pursuant to the Program. The expiration date of this Program is October 22, 2008. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

	December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Selected Operations Data:

Total interest income	$17,545	$17,287	$15,231	$13,818	$12,053
Total interest expense	9,222	8,607	6,567	6,173	6,060

Net interest income	8,323	8,680	8,664	7,645	5,993
Provision for loan losses	971	—	(385)	4,875	1,266

Net interest income after provision for loan losses	7,352	8,680	9,049	2,770	4,727
Fees and service charges	2,921	2,642	2,496	2,333	1,167
Gains on sales of loans, mortgage-backed securities and investment securities	651	342	562	805	1,672
Other non-interest income	374	138	341	287	86

Total non-interest income	3,946	3,122	3,399	3,425	2,925
Total non-interest expense	8,992	9,710	10,503	9,978	6,737

Income before taxes	2,306	2,092	1,945	(3,783)	915
Income tax provision	561	544	505	(1,272)	251

Net income (loss)	$1,745	$1,548	$1,440	$(2,511)	$664

ITEM 6.  Selected Financial Data, continued

	December 31,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.61%	0.54%	0.52%	-0.97%	0.32%
Return on Equity (ratio of net income to average equity)	4.30%	3.85%	3.59%	-6.53%	1.80%
Interest rate spread information:
Average during period	3.05%	3.26%	3.41%	3.15%	2.69%
Net interest margin	3.27%	3.42%	3.56%	3.33%	3.11%
Ratio of operating expense to average total assets	3.17%	3.41%	3.80%	3.85%	3.22%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.06	1.05	1.05	1.07	1.13
Efficiency ratio	72.62%	80.44%	85.39%	88.18%	74.14%

Asset Quality Ratios:
Non-performing assets to total assets at end of period (1)	0.81%	0.74%	1.31%	2.23%	2.94%
Non-performing loans to total loans (1)	0.33%	0.20%	0.37%	1.87%	2.60%
Allowance for loan losses to non-performing loans (1)	240.00%	432.48%	360.67%	151.74%	69.89%
Allowance for loan losses to loans receivable, net	0.81%	0.88%	1.37%	2.84%	1.81%

Capital ratios:
Equity to total assets at end of period	14.00%	13.79%	14.64%	14.31%	18.43%

Other data:
Number of full-service offices	6	6	6	7	5

(1)	Does not include $105,000 in loans that were past due, greater than 90 days and still accruing at December 31, 2007. The loans were paid off January 4, 2008.

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
Critical Accounting Policies
Other than described in Note 1 to the Consolidated Financial Statements, management does not believe the use of estimates and management judgment is likely to present a material risk to the financial statements. In cases where estimates or management judgment are required, internal controls and processes are established to provide assurance that such estimates and management judgments are materially correct to the best of management’s knowledge.
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
Our focus in 2008 is to lower our cost of funds through core deposit growth by maintaining a high level of customer service and continued development of our sales culture with secondary emphasis on growth in commercial lending and non-interest income, and continued improvement of credit quality. We are dedicating resources to these initiatives that management believes will lead to a higher level of profitability, shareholder value and overall success. Management believes focusing on these areas in 2008 will serve the Company well into the future.
Changes in Financial Condition from December 31, 2006 to December 31, 2007
General. Monarch’s total assets decreased $10.8 million, or 3.7%, to $279.2 million at December 31, 2007 compared to $290.0 million at December 31, 2006. The most significant decrease was in loans which decreased $5.5 million.
Loans. Monarch’s net loan portfolio decreased $5.5 million, or 2.4%, from $230.2 million at December 31, 2006 to $224.8 million at December 31, 2007. Gross loans decreased $5.7 million, or 2.4%, from $232.9 million at December 31, 2006 to $227.2 million at December 31, 2007. The reduction in the loan portfolio was the result of management’s strategy to sell or broker a significant portion of new originations of one-to-four family loans in 2007 (see “Noninterest Income” below). One-to-four family loans decreased $13.6 million as a result of this strategy. The sale of $1.5 million of troubled loans during 2007 also contributed to the reduction in net loans. The Bank experienced decreases in the level of multifamily real estate, construction and commercial business loans because of reduced originations of these types of loans due mainly to economic conditions in our markets. Commercial real estate loans increased $15.6 million as Management continued to emphasize growth in this part of the loan portfolio. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and commercial business loans.
Securities. The Bank’s security portfolio decreased $2.6 million, or 18.7%, to $11.3 million at December 31, 2007 from $13.9 million at December 31, 2006. Securities were 4.0% of total assets at December 31, 2007 as compared to 4.8% at December 31, 2006. Due to the Bank’s dependence on borrowed funds and brokered CDs, Management did not consider growth in the investment portfolio to be prudent in 2007. Management purchases securities to maintain sufficient liquidity and to provide yield to offset declines in the loan portfolio when they occur.
Liabilities. Monarch’s deposits decreased $14.7 million, or 7.6%, to $177.9 million at December 31, 2007 compared to $192.6 million at December 31, 2006. This decrease was primarily in certificates of deposit (CDs) which decreased $11.8 million. Brokered CDs decreased from $41.3 million at December 31, 2006 to $34.1 million at December 31, 2007. The Bank has attempted to reduce its reliance on brokered and large, out of area CDs, although the success of this strategy is dependent on growing core deposits. Savings account balances decreased $3.4 million as we experience movement out of these types of accounts into higher yielding deposit account types which was reflected in our money market accounts increasing $3.4 million. Non-interest bearing deposit accounts decreased $2.1 million. This decrease is seen as a normal balance fluctuation. The Bank expects its non-interest bearing deposits to increase in the future as a result of strategies to attract more small business depositors.
Federal Home Loan Bank advances increased $4.8 million, or 8.9%, to $59.3 million at December 31, 2007 from $54.5 million at December 31, 2006. We replaced maturing advances and increased our outstanding advances because the interest rates available on these borrowings were lower than the market interest rates for brokered CDs. For several years our strategy has been to replace borrowed funds and brokered Cds with lower costing core deposits. Our lack of growth in core deposits has made this difficult.
Equity. Total equity amounted to $39.1 million at December 31, 2007 and $40.0 million at December 31, 2006, or 14.0% and 13.8%, respectively, of total assets at both dates. The decrease in equity resulted from the repurchase during 2007 of 209,000 shares of Company stock at a total cost of $2.5 million and dividends payments of $723,000. Net income for 2007 of $1.7 million helped offset the equity reductions. Management expects to continue to repurchase the Company’s stock in 2008.

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

	Year Ended December 31,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
		(dollars in thousands)
Fed Funds and overnight deposits	$7,373	$389	5.28%	$6,913	$380	5.50%
Investment securities	13,445	599	4.46	14,038	574	4.09
Other securities	4,174	188	4.50	4,583	226	4.93
Loans receivable (1)	229,451	16,369	7.13	228,613	16,107	7.05

Total earning assets	$254,443	$17,545	6.90	$254,147	$17,287	6.80

Demand and NOW accounts	$32,619	$78	0.24	$32,055	$70	0.22
Money market accounts	24,451	902	3.69	19,304	617	3.20
Savings accounts	21,502	90	0.42	25,230	105	0.42
Certificates of deposit	103,970	5,037	4.84	105,179	4,626	4.40
Federal Home Loan Bank advances	57,268	3,115	5.44	58,105	3,189	5.49

Total interest bearing liabilities	$239,810	9,222	3.85	$239,873	8,607	3.59

Net interest income		$8,323			$8,680

Net interest spread			3.05%			3.21%

Net interest margin			3.27%			3.42%

	2005
	Average	Interest
	Outstanding	Earned/	Yield/
	Balance	Paid	Rate
Fed Funds and overnight deposits	$6,834	$269	3.94%
Investment securities	13,494	500	3.71
Other securities	4,753	204	4.29
Loans receivable (1)	218,632	14,258	6.52

Total earning assets	$243,713	$15,231	6.25

Demand and NOW accounts	$33,811	$78	0.23
Money market accounts	16,731	211	1.26
Savings accounts	28,535	119	0.42
Certificates of deposit	90,397	2,929	3.24
Federal Home Loan Bank advances	61,842	3,230	5.22

Total interest bearing liabilities	$231,316	6,567	2.84

Net interest income		$8,664

Net interest spread			3.41%

Net interest margin			3.56%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2007 vs. 2006				2006 vs. 2005
				Total				Total
	Increase (Decrease) Due to			Increase	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$(15)	$25	(1)	9	$134	$(15)	(8)	$111
Investment securities	51	(24)	(2)	25	61	11	1	73
Other securities	(20)	(20)	2	(38)	30	(7)	—	23
Loans receivable	202	654	(594)	262	1,144	654	51	1,849

Total interest-earning assets	$219	$635	$(595)	$258	$1,370	$642	$44	$2,056

Interest-bearing liabilities
Demand and NOW accounts	$7	$1	0	$8	$(9)	$1	0	$(8)
Money market accounts	95	165	25	285	323	33	50	406
Savings accounts	0	(15)	0	(15)	0	(14)	0	(14)
Certificates of deposit	469	(53)	(5)	411	1,047	479	171	1,697
Federal Home Loan Bank advances	(28)	(46)	0	(74)	164	(195)	(10)	(41)

Total interest-bearing liabilities	$542	$52	$21	$615	$1,525	$304	$211	$2,040

Net interest income				$(357)				$16

Comparison of Results of Operations for the Years Ended December 31, 2007, 2006, and 2005
General. Monarch reported net income of $1.7 million for the year ended December 31, 2007 compared to net income of $1.5 million for the year ended December 31, 2006 and net income of $1.4 million in 2005. The reasons for the change in net income for the years are discussed below.
Net Interest Income. Net interest income before provision for loan losses decreased to $8.3 million for 2007 compared to $8.7 million in 2006 and 2005. Our net interest margin has decreased from 3.56% in 2005 to 3.42% in 2006 and to 3.27% in 2007. This is the result of our cost on interest-bearing liabilities increasing more rapidly (2.84% in 2005 to 3.85% in 2007) than yields on interest-earning assets (6.25% in 2005 to 6.90% in 2007). Our cost on interest bearing liabilities has increased partly due to our inability to grow lower costing core deposits and our reliance on money market accounts, brokered CDs and FHLB borrowings.
Interest Income. Total interest income in 2007 increased $258,000 primarily from increased interest income on loans. This followed a $2.1 million increase in 2006 compared to 2005 again due to increased interest income on loans. The increase in 2006 compared to 2005 was the result of an increase in average loans outstanding of $10 million as well as an increase in average yields on loans. The modest increase in loan interest income in 2007 compared to 2006 was due to minimal growth in average loans outstanding and average yields.
Interest Expense. Total interest expense increased $615,000 in 2007 compared to 2006. This followed an increase of $2.0 million in 2006 compared to 2005. The increase in 2007 was primarily the result of higher interest cost for money market accounts and CDs. The increase from 2005 to 2006 was the result of increased cost for money market accounts, CDs and FHLB advances. The Bank has seen its cost of funds increase because of increased market rates for CDs and further competition for money market deposits which has also resulted in higher rates being paid.

Provision for Loan Losses. The Bank recorded a provision for loan losses of $971,000 for the year ended December 31, 2007 whereas no provision for loan losses was recorded for 2006 and a recovery of provisions totaling $385,000 was recorded for the year ended December 31, 2005.
The increased provision for 2007 was necessitated by net charge-offs of $1.2 million in 2007 and increased loan delinquencies at December 31, 2007 as compared to December 31, 2006. Nonperforming assets increased slightly to .81% of assets at December 31, 2007 compared to .74% at December 31, 2006. These levels are significantly lower than the three years prior to 2006 (see “Selected Financial and Other Data”). The Bank did not record a provision in 2006 despite net charge-offs of $901,000 as Management believed its Allowance for Loan Losses to be adequate. The recovery of provisions in 2005 was possible due to the Bank receiving payoffs on two loan relationships totaling $1.5 million for which the Bank had previously provided loan loss allowances of $535,000.
Maintaining asset quality remains a priority and while Management believes our new loan originations over the last three years are of higher quality than those originated previously, more losses can be expected due to the economic conditions statewide and in the markets we operate in and provisions for loan losses in 2008 could approach the level of 2007. See “Loans” discussion above.
Non-interest Income. Non-interest income increased to $3.9 million for the year ended December 31, 2007 compared to $3.1 million for 2006 and $3.4 million for the year ended December 31, 2005. This represented an increase of 26% in 2007 compared to 2006 which decreased 8% compared to 2005.
Fees and service charges were $2.5 million for 2007, $2.2 million for 2006 and $2.0 million for 2005. Income from the Bounce Protection program has increased from $1.1 million in 2005 to $1.4 million in 2007 due to increased customer usage, an increase in the per transaction fee which took effect in 2006 and to a decrease in 2007 in the charge from the third party service provider of the program. Future increases in this source of income are dependent on the bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base. Income from brokering residential mortgage loans was $166,000 in 2007 compared to $0 in 2005. During 2006, the Bank developed new mortgage banking relationships with four brokerage companies. These relationships generated $64,000 in income in 2006. Management does not expect brokered loan income to continue at the 2007 level in 2008 nor does it expect brokered loan income to be a significant source of income in the future. Loan fees have declined from $234,000 in 2005 to $107,000 in 2007 due to competitive pressures as well as lower originations of construction and consumer loans.
Gain on sale of loans increased $306,000 in 2007 to $668,000 from $362,000 in 2006. Beginning in 2007, our strategy has been to sell as many of the residential mortgage originations as possible to manage the Bank’s interest rate risk, credit risk and liquidity. Thus our gains increased in spite of lower residential loan originations in 2007 compared to 2006 and 2005. This is a continuing strategy although management does not expect 2008 sales to be as high as 2007 due to changes occurring in the secondary mortgage market. Gains in 2007 represented a $106,000 increase over gains in 2005.
Net gain on sale of premises and equipment was $49,000 in 2007 compared to $0 in 2006 as the Company closed and disposed of one of its branch locations in Coldwater. Net gain on sale of premises and equipment was $39,000 in 2005 which was primarily the result of the sale of the Jonesville branch location.
Other income increased $187,000 (from $138,000 in 2006 to $325,000 in 2007) after decreasing $164,000 in 2006 compared to 2005. This is due to a net gain of $139,000 on sales of foreclosed properties in 2007 compared to a net loss of $67,000 in 2006. In 2005, the Bank experienced a net gain on sale of foreclosed properties of $54,000. These fluctuations were created by the Bank selling more foreclosed properties in 2006 as compared to either 2007 or 2005. The Bank does occasionally experience a gain on sale of foreclosed property, as it has become increasingly more conservative in valuing these properties upon acquisition. Management expects 2008 to be similar to 2007 in terms of foreclosure activity and thus potential gains or losses on subsequent sales of the foreclosed properties. The relatively soft real estate market may lead to longer holding periods as well as larger losses on disposal as compared to recent years.
Non-interest Expense. Non-interest expenses have decreased since 2005 by 14%. We have sought to reduce certain expenses and slow the growth of other operating expenses in an attempt to improve our profitability. Management is confident that the actions taken to control expenses will not affect the Company’s ability to fulfill its obligations to its customers and shareholders.

Salaries and employee benefit expense has declined over the last three years due to a 10% staff reduction and modifications to certain employee benefit programs. The Company changed its employee health insurance program, reducing the expense from $634,000 in 2005 to cut its 401(k) match from 50% to 25%, savings $31,000 and amended the ESOP plan to extend vesting thus saving $100,000. Most of these changes occurred in late 2006 and are expected to stabilize salaries and employee benefit costs in the future. Recruiting and retaining qualified staff is a priority of Management.
Repossessed property expense has decreased since 2005. This is attributed to better management of properties during the holding period, better sales efforts that have led to shorter holding periods and decreased impairment write-downs due to better valuation techniques at the time of foreclosure.
For the year ended December 31, 2007 we did experience an increase in professional services expense of $150,000 due to the costs incurred in the Company’s attempt at going private. These costs in 2007 offset decreases the Company has experienced since 2005 in auditing expense, loan related legal fees and supervisory expenses. The Bank’s supervisory expense has been reduced because of a charter conversion in 2006 which changed the Bank’s primary regulator. We expect professional services expenses to return to 2006 levels in 2008 but the Company’s need to continue to comply with provisions of Sarbanes-Oxley will likely increase professional services expense in 2009 and beyond.
Amortization expense of intangible assets has decreased consistent with the aging of the Core Deposit Intangible established upon the acquisition of MSB Financial in 2004. As indicated in Note 2 to the Company’s financial statements, this expense will continually decline over the remaining life of the related asset.
Other general and administrative expense has decreased from $1.3 million in 2005 to $1.2 million in 2006 to $973,000 in 2007. As mentioned earlier, cost control has been a strategic priority since 2005 and this is reflected in reductions in many of the expense included in Other General and Administrative.
Federal Income Taxes. Our effective tax rate for purposes of the tax provision was 24.3% in 2007 compared to 26% in 2006 and 2005. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
Liquidity and Commitments
We are required to maintain appropriate levels of liquid assets under FDIC regulations. Appropriate levels are determined by our Board of Directors and Management and are included in our asset liability management policy. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We have maintained liquidity at levels above those believed to be adequate to meet the requirements of normal operations, including new loan funding and potential deposit outflows. At December 31, 2007, our liquidity ratio, which is our liquid assets as a percentage of total deposits less certificates of deposit maturing in more than one year and plus borrowings maturing in one year or less, was 8.4%. This level of liquidity is lower than that maintained last year but management is confident they will be able to effectively address the Bank’s liquidity needs while facilitating increased profitability.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits, including fed funds, and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $63.9 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.

If necessary, additional funding sources include additional deposits (including core deposits), brokered deposits, and Federal Home Loan Bank advances. Management is committed to increasing our core deposit balances but we have had difficulty doing so and core deposit growth may not be a significant source of liquidity in the future. Based on current collateral levels, at December 31, 2007, Monarch could borrow an additional $20.9 million from the Federal Home Loan Bank at prevailing interest rates. We anticipate we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. For the year ended December 31, 2007, Monarch had a net decrease in cash and cash equivalents of $1.5 million as compared to a net decrease of $989,000 million for the year ended December 31, 2006.
The Company’s primary sources of funds during 2007 were operations of $3.9 million, excess of repayments over new funding of loans of $3.0 million and net proceeds from Federal Home Loan Bank advances of $4.9 million. The primary uses of funds in 2007 were a decrease in deposits of $14.6 million and repurchases of the Company’s stock of $2.5 million.
The Company’s primary sources of funds during 2006 were operations of $4.1 million, a net increase in deposits totaling $17.6 million and proceeds from the sale of foreclosed assets totaling $3.2 million. The primary uses of funds in 2006 were excess of new loan funding over repayments of $19.3 million, net repayments of Federal Home Loan Bank advances of $5.1 million and repurchases of the Company’s stock of $2.1 million.
Off-Balance Sheet Arrangements
At December 31, 2007, the total unused commercial and consumer lines of credit were $20.3 million and there were outstanding commitments under letters of credit of $16,000. At December 31, 2006, the total unused commercial and consumer lines of credit were $19.3 million and there were outstanding commitments under letters of credit of $10,000. The Company has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. At December 31, 2007, the aggregate contractual obligations and commitments are:

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$100,960	$63,951	$28,409	$8,600	$—
FHLB advances	59,330	20,153	20,827	13,291	5,059

Total	$160,290	$84,104	$49,236	$21,891	$5,059

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$9,568	$9,568	$—	$—	$—
Unfunded commitments under HELOCs	15,828	1,639	3,703	3,987	6,499
Unfunded commitments under Contruction loans	1,778	1,589	84	105
Unfunded commitments under Commercial LOCs	2,690	929	853	908	—
Letters of credit	16	16	—	—	—

Total	$29,880	$13,741	$4,640	$5,000	$6,499

Long-term obligations also include the liability under the Company’s Director Deferred Compensation Plans. See Note 14 in the Notes to Consolidated Financial Statements for additional information on the plans.

Capital
Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Note 12 to the Financial Statements details the capital position of the Bank as well as the capital levels necessary to remain well capitalized. At December 31, 2007 the equity to assets ratio of the Company was 14% which Management and the Board of Directors feels is more than adequate. During 2007, the Company repurchased 209,000 shares of its common stock in open market purchases. The Company intends to repurchase up to an additional 10% of its outstanding shares during 2008. Management and the Board of Directors anticipate the Company and the Bank will continue to have adequate capital levels upon completion of the 2008 repurchase program.
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

The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee generally meets on a quarterly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections. The Chief Financial Officer is responsible for reviewing and reporting on the effects of the policy implementation and strategies to the Board of Directors, each quarter.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:
•	originating shorter-term commercial real estate loans for retention in our portfolio;

•	selling a significant portion of the long-term, fixed rate residential mortgage loans we make;

•	managing our deposits to establish stable deposit relationships with an emphasis on core, non-certificate deposits, supplementing these with brokered deposits, as appropriate; and

•	maintaining longer-term borrowings at fixed interest rates to offset the negative impact of longer-term fixed rate loans in our loan portfolio. Future borrowings are expected to be short-term to reduce the average maturity of our borrowings.
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2007 and 2006 we sold $28.7 million and $16.2 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.
Monarch uses an internally generated model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. The information presented in the following table presents the expected change in Monarch’s net portfolio value at December 31, 2007 that would occur upon an immediate change in interest rates.

Change in Interest Rates
Basis Points (“bp”)				Net Portfolio Value as %
(Rate Shock in Rates) (1)	Net Portfolio Value			of Present Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	29,790	9,440	-24%	11.25%	-271bp
+ 200 bp	32,746	7,375	-17%	12.13%	-183bp
+100 bp	36,320	3,067	-7%	13.16%	-80bp
0 bp	39,230	0		13.96%	0
-100 bp	39,785	555	+1%	14.03%	+7bp
-200 bp	40,712	927	+4%	14.21%	+25bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
Based on the data from the model, management believes that the Bank’s IRR level remains minimal.

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
The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2007. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

		Principal Amount Maturing In:
						2013 and		Fair Value
	2008	2009	2010	2011	2012	beyond	Total	12/31/2007
Rate-sensitive assets
Fed funds and overnight deposits	$6,151	$—	$—	$—	$—	$—	$6,151	$6,151
Average interest rate	5.28%

Securities	$2,338	$2,994	$1,595	$1,248	$397	$2,433	$11,005	$11,318
Average interest rate	3.91%	4.47%	4.93%	5.80%	3.94%	4.20%

Gross loans	$15,920	$10,222	$15,932	$25,705	$24,600	$134,790	$227,169	226,760
Average interest rate	7.08%	7.04%	7.10%	7.32%	7.40%	7.07%

Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$63,367	$—	$—	$—	$—	$—	$63,367	$63,367
Average interest rate	1.45%

Certificates of deposit	$64,001	$19,941	$8,416	$5,245	$3,357	$—	$100,960	$101,038
Average interest rate	4.68%	4.84%	4.95%	5.11%	4.84%

FHLB advances	$20,152	$14,660	$6,167	$175	$13,117	$5,059	$59,330	$60,409
Average interest rate	5.67%	4.77%	8.76%	5.64%	4.74%	3.37%

ITEM 8. Financial Statements and Supplementary Data
Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Financial Report
December 31, 2007

Monarch Community Bancorp, Inc. and Subsidiaries

Contents
Report Letter	3
Consolidated Financial Statements
Balance Sheet	4
Statement of Income	5
Statement of Stockholders’ Equity	6
Statement of Cash Flows	7
Notes to Consolidated Financial Statements	8-35

Plante & Moran, PLLC
Bridgewater Place
Suit 600
333 Bridge St. N.W
Grand Rapids, MI 49504
Tel: 616.774.8221
Fax: 616.774.0702
plantemoran.com
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Grand Rapids, Michigan
March 3, 2008

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31,
	2007	2006
Assets
Cash and due from banks	$7,691	$7,433
Federal Home Loan Bank overnight time and other interest bearing deposits	6,151	7,864

Total cash and cash equivalents	13,842	15,297

Securities — Available for sale (Note 3)	11,084	13,706
Securities — Held to maturity (Note 3)	238	228
Other securities (Note 3)	4,237	4,237
Loans held for sale	422	937
Loans, net (Note 4)	224,797	230,247
Foreclosed assets, net (Note 6)	1,515	1,680
Premises and equipment (Note 7)	4,675	5,261
Goodwill (Note 2)	9,606	9,606
Core deposit (Note 2)	862	1,092
Other assets (Notes 5 and 10)	7,930	7,696

Total assets	$279,208	$289,987

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$13,609	$15,733
Interest-bearing (Note 8):	164,327	176,839

Total deposits	177,936	192,572

Federal Home Loan Bank advances (Note 9)	59,330	54,476
Accrued expenses and other liabilities (Note 14)	2,856	2,953

Total liabilities	240,122	250,001
Commitments and Contingencies (Note 11)	—	—

Stockholders’ Equity (Notes 12 ,13 and 17)
Common stock — $0.01 par value 20,000,000 shares authorized, 2,321,585 shares issued and outstanding at December 31, 2007 and 2,533,781 shares issued and outstanding at December 31, 2006	23	25
Additional paid-in capital	23,828	26,191
Retained earnings	16,341	15,319
Accumulated other comprehensive income (loss)	52	(63)
Unearned compensation (Notes 17 and 18)	(1,158)	(1,486)

Total stockholders’ equity	39,086	39,986

Total liabilities and stockholders’ equity	$279,208	$289,987

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income
(000s omitted, except per share data)

	Year Ended December 31,
	2007	2006	2005
Interest Income
Loans, including fees	$16,369	$16,107	$14,258
Investment securities	787	800	704
Federal funds sold and overnight deposits	389	380	269

Total interest income	17,545	17,287	15,231
Interest Expense

Deposits	6,107	5,418	3,337
Federal Home Loan Bank advances	3,115	3,189	3,230

Total interest expense	9,222	8,607	6,567

Net Interest Income	8,323	8,680	8,664
Provision for Loan Losses (Note 4)	971	—	(385)

Net Interest Income After Provision for Loan Losses	7,352	8,680	9,049
Noninterest Income

Fees and service charges	2,477	2,195	2,034
Loan servicing fees	444	447	462
Net gain on sale of loans	668	362	562
Net loss on sale of investment securities (Note 3)	(17)	(20)	—
Net gain on sale of premises and equipment	49	—	39
Other income (Note 6)	325	138	302

Total noninterest income	3,946	3,122	3,399
Noninterest Expense

Salaries and employee benefits (Note 14, 17 and 18)	4,522	4,967	5,103
Occupancy and equipment (Note 7)	1,008	1,020	1,081
Data processing	731	704	689
Mortgage banking	359	382	438
Professional services	591	441	602
Amortization of intangible assets (Note 2)	230	291	369
NOW account processing	180	171	182
ATM/Debit card processing	192	233	221
Repossessed property expense (Note 6)	207	346	521
Other general and administrative	972	1,155	1,297

Total noninterest expense	8,992	9,710	10,503

Income - Before income taxes	2,306	2,092	1,945
Income Taxes (Note 10)	561	544	505

Net Income	$1,745	$1,548	$1,440

Earnings Per Share (Note 1)

Basic	$0.73	$0.63	$0.57

Diluted	$0.73	$0.63	$0.57
See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(000s omitted, except per share data)

	Common Stock				Accumulated
					Other
	Number of		Additional Paid	Retained	Comprehensive	Unearned
	Shares	Amount	in Capital	Earnings	Income (Loss)	Compensation	Total
Balance — January 1, 2005	2,709	$27	$28,059	$13,529	$2	$(2,198)	$39,419
Issuance of 4,000 shares of common stock at an average price of $11.57/share in connection with Restricted Stock Plan	4		46			(46)	—

2,624 shares repurchased at average price of $12.27/share	(3)		(32)				(32)
Vesting of 16,018 restricted shares						212	212
Allocation of ESOP shares (Note 17)			77			185	262

Comprehensive income:
Net Loss				1,440			1,440
Change in unrealized gain on securities available-for-sale, net of tax					(157)		(157)

Total comprehensive income							1,283
Dividends paid ($0.21/share)	—	—	—	(568)	—	—	(568)

Balance — December 31, 2005	2,710	$27	$28,150	$14,401	$(155)	$(1,847)	$40,576

Issuance of 3,884 shares of common stock at an average price of $12.03/share in connection with Restricted Stock Plan	4		47			(47)	—
3,399 shares repurchased at average price of $11.42/share	(3)		(39)				(39)
Vesting of 16,811 restricted shares						223	223
Allocation of ESOP shares (Note 17)			56			185	241
Repurchase of 177,300 shares	(177)	(2)	(2,108)				(2,110)
Stock option expenses			85				85
Comprehensive Income:
Net Income				1,548			1,548
Change in unrealized gain on securities available-for-sale, net of tax					92		92

Total comprehensive income							1,640
Dividends paid ($0.24/share)	—	—	—	(630)	—	—	(630)

Balance — December 31, 2006	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986

3,326 shares repurchased at average price of $11.95/share	(3)		(40)				(40)
Vesting of 17,589 restricted shares						235	235
Allocation of ESOP shares (Note 17)			43			93	136
Repurchase of 208,570 shares at average price of $11.78/share	(209)	(2)	(2,454)				(2,456)
Stock option expenses			88				88
Comprehensive Income:
Net Income				1,745			1,745
Change in unrealized loss on securities available-for-sale, net of tax					115		115

Total comprehensive income							1,860
Dividends paid ($0.29/share)	—	—	—	(723)	—	—	(723)

Balance — December 31, 2007	2,322	$23	$23,828	$16,341	$52	$(1,158)	$39,086

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$1,745	$1,548	$1,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,100	1,271	1,028
Provision for loan loss	971	—	(385)
Stock dividends on other securities	—	—	(100)
Stock option expense	88	85	—
(Gain) loss on sale of foreclosed assets	(138)	67	(53)
Deferred income taxes	(394)	264	323
Mortgage loans originated for sale	(28,224)	(16,969)	(25,217)
Proceeds from sale of mortgage loans	29,407	16,563	25,973
Gain on sale of mortgage loans	(668)	(362)	(562)
Loss on sale of available for sale securities	17	20	—
Gain on sale of premises and equipment	(49)	—	(39)
Earned stock compensation	371	464	474
Net change in:
Accrued interest receivable	(63)	(164)	79
Other assets	(226)	337	(2,091)
Accrued expenses and other liabilities	(109)	925	1,714

Net cash provided by operating activities	3,828	4,049	2,584
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(3,819)	(4,755)	(8,408)
Proceeds from sale of securities	4,428	2,543	—
Proceeds from maturities of securities	2,173	2,994	1,909
Activity in held-to-maturity securities:
Purchases	(30)	(7)	(17)
Proceeds from maturities of securities	20	—	—
Activity in other securities:
Redemption of other securities, at par	—	600	—
Loan originations and principal collections, net	3,001	(19,248)	3,052
Proceeds from sale of foreclosed assets	1,793	3,196	2,810
Proceeds on sale of premises and equipment	283	30	345
Purchase of premises and equipment	(131)	(113)	(129)

Net cash provided by (used in) investing activities	7,718	(14,760)	(438)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(14,636)	17,587	5,316
Repurchases of common stock	(2,496)	(2,149)	(32)
Dividends paid	(723)	(630)	(568)
Proceeds from FHLB advances	41,500	27,000	4,000
Repayment of FHLB advances	(36,646)	(32,086)	(10,225)

Net cash provided by (used in) financing activities	(13,001)	9,722	(1,509)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,455)	(989)	637
Cash and Cash Equivalents - Beginning	15,297	16,286	15,649

Cash and Cash Equivalents — End	$13,842	$15,297	$16,286

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 1 — Summary of Significant Accounting Policies
Organization - Monarch Community Bancorp, Inc. (the Corporation) was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the Bank), formerly known as Branch County Federal Savings and Loan Association.
Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates six full service offices. The Bank owns 100% of First Insurance Agency. The Bank also owns a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units.
Community Services Group, Inc. with assets totaling $996,000 has been dissolved as of April 30, 2006 with all assets being transferred to Monarch Community Bank resulting in no gain or loss on the dissolution.
On June 3, 2006 the Corporation completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Corporation became a federal bank holding company regulated by the Board of Governors of the Federal Reserve and the Bank became regulated by the State of Michigan Office of Financial and Insurance Services (“OFIS”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Corporation and the Bank had been regulated by the Office of Thrift Supervision.
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
Significant Group Concentrations of Credit Risk - Most of the Corporation’s activities are with customers located within its primary market areas in Michigan. Note 3 summarizes the types of securities the Corporation invests in. Note 4 summarizes the types of lending that the Corporation engages in. The Corporation has a significant concentration of loans secured by residential real estate located in Branch, Calhoun and Hillsdale counties.
Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to approximately $477,000 and $606,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
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
(000s omitted, except per share data)
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 1 — Summary of Significant Accounting Policies (Continued)
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
Goodwill and Other Intangible Assets - Goodwill represents the excess of the cost of an acquisition over the fair value of net identifiable tangible and intangible assets acquired. Under the provisions of SFAS 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by reporting unit and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall.
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
The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2007	2006	2005
Change in unrealized holding gain (loss) on available-for-sale securities	$158	$118	$(236)
Reclassification adjustment for losses realized in income	17	20	—

Net unrealized gains (losses)	$175	$138	$(236)
Tax effect	(60)	(46)	79

Net-of-tax amount	$115	$92	$(157)

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 1 — Summary of Significant Accounting Policies (Continued)
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
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	2007	2006	2005
Basic earnings per share
Numerator:
Net income	$1,745	$1,548	$1,440

Denominator:
Weighted average common shares outstanding	2,508	2,626	2,709
Less: Average unallocated ESOP shares	(93)	(111)	(130)
Less: Average non-vested RRP shares	(32)	(49)	(59)

Weighted average common shares outstanding for basic earnings per share	2,383	2,466	2,520

Basic earnings per share	$0.73	$0.63	$0.57

Diluted earnings per share
Numerator:
Net income	$1,745	$1,548	$1,440

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,383	2,466	2,520
Add: Dilutive effects of assumed exercises of stock options	—	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,383	2,466	2,520

Diluted earnings per share	$0.73	$0.63	$0.57

At December 31, 2007, stock options not considered in computing diluted loss per share because they were antidilutive totaled 174,757 and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 24,817. At December 31, 2006, there were 191,547 antidilutive stock options and 42,706 non-vested RRP shares. At December 31, 2005, there were 185,487 antidilutive stock options and 55,633 non-vested RRP shares.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
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
Stock Based Compensation — SFAS No. 123(R) requires all companies to measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options granted and recognized over the employee service period, which is usually the vesting period for the options. As amended, this statement became effective for the Corporation’s fiscal year beginning January 1, 2006. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.
The Corporation adopted the modified prospective method as required by SFAS 123(R) which requires companies to expense the fair value of new stock option awards as well as the fair value of all unvested options outstanding at December 31, 2005 over the vesting period. No compensation costs were recognized in 2005. Options granted in 2006 and 2007 under the fair value method had an exercise price equal to the market price of the underlying common stock at the date of the grant. Had compensation cost for stock options granted in 2005 been measured using the fair value method, the Corporation’s net income and basic and diluted earnings per share would have been the pro forma amounts indicated below (000s omitted except per share data):

2005
As reported net income (loss)	$1,440
Stock option expenses	—
Less: additional stock-based compensation determined under the fair value method, net of tax	(85)

$1,355

As reported earnings (loss) per share	$0.57
Proforma earnings (loss) per share	$0.54
As reported earnings (loss) per diluted share	$0.57
Proforma earnings (loss) per diluted share	$0.54

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 1 — Summary of Significant Accounting Policies (Continued)
Stock Based Compensation, continued — Under APB Opinion No. 25, because the exercise price of the Corporation’s stock option grants equal the market price of the underlying stock on the date of the grant, no compensation cost was recognized prior to January 1, 2006. Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.
Recent Accounting Pronouncements
FASB No. 157 and FASB No. 159 — Fair Value Measurement and The Fair Value Option for Financial Assets and Financial Liabilities — SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Corporation did not early adopt and does not anticipate the adoption of these statements to have a significant effect on the consolidated financial statements.
FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes — In July 2006, the Financial Accounting Standards Board (FASB) issued this interpretation to clarify the accounting for uncertainty in tax positions. FIN 48 requires, among other matters, that the Corporation recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective as of the beginning of the Corporation’s 2007 fiscal year, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement did not have a significant effect on the consolidated financial statements.
Supplemental Cash Flow Information (000s omitted)

	December 31,
	2007	2006	2005
Cash paid (received) for:
Interest	$9,218	$8,491	$6,470
Income taxes	$500	$(1,122)	$(63)

Noncash investing activities -
Loans transferred to real estate owned	$1,478	$2,097	$3,608
Issuance of common stock in connection with the 2003 Recognition and Retention Plan	$—	$47	$46
Reclassifications — Certain prior year amounts have been reclassified to conform with current year presentation.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 2 — Goodwill and Intangible Assets
Acquired intangible assets at year end were as follows:

	(In thousands of Dollars)
	Gross	Accumulated	Net
	Amount	Amortization	Carrying
2007
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,219	$862

2006
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$989	$1,092

Aggregate amortization expense was $230,000, $291,000 and $369,000 for 2007, 2006, and 2005 respectively.

Year Ending
December 31
2008	$181
2009	149
2010	142
2011	142
2012	142
Thereafter	106

Total	$862

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 3 — Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
2007
Available-for-sale securities:
U.S. government agency obligations	$7,692	$42	$(4)	$7,730
Mortgage-backed securities	932	—	(14)	918
Obligations of states and political subdivisions	2,381	55	—	2,436

Total available-for-sale securities	$11,005	$97	$(18)	$11,084

Held-to-maturity securities:
Municipal securities	$238	$1	$(5)	$234

2006
Available-for-sale securities:
U.S. government agency obligations	$10,730	$12	$(116)	$10,626
Mortgage-backed securities	1,108	—	(26)	1,082
Obligations of states and political subdivisions	1,964	39	(5)	1,998

Total available-for-sale securities	$13,802	$51	$(147)	$13,706

Held-to-maturity securities:
Municipal securities	$228	$—	$—	$228

The amortized cost and estimated market values of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$2,000	$1,996
Due in one through five years	30	31	6,146	6,209
Due after five years through ten years	—	—	1,927	1,961
Due after ten years	208	203	—	—

Total	$238	$234	10,073	10,166

Mortgage-backed securities			932	918

Total available-for-sale securities			$11,005	$11,084

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 3 — Securities (Continued)
For the years ended December 31, 2007, 2006 and 2005, proceeds from sales of securities available for sale amounted to $4,428,000, $2,543,000, and $0, respectively. Gross realized gains amounted to $2,000, $0, and $0, respectively. Gross realized losses amounted to $19,000, $20,000, and $0, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $4,250, $5,000, and $0, respectively.
Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated
	Losses	Market Value	Losses	Market Value
2007
Available-for-sale securities:
U.S. government agency obligations	$—	$—	$4	$1,996
Mortgage-backed securities	—	—	14	918
Total available-for-sale securities	$—	$—	$18	$2,914

Held-to-maturity securities:
Municipal securities	$5	$203	$—	$—

2006
Available-for-sale securities:
U.S. government agency obligations	$—	$—	$116	$8,370
Mortgage-backed securities	—	—	26	1,082
Obligations of states and political subdivisions	—	—	5	446

Total available-for-sale securities	$—	$—	$147	$9,898

Held-to-maturity securities:
Municipal securities	$—	$—	$—	$—

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
Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates market value. As of December 31, 2007 Monarch Community Bank had $8.6 million in pledged securities as collateral for Federal Home Loan Bank Advances. There were no pledged securities at December 31, 2006.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 4 — Loans
A summary of the balances of loans follows (000s omitted):

	December 31,
	2007	2006

Mortgage loans on real estate:
One-to-four family	$126,780	$140,374
Multi-family	5,594	7,511
Commercial	56,714	41,079
Construction or land development	6,409	9,529

Total real estate loans	195,497	198,493

Consumer loans:
Home equity	20,430	19,077
Other	7,014	9,087

Total consumer loans	27,444	28,164

Commercial business loans	4,228	6,205

Subtotal	227,169	232,862

Less: Allowance for loan losses	1,824	2,024
Net deferred loan fees	548	591

Loans, net	$224,797	$230,247

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 4 — Loans (Continued)
The following is an analysis of the allowance for loan losses (000s omitted):

	December 31,
	2007	2006	2005
Balance — Beginning	$2,024	$2,925	$6,420
Provision for loan losses	971	—	(385)
Loans charged-off	(1,402)	(1,185)	(3,443)
Recoveries of loans previously charged off	231	284	333

Balance — Ending	$1,824	$2,024	$2,925

The following is a summary of information pertaining to impaired loans (000s omitted):

	December 31,
	2007	2006
Impaired loans with a valuation allowance	$424	$1,668

Valuation allowance related to impaired loans	$90	$342

Total non-accrual loans	$760	$468

Total loans past-due ninety days or more and still accruing	$105	$—

There are no impaired loans without a valuation allowance as of December 31, 2007 and 2006. The following is a summary of our average investment in impaired loans (000s omitted):

	December 31,
	2007	2006	2005
Average investment in impaired loans	$1,748	$2,709	$4,177

Interest income recognized on impaired loans was not significant for the years ended December 31, 2007, 2006, and 2005. No additional funds are committed to be advanced in connection with impaired loans.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 5 — Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $178,449,000 and $176,566,000 at December 31, 2007 and 2006, respectively.
The fair value of mortgage servicing rights approximates $1,769,000 and $1,636,000 at December 31, 2007 and 2006, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using an 8.20% discount rate and estimated prepayment speeds of 8.1 to 10.9 based on current Freddie Mac experience. The impairment valuation allowance is $0 as of December 31, 2007, 2006, and 2005. There has been no activity in the impairment valuation allowance during the years ended December 31, 2007, 2006, and 2005.
The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2007	2006	2005
Mortgage servicing rights — Beginning	$1,129	$1,358	$1,539
Mortgage servicing rights capitalized	246	153	257
Mortgage servicing rights scheduled amortization and direct writedown for loan payoffs	(359)	(382)	(438)

Mortgage servicing rights — Ending	$1,016	$1,129	$1,358

Note 6 — Foreclosed Assets
Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2007	2006
Real estate owned	$885	$785
Real estate in judgment and subject to redemption	630	895

Total	$1,515	$1,680

Expenses applicable to foreclosed and repossessed assets include the following (000s omitted):

	December 31,
	2007	2006	2005
Net loss (gain) on sales of real estate	$(138)	$67	$(53)
Operating expenses	207	346	521

Total	$69	$413	$468

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 7 — Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

			Depreciable
	December 31,		Life
	2007	2006	(in Years)
Land	$566	$598
Buildings and improvements	5,494	5,921	5-40
Furniture, fixtures and equipment	2,581	2,701	2-15

Total bank premises and equipment	8,641	9,220

Less accumulated depreciation and amortization	3,966	3,959

Net carrying amount	$4,675	$5,261

Depreciation expense totaled $483,000, $528,000, and $561,000 in 2007, 2006, and 2005, respectively.
Note 8 — Deposits
The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2007	2006
Balances by account type:
Demand and NOW accounts	$17,927	$18,583
Money market	26,014	22,630
Passbook and statement savings	19,426	22,822

Total transactional accounts	63,367	64,035

Certificates of deposit:
$100,000 and over	46,023	54,095
Under $100,000	54,937	58,709

Total certificates of deposit	100,960	112,804

Total	$164,327	$176,839

Generally, deposit amounts in excess of $100,000 are not federally insured.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 8 — Deposits (Continued)
The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31, 2007
	Less than	$100,000 &
	$100,000	greater;
Less than one year	$37,659	$26,292
One to two years	7,515	12,479
Two to three years	3,927	4,488
Three to four years	3,597	1,648
Four to five years	2,239	1,116

Total	$54,937	$46,023

Note 9 — Federal Home Loan Bank Advances
The Bank has Federal Home Loan Bank advances of $59,330,000 and $54,476,000 at December 31, 2007 and 2006, respectively, which mature through 2013. At December 31, 2007, the interest rates on fixed rate advances ranged from 4.02% to 6.21%. At December 31, 2006 the interest rates on fixed rate advances ranged from 4.70% to 6.56%.
At December 31, 2007, the Bank had no floating rate advances. The Bank had two floating rate advances totaling $3,500,000 with a weighted average interest rate of 5.32% as of December 31, 2006. The weighted average interest rate of all advances was 5.10% and 5.47% at December 31, 2007 and 2006, respectively.
At December 31, 2007, the Bank had two putable advances totaling $10,000,000 with a weighted average interest rate of 3.68%. One advance can be put on January 28, 2008 and another on May 12, 2008. At December 31, 2006, the Bank had one putable advance of $5,000,000 with an interest rate of 3.34%.
The Bank has provided a pledge of all of the Bank’s eligible residential mortgage loans and certain securities as collateral for all FHLB debt. The amount of the mortgage loans totaled $117,643,000 and $122,433,000 as of December 31, 2007 and 2006, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 9 — Federal Home Loan Bank Advances (continued)
The contractual maturities of advances are as follows (000s omitted):

Year Ending
December 31
2008	$20,153
2009	14,660
2010	6,167
2011	175
2012	13,116
Thereafter	5,059

Total	$59,330

Note 10 — Income Taxes
Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2007	2006	2005
Current expense	$955	$280	$182
Deferred expense (recovery)	(394)	264	323

Total tax expense	$561	$544	$505

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss)
	December 31,
	2007	2006	2005
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	0.84%	1.30%	0.20%
Tax exempt income	-3.49%	-2.73%	-1.90%
Low income housing credit	-5.93%	-4.18%	-9.80%
Other	-1.09%	-2.39%	3.50%

Reported tax expense	24.33%	26.00%	26.00%

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 10 — Income Taxes (Continued)
     The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2007	2006
Deferred tax assets:
Provision for loan losses	$120	$224
Net deferred loan fees	186	201
Deferred compensation	345	355
Unrealized loss on available for sale securities	—	33
General business tax credit carryforward	525	653
Other	432	117

Total deferred tax assets	1,608	1,583

Deferred tax liabilities:
Mortgage servicing rights	$323	356
Original issue discount	61	105
Net purchase premiums	769	885
Unrealized gain on available for sale securities	27	—
Other	36	179

Total deferred tax liabilities	1,216	1,525

Net deferred tax asset	$392	$58

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at December 31, 2007 and 2006 include approximately $1,592,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount are approximately $541,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates. The general business credits of $328,000 expire between 2024 and 2027.
The Corporation has recorded an estimate of the tax credit through December 31, 2007. The Corporation’s share of tax credits generated by the investee partnership approximated $191,000, in 2007, 2006, and 2005.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 11 — Off-Balance Sheet Activities
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
The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,
	2007	2006
Commitments to grant loans	$9,568	$1,648
Unfunded commitments under lines of credit	$20,296	$19,314
Unfunded commitments under letters of credit	$16	$10
The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 5.25% and 11.50% at December 31, 2007, and 5.875% and 12.25% at December 31, 2006.
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
(000s omitted, except per share data)
Note 12- Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Management believes, as of December 31, 2007 and 2006, that the Bank has met all of the capital adequacy requirements to which they are subject.
As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.
A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2007	2006
Equity per consolidated bank balance sheet	$38,309	$39,262
Less: intangible and disallowed assets	(11,207)	(11,393)

Tier 1 Capital	27,102	27,869
Plus: Allowance for loan losses **	1,824	2,024

Total Capital	$28,926	$29,893

**	Limited to 1.25% of risk weighted assets

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 12 — Regulatory Matters (Continued)
Regulatory capital balances and ratios are as follows (000s omitted):

					To be Well Capitalized
			To Comply With		Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$28,926	14.17%	$16,326	8.00%	$20,408	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$27,102	13.28%	$8,163	4.00%	$12,245	6.00%
Tier 1 Capital (to Average Assets)	$27,102	10.20%	$13,291	5.00%	$13,291	5.00%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$29,893	14.44%	$16,562	8.00%	$20,702	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$27,869	13.46%	$8,281	4.00%	$12,421	6.00%
Tier 1 Capital (to Average Assets)	$27,869	9.97%	$13,977	5.00%	$13,977	5.00%
Note 13 — Restrictions on Dividends, Loans and Advances
Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.
The amount of total dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards.  At December 31, 2007, the Bank’s retained earnings available for the payment of dividends, without approval from the regulators, totaled $6,781,000. Accordingly, $31,528,000 of the Corporation’s investment in the Bank was restricted at December 31, 2007.
Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus.  Accordingly, at December 31, 2007, Bank funds available for loans or advances to the Corporation amounted to $3,148,000.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 14 — Retirement Plans
The Corporation is part of a non-contributory, multi-employer defined benefit pension plan covering substantially all employees. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multi-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2007, 2006 and 2005, the Corporation recognized expense for this plan of $205,000, $246,000, and $226,000, respectively.
The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation has a matching contribution agreement to match 25% of the first 6% of an employee’s salary (reduced from a 50% match effective October 1, 2006). During 2007, 2006 and 2005, the Corporation recognized expense for this plan of $32,000, $63,000, and $64,000, respectively.
The Corporation has a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the higher of the Company’s return on average equity or 5.0%. The value of benefits accrued to participants was $420,000 and $410,000 at December 31, 2007 and 2006, respectively. The expense for the plan, including the increase due to the annual earnings credit was $19,000, $20,000, and $20,000, for 2007, 2006, and 2005, respectively.
The Corporation has a liability for the directors’ deferred compensation plan. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 5.81% as of December 31, 2007. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $598,000 and $634,000 at December 31, 2007 and 2006, respectively.
Note 15 — Related Party Transactions
Extensions of credit to principal officers, directors and their affiliates totaled $518,000 and $882,000 for the years ending December 31, 2007 and 2006, respectively. During the year ending December 31, 2007, total principal additions were $261,000 and total principal payments were $625,000, and during the year ending December 31, 2006, total principal additions were $105,000 and total principal payments were $254,000. Deposits from related parties and their affiliates held by the Bank at December 31, 2007 and 2006 amounted to $744,000 and $890,000 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 16 — Fair Value of Financial Instruments
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 16 — Fair Value of Financial Instruments (Continued)
Federal Home Loan Bank Advances - The fair values of the Corporation’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued Interest - The carrying amounts of accrued interest approximate fair value.
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31,
	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$13,842	$13,842	$15,297	$15,297
Securities — Held to maturity	238	234	228	228
Securities — Available for sale	11,084	11,084	13,706	13,706
Other securities	4,237	4,237	4,237	4,237
Loans held for sale	422	428	937	952
Net loans	224,797	226,760	230,247	229,897
Accrued interest and late charges receivable	1,364	1,364	1,381	1,381

Liabilities:
Federal Home Loan Bank advances	59,330	60,409	54,476	54,403
Deposits	177,936	177,754	192,572	192,428
Accrued interest payable	544	544	546	546
Note 17 — Employee Stock Ownership Plan (ESOP)
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 17 — Employee Stock Ownership Plan (ESOP) (Continued)
The scheduled maturities of the loan are as follows (000’s omitted):

Year Ending
December 31
2008	$85
2009	89
2010	94
2011	98
2012	103
Thereafter	464

Total	$933

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
The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2007	2006

Allocated shares	92,575	74,060
Shares released for allocation	9,258	18,515
Shares distributed	(27,810)	(18,785)
Unreleased shares	83,317	92,575

Total ESOP shares	157,340	166,365

Fair value of unallocated shares	$942	$1,133

Total compensation expense applicable to the ESOP amounted to approximately $108,000, $214,000, and $234,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 18 — Stock Compensation Plans
The Corporation has a Recognition and Retention Plan (RRP) which authorizes up to 92,575 shares to be issued to employees and directors. 92,275 shares of restricted stock have been issued to employees and directors since 2003. Under the plan, the shares vest 20% per year for five years. Shares forfeited total 3,326 in 2007 and 3,399 in 2006. No shares of restricted stock were issued in 2007 and 3,884 shares of restricted stock were issued to certain employees and directors during 2006. During 2007, 17,589 shares vested and are no longer restricted for a total of 67,458 vested shares as of December 31, 2007. During 2006, 16,811 shares vested and are no longer restricted for a total of 49,869 vested shares as of December 31, 2006. Compensation expense applicable to the RRP amounted to $229,000, $230,000 and $215,000 for the years ended December 31, 2007, 2006 and 2005 respectively.
The Company’s Employee Stock Option Plan (the Plan), which is stockholder approved, permits the grant of stock options to its employees for up to 231,438 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten year contractual terms.
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
The fair value of each option granted in 2007 was $2.05. The fair value of each option granted in 2006 was $2.41. There were no options granted in 2005. As of December 31, 2007, there was $27,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. The fair value is estimated on the date of the grant using with the following weighted average assumptions:

	2007	2006
Dividend yield	1.8%	1.6%
Expected life	5 years	5 years
Expected volatility	22.3%	23.0%
Risk-free interest rate	3.02%-4.80%	3.02%-4.80%

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 18 — Stock Compensation Plans (continued)
A summary of changes of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	192	$13.09	185	$13.22
Granted	1	10.12	12	11.11
Exercised	—	—	—	—
Forfeited/expired	18	11.49	5	13.00

Outstanding at end of year	175	$12.82	192	$13.09

Exercisable at year-end	129	$12.88	101	$13.15

A summary of changes in exercisable stock options December 31, 2007 and 2006 is as follows:

	2007	2006
Beginning of year	101	65
Newly vested	28	36
Exercised	—	—

End of year	129	101

A summary of outstanding and exercisable stock options at December 31, 2007 is as follows:

Outstanding		Exercisable
Exercise Price	Number	Remaining	Number
Per share	Outstanding	Life (in Months)	Exercisable
$14.00	39,836	81	23,904
$13.10	5,000	84	2,000
$13.00	127,921	64	102,348
$11.15	1,500	96	600
$10.12	500	109	112

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 19 — Condensed Financial Statements of Parent Company
The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.
Condensed Balance Sheet (000s omitted)

	December 31,	December 31,
	2007	2006
Assets Cash	$758	$523
Investments	323	313
Investment in Monarch Community Bank	38,309	39,262
Other assets	28	167

Total assets	$39,418	$40,265

Liabilities and Stockholders’ Equity
Accrued expenses	$332	$279
Stockholders’ equity	39,086	39,986

Total liabilities and stockholders’ equity	$39,418	$40,265

Condensed Income Statement (000s omitted)

	December 31,	December 31,	December 31,
	2007	2006	2005
Income — Interest on investments	$23	$83	$84
Dividends from Monarch Community Bank	3,261	—	—
Operating expense	385	204	170

Income (loss) — Before equity in undistributed net income of subsidiary	2,899	(121)	(86)

Equity in undistributed net income of subsidiary	(1,154)	1,669	1,526

Net income	$1,745	$1,548	$1,440

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000s omitted, except per share data)
Note 19 — Condensed Financial Statements of Parent Company (Continued)
Condensed Statement of Cash Flows (000s omitted)

	December 31,	December 31,	December 31,
	2007	2006	2005
Cash flows from operating activities:

Net income	$1,745	$1,548	$1,440
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1	2	7
Allocation of ESOP and RRP	371	464	474
(Increase) decrease in other assets	139	(10)	1,230
Decrease in accrued expenses	54	(3)	(24)
Undistributed net income of subsidiary	1,154	(1,669)	(1,526)

Net cash provided by operating activities	3,464	332	1,601

Cash flows from investing activities:
Purchase of securities	(30)	(83)	—
Proceeds from sales and maturities of securities	20	439	606

Net cash (used in) provided by investing activities	(10)	356	606

Cash flows from financing activities:
Repurchase of common stock	(2,496)	(2,149)	(32)
Dividends received	—	—	—
Dividends paid	(723)	(630)	(568)

Net cash (used in) provided by financing activities	(3,219)	(2,779)	(600)

Net increase (decrease) in cash	235	(2,091)	1,607
Cash at beginning of year	523	2,614	1,007

Cash at end of year	$758	$523	$2,614

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated:

	Year Ended December 31, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$4,427	$4,396	$4,377	$4,345
Interest expense	2,353	2,308	2,304	2,257

Net interest income	2,074	2,088	2,073	2,088
Provision for loan losses	225	245	219	282

Net interest income after provision for loan losses	1,849	1,843	1,854	1,806

Noninterest income	1,000	969	1,040	937
Noninterest expense	2,191	2,192	2,266	2,343

Income before income taxes	658	620	628	400
Income tax expense	164	156	157	84

Net Income	$494	$464	$471	$316

Earnings per share:
Basic	$0.21	$0.19	$0.19	$0.14
Diluted	$0.21	$0.19	$0.19	$0.14
Cash dividends declared per share	$0.07	$0.07	$0.07	$0.08

	Year Ended December 31, 2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$4,032	$4,234	$4,415	$4,606
Interest expense	1,916	2,049	2,255	2,387

Net interest income	2,116	2,185	2,160	2,219
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,116	2,185	2,160	2,219

Noninterest income	752	803	743	824
Noninterest expense	2,463	2,542	2,438	2,267

Income before income taxes	405	446	465	776
Income tax expense	75	130	133	206

Net Income	$330	$316	$332	$570

Earnings per share:
Basic	$0.13	$0.12	$0.14	$0.24
Diluted	$0.13	$0.12	$0.14	$0.24
Cash dividends declared per share	$0.06	$0.06	$0.06	$0.06

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
ITEM 9A (T). Controls and Procedures
An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2007 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Monarch Community Bancorp, Inc. and Subsidiaries Management’s Report on Internal Control Over Financial Reporting
The management of Monarch Community Bancorp, Inc. and Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. Monarch Community Bancorp, Inc. and Subsidiaries internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of its financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, provide only reasonable assurance with respect to financial statement preparation and presentation.
Management of Monarch Community Bancorp, Inc. and Subsidiaries assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
Dated: March 28, 2008

Donald L. Denney
President and Chief Executive Officer

Rebecca S. Crabill
Vice President and Chief Financial Officer

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
ITEM 9B. Other Information – Not Applicable
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2008, under the captions “Election of Directors”, ”The Audit Committee”, ”Audit Committee Financial Expert”, ”Compliance with Section 16”, “Code of Ethics”, and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 11. Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2008, under the captions “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2008, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2007:

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders (1)	174,757	13.21	56,681
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2008, under the captions “Transactions with Certain Related Persons” and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2008, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
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

MONARCH COMMUNITY BANCORP, INC.
Dated: March 28, 2008	By:	/s/ Donald L. Denney
Donald L. Denney, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	Donald L. Denney	President and Chief Executive Officer	March 28, 2008
Donald L. Denney		(Principal Executive Officer)

/s/	Stephen M. Ross	Chairman of the Board	March 28, 2008
Stephen M. Ross

/s/	Rebecca S. Crabill	Vice President and Chief Financial Officer	March 28, 2008
Rebecca S. Crabill		(Principal Accounting Officer)

/s/	Harold A. Adamson	Director	March 28, 2008
Harold A. Adamson

/s/	Lauren L. Bracy	Director	March 28, 2008
Lauren L. Bracy

/s/	James R. Vozar	Director	March 28, 2008
James R. Vozar

/s/	Martin L. Mitchell	Director	March 28, 2008
Martin L. Mitchell

/s/	Gordon L. Welch	Director	March 28, 2008
Gordon L. Welch

/s/	Craig W. Dally	Director	March 28, 2008
Craig W. Dally

/s/	Richard L. Dobbins	Director	March 28, 2008
Richard L. Dobbins

Exhibit Index

Reference to
Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto

3.1	Registrant’s Articles of Incorporation	*

3.2	Registrant’s Bylaws (also incorporated by reference from Form 8-K filed on 9/20/06)	*

4	Registrant’s Specimen Stock Certificate	*

10.1	Employment Agreement between Monarch Community Bancorp, Inc and Donald L. Denney (incorporated by reference from Form 8-K filed on 9/25/2006)

10.2	Management Continuity Agreement between Monarch Community Bancorp, Inc. and William C. Kurtz and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)

10.3	Registrant’s Employee Stock Ownership Plan	*

10.4	Registrant’s 2003 Stock Option and Incentive Plan	**

10.5	Registrant’s Recognition and Retention Plan	**

10.6	Form of Stock Option Agreement	***

10.7	Management Continuity Agreement with Scott McQueen (incorporated by reference from Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 )	*

11	Statement re computation of per share earnings	See Note 1 of the
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

