Form 10-Q
period 2008-03-31
MONARCH COMMUNITY BANCORP INC
filed 2008-05-14
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
517-278-4566
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 30, 2008, there were 2,245,810 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2008	2007
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	9,527	$7,691
Federal Home Loan Bank overnight time and other interest bearing deposits	4,997	6,151

Total cash and cash equivalents	14,524	13,842
Securities — Available for sale	10,172	11,084
Securities — Held to maturity	240	238
Other securities	4,237	4,237
Loans held for sale	1,405	422
Loans, net	231,135	224,797
Foreclosed assets, net	1,072	1,515
Premises and equipment	4,631	4,675
Goodwill	9,606	9,606
Core deposit intangible	809	862
Other assets	7,350	7,930

Total assets	$285,181	$279,208

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$15,878	$13,609
Interest bearing	175,355	164,327

Total deposits	191,233	177,936
Federal Home Loan Bank advances	52,330	59,330
Accrued expenses and other liabilities	2,927	2,856

Total liabilities	246,490	240,122
Stockholders’ Equity
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,262,380 shares issued and outstanding at March 31, 2008 and 2,321,585 shares issued and outstanding at December 31, 2007	23	23
Additional paid-in capital	23,203	23,828
Retained earnings	16,469	16,341
Accumulated other comprehensive income	144	52
Unearned compensation	(1,148)	(1,158)

Total stockholders’ equity	38,691	39,086

Total liabilities and stockholders’ equity	$285,181	$279,208

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March	March
	2008	2007
	(Dollars in thousands, except per share data)

Interest Income
Loans, including fees	$4,058	$4,079
Investment securities	170	207
Federal funds sold and overnight deposits	58	141

Total interest income	4,286	4,427

Interest Expense
Deposits	1,555	1,629
Federal Home Loan Bank advances	659	724

Total interest expense	2,214	2,353

Net Interest Income	2,072	2,074
Provision for Loan Losses	308	225

Net Interest Income After Provision for Loan Losses	1,764	1,849

Non-interest Income
Fees and service charges	571	600
Loan servicing fees	109	111
Net gain on sale of loans	266	193
Net gain (loss) on sale of securities	—	(19)
Net gain (loss) on sale of fixed assets	—	(4)
Other income	53	119

Total non-interest income	999	1,000

Non-interest Expense
Salaries and employee benefits	1,191	1,106
Occupancy and equipment	263	266
Data processing	202	187
Amortization of mortgage servicing rights	119	86
Professional services	86	105
Amortization of core deposit intangible	54	68
NOW account processing	45	44
ATM/Debit card processing	46	44
Foreclosed property expense	58	23
Other general and administrative	257	262

Total non-interest expense	2,321	2,191

Income — Before income taxes	442	658
Income Taxes	110	164

Net Income	$332	$494

Earnings Per Share
Basic	$0.15	$0.21

Diluted	$0.15	$0.21

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
	Common Stock				Other
	Number of		Additional	Retained	Comprehensive	Unearned
	Shares	Amount	Paid in Capital	Earnings	Income	Compensation	Total

Balance — January 1, 2007	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986
3,326 shares repurchased at average price of $11.95/share	(3)		(40)				(40)
Vesting of 17,589 restricted shares						235	235
Allocation of ESOP shares			43			93	136
Repurchase of 208,570 shares at average price of $11.78/share	(209)	(2)	(2,454)				(2,456)
Stock option expenses			88				88
Comprehensive Income:
Net Income				1,745			1,745
Change in unrealized loss on securities available-for-sale, net of tax					115		115

Total comprehensive income							1,860
Dividends paid ($0.29/share)	—	—	—	(723)	—	—	(723)

Balance — December 31, 2007	2,322	$23	$23,828	$16,341	$52	$(1,158)	$39,086

Vesting of 788 restricted shares						10	10
Repurchase of 59,205 shares at average price of $10.52/share	(59)		(628)				(628)
Stock option expenses			3				3
Net Income				332			332
securities available-for-sale, net of tax					92		92

Total comprehensive income							424
Dividends paid ($0.09/share)	—	—	—	(204)	—	—	(204)

Balance — March 31, 2008	2,263	$23	$23,203	$16,469	$144	$(1,148)	$38,691

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$332	$494
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	289	278
Provision for loan losses	308	225
Stock option expense	3	22
Gain on sale of foreclosed assets	(16)	(66)
Mortgage loans originated for sale	(13,132)	(8,373)
Proceeds from sale of mortgage loans	12,415	7,821
Gain on sale of mortgage loans	(266)	(193)
Loss on sale of available for sale securities	—	19
Earned stock compensation	10	—
Loss on disposal of equipment	—	4
Net change in:
Deferred loan fees	(39)	7
Accrued interest receivable	146	66
Other assets	270	261
Accrued expenses and other liabilities	82	31

Net cash provided by operating activities	402	596
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	—	(3,819)
Proceeds from sales of securities	—	2,928
Proceeds from maturities of securities	1,049	—
Activity in held-to-maturity securities:
Purchases	(7)	—
Proceeds from maturities of securities	5	42
Loan originations and principal collections, net	(6,655)	3,346
Proceeds from sale of foreclosed assets	496	430
Purchase of premises and equipment	(73)	(37)

Net cash provided by (used in) investing activities	(5,185)	2,890
Cash Flows From Financing Activities
Net increase in deposits	13,297	876
Repurchase of common stock	(628)	—
Dividends paid	(204)	(177)
Proceeds from FHLB advances	6,000	2,500
Repayment of FHLB advances	(13,000)	(2,500)

Net cash provided by financing activities	5,465	699

Net Increase in Cash and Cash Equivalents	682	4,185
Cash and Cash Equivalents — Beginning	13,842	15,297

Cash and Cash Equivalents — End	$14,524	$19,482

Supplemental Cash Flow Information:
Cash paid for:
Interest	2,210	2,331
Income taxes	125	100
Noncash investing activities:
Loans transferred to foreclosed assets	48	117
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
The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year period.
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
RECLASSIFICATIONS
     Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Basic earnings per share
Numerator:
Net income	$332	$494

Denominator:
Weighted average common shares outstanding	2,283	2,534
Less: Average unallocated ESOP shares	(83)	(93)
Less: Average non-vested RRP shares	(25)	(42)

Weighted average common shares outstanding for basic earnings per share	2,175	2,399

Basic earnings per share	$0.15	$0.21

Diluted earnings per share
Numerator:
Net income	$332	$494

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,175	2,399
Add: Dilutive effects of restricted stock and stock options	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,175	2,399

Diluted earnings per share	$0.15	$0.21

STOCK-BASED COMPENSATION
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
The Corporation adopted the modified prospective method as required by SFAS 123 (R) which requires companies to expense the fair value of new stock option awards as well as the fair value of all unvested options outstanding at December 31, 2005 over the vesting period. Total compensation cost related to stock options was $3,000 and $22,000 for the quarters ended March 31, 2008 and 2007 respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption was permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies were able to adopt SFAS No. 159 for their first quarter 2007 financial statements. The Company did not adopt the standard early, therefore SFAS No. 159 will become applicable for years beginning January 1, 2008.
The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.
FAIR VALUE MEASUREMENTS
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
The following table present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Company to determine those fair values.

Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at March
	(Level 1)	(Level 2)	(Level 3)	31, 2008
Assets
Investment securities- available — for — sale	$6,804	$3,368		$10,172
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Company had no impairment charges for changes in fair value.
Other assets, including bank-owned life insurance, goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.
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
FINANCIAL CONDITION
Assets
Total assets increased $6.0 million, or 2.1%, to $285.2 million at March 31, 2008 compared to $279.2 million at December 31, 2007. Management attributes this growth to a strategy for 2008 that emphasizes increased asset growth in the commercial loan portfolio.
Securities
Securities decreased to $10.2 million at March 31, 2008 compared to $11.1 million at December 31, 2007. The decrease was attributable to $1.0 million security being called in the first quarter due to decreasing market interest rates.

Loans
The Bank’s net loan portfolio increased by $6.3 million, or 2.8%, from $224.8 million at December 31, 2007 to $231.1 million at March 31, 2008. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31,2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$123,142	52.7	$126,780	55.8%
Multi-family	5,848	2.5	5,594	2.5
Commercial	63,785	27.3	56,714	25.0
Construction or development	6,752	2.9	6,409	2.8

Total real estate loans	199,527	85.4	195,497	86.1
Other loans:
Consumer loans:
Home equity	19,944	8.5	20,430	9.1
Other	6,671	2.9	7,014	3.1

Total consumer loans	26,615	11.4	27,444	12.1
Commercial Business Loans	7,367	3.2	4,228	1.9

Total other loans	33,982	14.6	31,672	14.0

Total Loans	233,509	100.0%	227,169	100.0%

Allowance for loan losses	1,786		1,824
Less: Net deferred loan fees	588		548
Total Loans, net	$231,135		$224,797

One-to-four family loans decreased as a result of a $2.1 million decrease in adjustable rate mortgages and a $1.5 million decrease in all other mortgages (including fixed rate and balloon mortgages). Continuing with the strategy adopted in 2007, the Bank sold a large percentage of new one to four family loan originations. Commercial real estate loans increased $7.1 million and commercial business loans increased $3.1 million due to the continued focus on growth in commercial lending. The Bank has made inroads in the local market but also continues to originate large commercial real estate loans outside the market area. For the last several years the Bank has originated loans in areas outside the market area where the economy is perceived to be better than the local economy. The Bank also relies on good underwriting standards and maintaining current financial information to mitigate the risk associated with lending outside the market area. The Bank expects future loan growth to come primarily from commercial lending with a focus on in market lending.
The allowance for loan losses was $1,786,000 at March 31, 2008 and $1,824,000 at December 31, 2007, a decrease of $38,000 primarily due to net charge offs of $347,000 and a $308,000 provision for loan losses (see “Provision for Loan Losses” below). Charge-offs for the quarter ended March 31, 2008 included $255,000 of one-to-four family mortgage loans, $40,000 of home equity lines of credit, $29,000 of commercial business loans collateralized by real estate and $87,000 of consumer loans (including overdrafts). All of the $64,000 in recoveries for the quarter ended March 31, 2008, were from consumer loans (including overdrafts). See “Provision for Loan Losses” below for further explanation regarding charge-offs.
Deposits
Total deposits increased $13.3 million, or 7.5%, from $177.9 million at December 31, 2007 to $191.2 million at March 31, 2008. The increase can be attributed to a $6.4 million increase in money market accounts, a $3.5 million increase in certificates of deposit, $2.3 million increase in non-interest bearing accounts, and a $1.1 million increase in interest bearing demand and NOW accounts. The increase in money market accounts is largely due to management’s efforts to remain competitive with interest rates in this area of deposits. The increase in certificates of deposit consists primarily of an increase in brokered deposits. Management acquired additional brokered certificates of deposit during the three months ended March 31, 2008 to help offset maturing advances. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased to $52.3 million as of March 31, 2008 from $59.3 at December 31, 2007. Total proceeds from and repayments of FHLB advances for the three months ended March 31, 2008 total were $6.0 million and $13 million respectively. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits, including brokered deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $38.7 million at March 31, 2008 compared to $39.1 million at December 31, 2007. This represents 13.6% and 14.0% of total assets at March 31, 2008 and December 31, 2007, respectively. Increases in equity primarily resulted from $332,000 in year-to-date net income and a $92,000 increase in other comprehensive gain arising from an increase in the unrealized gain on securities. Decreases in equity for the three months ended March 31, 2008 included $628,000 in stock repurchases and $204,000 in dividend payments. Management considers its equity position to be strong.
As of March 31, 2008, the previously disclosed stock repurchase program has resulted in 59,000 shares repurchased with 169,000 remaining.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses changed only slightly, decreasing $2,000, or less than 1% for the three months ended March 31, 2008 compared to the same period in 2007. The Bank’s net interest margin increased to 3.25% for the quarter ended March 31, 2008 from 3.20% for the quarter ended March 31, 2007 as our average earning assets decreased compared to the same period a year ago.
Our net interest margin increased primarily due to the decrease in outstanding balances of securities as compared to the same period a year ago. Interest income from loans represented 94.7% of total interest income for the quarter ended March 31, 2008 compared to 92.1% for the same period in 2007. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposits and borrowings.
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Three Months Ended March 31,			Three Months Ended March 31,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$9,268	$58	2.51	$11,149	$141	5.13%
Investment securities	10,993	119	4.34	14,198	155	4.43
Other securities	4,174	50	4.80	4,174	52	5.05
Loans receivable	230,676	4,058	7.06	229,580	4,079	7.21

Total earning assets	$255,111	$4,285	6.74	$259,101	$4,427	6.93

Demand and NOW Accounts	$31,726	$25	0.32	$33,208	$16	0.20
Money market accounts	27,899	231	3.32	22,384	204	3.70
Savings accounts	19,147	20	0.42	22,661	23	0.41
Certificates of deposit	108,370	1,278	4.73	115,604	1,386	4.86
Federal Home Loan Bank Advances	52,756	659	5.01	52,910	724	5.55

Total interest bearing liabilities	$239,898	2,213	3.70	$246,767	2,353	3.87

Net interest income		$2,072			$2,074

Net interest spread			3.04			3.06

Net interest margin			3.25			3.20

Provision for Loan Losses
The Bank recorded a $308,000 provision for loan losses for the quarter ended March 31, 2008 compared to $225,000 for the same period ending in 2007. The level of non-performing assets, net charge-offs and additional loan impairment were primary considerations in determining the need for the increased provision. Net charge-offs for the quarter ended March 31, 2008 totaled $347,000 compared to $151,000 for the quarter ended March 31, 2007. The net charge-offs consisted primarily of one to four family loans. Management continues to be aggressive in valuing repossessed properties in efforts to sell quickly. This continues to be a challenge due to the current housing market and the weakened economy. Management believes the increase in provision was necessary to maintain adequate reserves; however, this is not reflective of any specific new problems in the loan portfolio. The level of non-performing assets decreased slightly from December 31, 2007 (see table to follow). If the level of non-performing assets and/or the trend of net charge-offs continues, and/or asset quality does not continue to stabilize, additional provisions for loan losses may be needed.
The following table presents non-performing assets and certain asset quality ratios at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31,2007
	(In thousands)
Non-performing loans	$1,149	$865
Real estate in judgement	154	630
Foreclosed and repossessed assets	918	885

Total non-performing assets	$2,221	$2,380

Non-performing loans to total loans	0.50%	0.38%
Non-performing assets to total assets	0.78%	0.85%
Allowance for loan losses to non-performing loans	155.50%	210.80%
Allowance for loan losses to net loans receiveable	0.77%	0.81%
The Bank had 16 non-performing loan relationships as of March 31, 2008 compared to 13 non-performing loan relationships as of December 31, 2007. The stabilization of our asset quality continues to remain a high priority for management.
Non-interest Income
While non-interest income remained relatively unchanged for the three months ended March 31, 2008 compared to the same period ending March 31, 2007, the components of non-interest income varied more significantly. Other income decreased $43,000 (from $96,000 to $53,000) and fees and service charges decreased $29,000 (from $600,000 to $571,000); these decreases were offset by a $73,000 increase in gain on the sale of loans (from $193,000 to $266,000). Other income decreased $43,000 primarily due to a decrease in net gain on the sale of foreclosed assets. The decrease in fees and service charges was a result of a $51,000 decrease in brokered loan income and management believes this trend will continue for 2008 and beyond. Fees and services charges decreased also as a result of a decrease in loan related fees of $22,000, but these decreases were offset by a decrease in costs associated with overdraft protection of $23,000 and an increase in NSF fee income of $25,000. In August 2007, there was a permanent reduction in the third party cost of administering the overdraft program.
The gain on sale of loans sharply increased during the quarter which management attributes to the changes in the fee structure within the secondary market which were implemented at the end of the first quarter. Because of these changes, management does not expect the next three quarters to produce the same amount of gain on sale of loans. The Bank sold 91 loans for the quarter ended March 31, 2008 compared to 63 for the quarter ended March 31, 2007.
Non-interest Expense
Noninterest expense increased $130,000, or 5.9% to $2.3 million for the three months ended March 31, 2008 compared to $2.2 million for the same period ending March 31, 2007. Salaries and employee benefits expense increased $85,000 (from $1.1 million to $1.2 million), due to normal increases in salaries and wages, an increase in staffing and utilization of contracted personnel. The Bank has 81 full-time equivalent employees as of March 31, 2008 compared to 77 full-time equivalent employees as of March 31, 2007. Repossessed property expense increased $35,000 (from $23,000 to $58,000) resulting from write downs on properties held in real estate owned. Amortization of mortgage servicing rights increased $33,000 (from $86,000 to $119,000) as a result of an increase in mortgage loan payoffs due to an upsurge of refinancing associated with the decrease of interest rates in the first quarter. Data processing increased $15,000 (from $187,000 to $202,000) due to implementation of network upgrades and utilization of additional services associated with the installation of a new telephone system. The additional costs will not continue after the first quarter. Professional services decreased $19,000 (from $105,000 to $86,000); this area of expense was higher in 2007 due to the Corporation’s attempt to execute a going private transaction which resulted in costs of $11,000 for the first quarter of 2007. Amortization of Core deposit intangible decreased $14,000 (from $68,000 to 54,000), as amortization of this asset continues to slow from year to year.

Federal Income Tax Expense
The Company’s provision for federal income taxes decreased $54,000 for the quarter ended March 31, 2008 compared to the same period in 2008 as our net income before taxes decreased $216,000. The effective tax rate for the quarter ended March 31, 2008 remained consistent with the same period in 2007, at 24.9% of income before tax. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2008 totaled $58.9 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At March 31, 2008 and based on current collateral levels, the Bank could borrow an additional $27.7 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents decreased by $5.0 million during the quarter ended March 31, 2008 compared to a $4.2 million increase for the same period in 2007. The primary sources of cash for the quarter ended March 31, 2008 were $13.3 million increase in deposits, $12.4 million in proceeds from the sale of mortgage loans, $6.0 million in proceeds from FHLB advances and $1.0 million in maturities of available-for-sale investment securities compared to a $.9 million increase in deposits, $7.8 million in proceeds from the sale of mortgage loans, and $2.9 million in proceeds from maturities of available-for-sale investment securities for the quarter ended March 31, 2007. The primary uses of cash for the quarter ended March 31, 2008 were $13.1 million of mortgage loans originated for sale, $13.0 million in repayments of FHLB advances and $6.6 million loan originations in excess of principal collections compared to $2.5 million in repayments of FHLB advances, $8.4 million in loans originated for sale, and $3.8 million in purchases of available-for-sale investment securities for the quarter ended March 31, 2007.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2008, the aggregate contractual obligations and commitments are:
Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$104,486	$58,918	$35,018	$10,550	$—
FHLB advances	52,330	14,652	19,328	18,350	—

Total	$156,816	$73,570	$54,346	$28,900	$—

Other Commitments

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
		(Dollars in Thousands)
Commitments to grant loans	$6,246	$6,246	$—	$—	$—
Unfunded commitments under HELOCs	15,407	1,566	3,516	3,818	6,507
Unfunded commitments under Commercial LOCs	2,685	1,012	994	679	—
Letters of credit	16	16	—	—	—

Total	$24,354	$8,840	$4,510	$4,497	$6,507

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of March 31, 2008, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of March 31, 2008 were as follows: Tier 1 leverage ratio 9.79%, Tier 1 risk-based capital ratio 12.43%; and total risk-based capital, 13.27%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.
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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s Net Portfolio Value (NPV) to changes in interest rates, the (NPV) model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management then compares the resulting NPV and the magnitude of change in NPA to regulatory and industry guidelines to determine if the company’s IRR is acceptable. Management believes, based on data from the model, as of March 31, 2008, and indicates that the Bank’s IRR level remains minimal.

ITEM 4T. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Corporation. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
				Maximum Number
			Total Number of Shares	(or Approximate
			(or Unit) Purchased as	Dollar Value) of Shares
	Total Number of		Part of Publicly	(or Units) that may
	Shares (or Units)	Average Price paid	Anounced Plans or	yet Be Purchased Under
Period	Purchased	per Share (or Unit)	Programs	the Plans or Program
1/01/08—1/31/08	41,200	$10.56	41,200	3,230
2/01/08—2/29/08	3,230	$11.02	3,230	—
3/01/08—3/31/08	14,775	$10.28	14,775	213,225

Total	59,205	$10.52	59,205	213,225

The table above details repurchases by Monarch Community Bancorp during the first three months ended March 31, 2008. Stock repurchased during the first two months of 2008 completed the Program initiated in 2007. Our board of directors approved the repurchase by us of up to an aggregate of 228,000 shares of our common stock pursuant to the Program in 2008. The expiration date of this Program is December 31, 2008. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

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

MONARCH COMMUNITY BANCORP, INC.
Date: May 14, 2008	By:	/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: May 14, 2008	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Management Continuity Agreement with Rebecca S. Crabill (Incorporated by references from Current Report on Form 8-K filed on February 27, 2008).

10.2	Amended and restated Directors Deferred Compensation Plan.

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.