Form 10-Q
period 2008-06-30
MONARCH COMMUNITY BANCORP INC
filed 2008-08-13
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 31, 2008, there were 2,107,368 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	June	December 31,
	2008	2007
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	7,962	$7,691
Federal Home Loan Bank overnight time and other interest bearing deposits	857	6,151

Total cash and cash equivalents	8,819	13,842
Securities — Available for sale	10,945	11,084
Securities — Held to maturity	37	238
Other securities	4,237	4,237
Loans held for sale	148	422
Loans, net	238,527	224,797
Foreclosed assets, net	830	1,515
Premises and equipment	4,626	4,675
Goodwill	9,606	9,606
Core deposit intangible	766	862
Other assets	8,539	7,930

Total assets	$287,080	$279,208

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Non-interest bearing	$16,206	$13,609
Interest bearing	175,828	164,327

Total deposits	192,034	177,936
Federal Home Loan Bank advances	54,830	59,330
Accrued expenses and other liabilities	2,637	2,856

Total liabilities	249,501	240,122

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,142,543 shares issued and outstanding at June 30, 2008 and 2,321,585 shares issued and outstanding at December 31, 2007	21	23
Additional paid-in capital	21,998	23,828
Retained earnings	16,521	16,341
Accumulated other comprehensive income	28	52
Unearned compensation	(989)	(1,158)

Total stockholders’ equity	37,579	39,086

Total liabilities and stockholders’ equity	$287,080	$279,208

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,090	$4,070	$8,148	$8,149
Investment securities	169	205	339	412
Federal funds sold and overnight deposits	29	121	87	262

Total interest income	4,288	4,396	8,574	8,823

Interest Expense
Deposits	1,483	1,541	3,038	3,170
Federal Home Loan Bank advances	643	767	1,302	1,491

Total interest expense	2,126	2,308	4,340	4,661

Net Interest Income	2,162	2,088	4,234	4,162
Provision for Loan Losses	448	245	757	470

Net Interest Income After Provision for Loan Losses	1,714	1,843	3,477	3,692

Non-interest Income
Fees and service charges	573	628	1,144	1,228
Loan servicing fees	111	110	220	221
Net gain on sale of loans	195	138	461	331
Net gain (loss) on sale of securities	2	—	2	(19)
Other income	60	93	113	208

Total non-interest income	941	969	1,940	1,969

Non-interest Expense
Salaries and employee benefits	1,121	1,074	2,267	2,140
Occupancy and equipment	254	247	517	513
Data processing	189	179	391	366
Amortization of mortgage servicing rights	112	87	231	173
Professional services	107	145	193	250
Amortization of core deposit intangible	43	54	97	122
NOW account processing	42	47	87	91
ATM/Debit card processing	51	49	97	93
Foreclosed property expense	27	16	85	39
Other general and administrative	376	294	677	596

Total non-interest expense	2,322	2,192	4,641	4,383

Income — Before income taxes	332	620	775	1,278
Income Taxes	85	156	195	320

Net Income	$247	$464	$580	$958

Earnings Per Share
Basic	$0.12	$0.19	$0.27	$0.40

Diluted	$0.12	$0.19	$0.27	$0.40

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
	Common Stock				Other
	Number of		Additional Paid	Retained	Comprehensive	Unearned
	Shares	Amount	in Capital	Earnings	Income	Compensation	Total
Balance — January 1, 2007	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986
Vesting of restricted shares						173	173
2,108 shares repurchased at $11.83 share	(2)		(24)				(24)
Stock option expenses			43				43
Comprehensive Income:
Net Income				958			958
Change in unrealized loss on securities available-for-sale, net of tax					(29)		(29)

Total comprehensive income							929
Dividends paid ($0.14/share)	—	—	—	(354)	—	—	(354)

Balance — June 30, 2007	2,532	$25	26,210	15,923	(92)	(1,313)	40,753

Balance — January 1 , 2008	2,322	$23	$23,828	$16,341	$52	$(1,158)	$39,086
Vesting of restricted shares						169	169
179,042 shares repurchased at an average price $10.24/share	(179)	(2)	(1,835)				(1,837)
Stock option expenses			5				5
Net Income				580			580
Change in unrealized loss on securities available-for-sale, net of tax					(24)		(24)

Total comprehensive income							556
Dividends paid ($0.18/share)	—	—	—	(400)	—	—	(400)

Balance — June 30, 2008	2,143	21	21,998	16,521	28	(989)	37,579

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June, 30
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$580	$958
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	574	534
Provision for loan losses	757	470
Stock option expense	5	43
Gain on sale of foreclosed assets	(35)	(114)
Mortgage loans originated for sale	(21,718)	(13,850)
Proceeds from sale of mortgage loans	21,196	13,716
Gain on sale of mortgage loans	(461)	(331)
(Gain) Loss on sale of available for sale securities	(2)	19
Earned stock compensation	169	173
Gain on disposal of equipment	—	6
Net change in:
Deferred loan fees	(47)	10
Accrued interest receivable	21	95
Other assets	(848)	6
Accrued expenses and other liabilities	(208)	(286)

Net cash provided by operating activities	(17)	1,449
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(2,269)	(3,819)
Proceeds from sales of securities	—	2,928
Proceeds from maturities of securities	2,364	2,101
Activity in held-to-maturity securities:
Purchases	(7)	—
Proceeds from maturities of securities	208	—
Loan originations and principal collections, net	(13,723)	2,727
Proceeds from sale of foreclosed assets	1,249	748
Proceeds from sale of premises and equipment	—	102
Purchase of premises and equipment	(189)	(61)

Net cash provided by (used in) investing activities	(12,367)	4,726
Cash Flows From Financing Activities
Net increase in deposits	14,098	(9,858)
Repurchase of common stock	(1,837)	(24)
Dividends paid	(400)	(354)
Proceeds from FHLB advances	8,500	13,500
Repayment of FHLB advances	(13,000)	(10,500)

Net cash provided by financing activities	7,361	(7,236)

Net Increase in Cash and Cash Equivalents	(5,023)	(1,061)
Cash and Cash Equivalents — Beginning	13,842	15,297

Cash and Cash Equivalents — End	$8,819	$14,236

Supplemental Cash Flow Information:
Cash paid for:
Interest	4,343	4,733
Income taxes	325	450
Noncash investing activities:
Loans transferred to foreclosed assets	540	278
Issuance of common stock in connection with the 2003 RRP	—	—
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
The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year period.
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
EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic earnings per share
Numerator:
Net income	$247	$464	$580	$958

Denominator:
Weighted average common shares outstanding	2,209	2,532	2,246	2,533
Less: Average unallocated ESOP shares	(83)	(93)	(83)	(93)
Less: Average non-vested RRP shares	(15)	(33)	(35)	(38)

Weighted average common shares outstanding for basic earnings per share	2,111	2,406	2,128	2,402

Basic earnings per share	$0.12	$0.19	$0.27	$0.40

Diluted earnings per share
Numerator:
Net income	$247	$464	$580	$958

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,111	2,406	2,128	2,402
Add: Dilutive effects of restricted stock and stock options	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,111	2,406	2,128	2,402

Diluted earnings per share	$0.12	$0.19	$0.27	$0.40

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
The following table present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Company to determine those fair values.

		Significant
		Other	Significant
	Quoted Prices in Active	Observable	Unobservable
	Markets for Identical	Inputs (Level	Inputs (Level	Balance at June 30,
	Assets (Level 1)	2)	3)	2008
Assets
Investment securities- available — for — sale	$7,752	$3,193		$10,945
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Company had no impairment charges for changes in fair value for assets measured on a recurring basis.
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
FINANCIAL CONDITION
Assets
Total assets increased $7.9 million, or 2.8%, to $287.1 million at June 30, 2008 compared to $279.2 million at December 31, 2007. Management attributes this growth to a strategy for 2008 that emphasizes growth in the commercial business and real estate loan portfolio.
Securities
Securities decreased to $10.9 million at June 30, 2008 compared to $11.1 million at December 31, 2007. The decrease was attributable to $1.0 million security being called in the first quarter due to decreasing market interest rates. This decrease was offset by the purchase of $1.0 million security in the 2nd quarter as a result of efforts to increase yield by purchasing short term investments.
Loans
The Bank’s net loan portfolio increased by $13.7 million, or 6.1%, from $224.8 million at December 31, 2007 to $238.5 million at June 30, 2008. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$124,140	51.5	$126,780	55.8%
Multi-family	5,828	2.4	5,594	2.5
Commercial	71,218	29.5	56,714	25.0
Construction or development	5,514	2.3	6,409	2.8

Total real estate loans	206,700	85.7	195,497	86.0
Other loans:
Consumer loans:
Home equity	19,897	8.3	20,430	9.0
Other	6,251	2.6	7,014	3.1

Total consumer loans	26,148	10.8	27,444	12.1
Commercial Business Loans	8,281	3.4	4,228	1.9

Total other loans	34,429	14.3	31,672	14.0

Total Loans	241,129	100.0%	227,169	100.0%

Allowance for loan losses	2,006		1,824
Less: Net deferred loan fees	596		548
Loans in process	—		—

Total Loans, net	$238,527		$224,797

One-to-four family loans decreased as a result of a $4.6 million decrease in adjustable rate mortgages and a $1.8 million decrease in all other mortgages (including fixed rate mortgages), this decrease was offset by an increase in balloon loans of $3.5 million. Continuing with the strategy adopted in 2007, the Bank sold a large percentage of new one to four family loan originations. Commercial real estate loans increased $14.5 million and commercial business loans increased $4.1 million due to the continued focus on growth in commercial lending. The Bank has made inroads in the local market but also continues to originate large commercial real estate loans outside the market area. For the last several years the Bank has originated loans in areas outside the market area where the economy is perceived to be better than the local economy. The Bank also relies on good underwriting standards and maintaining current financial information to mitigate the risk associated with lending outside the market area. The Bank expects future loan growth to come primarily from commercial lending with a focus on in-market lending.
The allowance for loan losses was $2,006,000 at June 30, 2008 compared to $1,824,000 at December 31, 2007, an increase of $182,000. This increase was primarily due a provision for loan losses of $757,000, which was offset by net charge offs of $575,000 for the six months ended June 2008, (see “Provision for Loan Losses” below). Charge-offs for the six months ended June 30, 2008 included $356,000 of one-to-four family mortgage loans, $55,000 of home equity lines of credit, $39,000 of commercial loans collateralized by real estate and $224,000 of consumer loans (including overdrafts). Recoveries consisted of $97,000 in consumer loans (including overdrafts) and $2,000 in commercial loans collateralized by real estate. See “Provision for Loan Losses” below for further explanation regarding charge-offs.
Deposits
Total deposits increased $14.1 million, or 7.9%, from $177.9 million at December 31, 2007 to $192.0 million at June 30, 2008. The increase can be attributed to a $12.4 million increase in money market accounts, $2.6 million increase in non-interest bearing accounts, offset by a decrease of $500,000 in interest bearing demand and NOW accounts and a decrease of $400,000 in certificates of deposits. The increase in money market accounts is largely due to management’s efforts to remain competitive with interest rates in this category of deposits. The increase in money markets as well as non-interest bearing accounts has provided funding so it has not been necessary for management to replace the maturing certificates of deposits. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased to $54.8 million as of June 30, 2008 from $59.3 at December 31, 2007. Total proceeds from and repayments of FHLB advances for the six months ended June 30, 2008 total were $8.5 million and $13.5 million respectively. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits, including brokered deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $37.6 million at June 30, 2008 compared to $39.1 million at December 31, 2007. This represents 13.1% and 14.0% of total assets at June 30, 2008 and December 31, 2007, respectively. Increases in equity primarily resulted from $580,000 in year-to-date net income. Decreases in equity for the six months ended June 30, 2008 included $1,837,000 in stock repurchases and $400,000 in dividend payments. Management considers its equity position to be strong.
As of June 30, 2008, the previously disclosed stock repurchase program has resulted in 177,000 shares repurchased with 51,000 remaining shares to be repurchased.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses increased $74,000 for the quarter ended June 30, 2008 compared to the same period in 2007. The Bank's net interest margin increased to 3.33% for the quarter ended June 30, 2008 from 3.25% for the quarter ended June 30, 2007 as our deposit costs decreased more than our loan yields.
Net interest income before any provision for loan losses increased $72,000 for the six months ended June 30, 2008 compared to the same period in 2007. The Bank’s net interest margin increased to 3.29% for the six months ended June 30, 2008 from 3.22% for the six months ended June 30, 2007 as our deposit costs decreased more than our loan yields compared to the same period a year ago.
Our net interest margin increased primarily due to the decrease in costs associated with our borrowings and increases in lower costing deposit balances as compared to the same period a year ago. Interest income from loans represented 95.0% of total interest income for the six months ended June 30, 2008 compared to 92.4% for the same period in 2007. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposits and borrowings.
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Six Months Ended June 30,			Six Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$9,323	$87	1.87%	$10,266	$262	5.15%
Investment securities	10,849	235	4.34	14,334	318	4.47
Other securities	4,174	104	5.00	4,174	94	4.54
Loans receivable	233,220	8,148	7.01	229,480	8,149	7.16

Total earning assets	$257,566	$8,574	6.68	$258,254	$8,823	6.89

Demand and NOW Accounts	$32,413	$49	0.30	$32,601	$34	0.21
Money market accounts	31,469	491	3.13	23,069	428	3.74
Savings accounts	19,273	41	0.43	22,559	47	0.42
Certificates of deposit	106,224	2,457	4.64	110,521	2,662	4.86
Federal Home Loan Bank Advances	52,557	1,302	4.97	54,362	1,490	5.53

Total interest bearing liabilities	$241,936	4,340	3.60	$243,112	4,661	3.87

Net interest income		$4,234			$4,162

Net interest spread			3.08%			3.02%

Net interest margin			3.29%			3.22%

Provision for Loan Losses
The Bank recorded a provision for loan losses of $448,000 for the quarter ended June 30, 2008 compared to $245,000 for the quarter ended June 30, 2007. Net charge-offs for the quarter ended June 30, 2008 totaled $228,000 compared to $160,000 for the same period a year ago. While charge off activity continues to consist mostly of 1-4 family residential mortgage loans, there has been an increase in consumer loans as well for the quarter ended June 2008.
The Bank recorded a $757,000 provision for loan losses for the six months ended June 30, 2008 compared to $470,000 for the same period in 2007, an increase of $287,000. Management believes the increase in provision was necessary to maintain adequate reserves. The level of non-performing assets, net charge-offs, loan impairment, and loan growth were primary considerations in determining the need for the increased provision. The level of nonperforming assets increased from December 31, 2007, however, the amount of real estate in judgment and foreclosed and repossessed properties decreased. Management continues to be aggressive in valuing repossessed properties in efforts to sell quickly and in maintaining moderate levels of non-performing assets. This continues to be a challenge due to the current housing market and the weakened economy. Non-performing loans increased from December 31, 2007, as a result of several commercial real estate and commercial business loans developing into 90 day plus delinquencies. Net charge-offs for the six months ended June 30, 2008 totaled $575,000 compared to $311,000 for the six months ended June 30, 2007. The net charge-offs consisted primarily of one to four family loans and consumer loans. If the level of non-performing assets and/or the trend of net charge-offs continues additional provisions for loan losses may be needed.
The following table presents non-performing assets and certain asset quality ratios at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
	(In thousands)
Non-performing loans	$1,947	$865
Real estate in judgement	331	630
Foreclosed and repossessed assets	499	885

Total non-performing assets	$2,777	$2,380

Non-performing loans to total loans	0.81%	0.38%
Non-performing assets to total assets	0.97%	0.85%
Allowance for loan losses to non-performing loans	103.10%	210.80%
Allowance for loan losses to net loans recieveable	0.83%	0.81%
The Bank had 26 non-performing loan relationships as of June 30, 2008 compared to 13 non-performing loan relationships as of
December 31, 2007.
Non-interest Income
Non-interest income for the quarter ended June 30, 2008 decreased $28,000, or 2.9%, from $969,000 to $941,000 compared to the same period a year ago. Fees and Service charges decreased $55,000 for the quarter ended June 30, 2008 from $628,000 to $573,000 compared to the same period a year ago. This decrease was a result of a decrease in brokered loan income of $45,000, a decrease in construction and commercial loan fees of $14,000 and a decrease in overdraft fees of $39,000. These decreases were offset by a decrease in costs associated with our overdraft protection program of $29,000, an increase in atm/debit card income of $11,000 and an increase in all other fees of $3,000. Management expects the downward trend in brokered loan income to continue through 2008 and beyond as activity in this area of the market has slowed. Other income decreased $33,000 for the quarter ended June 30, 2008 from $93,000 to $60,000 as a result of decreases in net gain on sale of foreclosed assets of $30,000 and a decrease in rental income of $11,000 which were offset by a decrease in net losses associated with the sale of fixed assets and an increase of $8,000 in all other income. The decrease in rental income is expected to continue as the Bank ceased the rental of one of its sites at the end of 2007. The decreases in fees and service charges and other income are offset by an increase in gain on sale of loans for the quarter ended June 30, 2008 of $57,000 from $138,000 to $195,000.

Non-interest income for the six months ended June 30, 2008 decreased $29,000, or 1.5%, from $2.0 million to $1.9 million for the same period in 2007. Fees and Service charges decreased $84,000 for the six months ended June 30, 2008 from $1.2 million to $1.1 million compared to the same period a year ago. This decrease was a result of a decrease in brokered loan income of $96,000, a decrease in construction and commercial loan fees of $28,000, a decrease of overdraft fees of $15,000 a decrease of $7,000 in deposit account service charges and a decrease in all other fees of $6,000. These decreases were offset by a decrease in costs associated with our overdraft protection program of $52,000, an increase in atm/debit card income of $16,000 and an increase in all other fees of $3,000. Other income decreased $95,000 for the six months ended June 30, 2008 from $208,000 to $113,000 as a result of decreases in net gain on sale of foreclosed assets of $80,000, a decrease in rental income of $25,000 and a decrease in all other income of $3,000 which were offset by a decrease in net losses associated with sale of fixed assets of $7,000. The decreases in fees and service charges and other income are offset by an increase in gain on sale of loans for the six months ended June 30, 2008 of $130,000 from $331,000 to $461,000. A gain of $2,000 on the sale of securities for the six months ended June 30, 2008 compared to a net loss of $19,000 for the same period in 2007 also offset the decreases in fees and service charges and other income.
Non-interest Expense
Noninterest expense increased $130,000, or 5.9%, to $2.3 million for the three months ended June 30, 2008 compared to $2.2 million for the same period ending June 30, 2007. Salaries and employee benefits expense increased $47,000 as a result of normal increases in salaries and wages, an increase in staffing and utilization of contracted personnel. The Bank has 85 full-time equivalent employees as of June 30, 2008 compared to 80 full-time equivalent employees as of June 30, 2007. Other general and administrative expenses increased $82,000 from $294,000 to $376,000 for the quarter ended June 30, 2008 compared to the same period a year ago. These increases include an increase in advertising of $33,000, an increase in loan related fees of $17,000, and an increase in costs associated with FDIC insurance of $29,000. The increase in advertising reflects the Bank’s efforts to utilize sources of media as a means of promoting products and services and participation in community activities. The increase in loan related fees can be directly linked to the additional fees implemented in the secondary market at the end of the first quarter and is a by-product of the increase in the gain on sale of loans. Amortization of mortgage servicing rights increased $25,000 (from $87,000 to $112,000) as a result of a continued increase in mortgage loan payoffs due to refinancing associated with the decrease of interest rates in the first quarter. Foreclosed property expense increased $11,000, from $16,000 to $27,000 as a result of increases in expenses associated with preparing the properties for sale. Data processing increased $10,000 (from $179,000 to $189,000) due to an increase in service bureau charges and one-time charges related to upgrading the Company’s network communications. Occupancy and equipment expense increased $7,000 from $247,000 to $254,000. These increases were offset by decreases in professional services of $38,000 (from $145,000 to $107,000). This area of expense was higher in 2007 due to the Company’s attempt to execute a going private transaction. Amortization of Core Deposit Intangible decreased $11,000 (from $54,000 to $43,000).
Noninterest expense increased $258,000, or 5.9%, to $4.6 million for the six months ended June 30, 2008 compared to $4.4 million for the same period in 2007. Salaries and employee benefits expense increased $127,000, from $2.1 million to $2.3 million, due to reasons mentioned in the preceding paragraph. Other general and administrative expenses increased $83,000, from $596,000 to $679,000 for the six months ended June 30, 2008 compared to the same period a year ago. These increases include an increased in advertising of $49,000, an increase in loan related fees of $25,000. Theses increases were offset by a decrease in all other general and administrative expenses of $24,000. Repossessed property expense increased $46,000, from $39,000 to $85,000, resulting from write downs on properties held in real estate owned and additional expenses associated with preparing the properties for sale. Amortization of mortgage servicing rights increased $57,000 (from $173,000 to $230,000) as a result of an increase in mortgage loan payoffs due to refinancing associated with the decrease of interest rates in the first quarter. Data processing increased $24,000, from $366,000 to $390,000 due to implementation of network upgrades and costs associated with the installation of a new telephone system. Professional services decreased $57,000, from $250,000 to $193,000; this area of expense was higher in 2007 due reason mentioned in the preceding paragraph. Amortization of Core deposit intangible decreased $26,000, from $122,000 to $96,000, as amortization of this asset continues to slow from year to year.
Federal Income Tax Expense
The Company’s provision for federal income taxes decreased $71,000 for the quarter ended June 30, 2008 compared to the same period in 2008 as our net income before taxes decreased $288,000. The effective tax rate for the quarter ended June 30, 2008 remained consistent with the same period in 2007, at 25.2% of income before tax. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2008 totaled $60.4 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At June 30, 2008 and based on current collateral levels, the Bank could borrow an additional $21.1 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents decreased by $5.0 million during the six months ended June 30, 2008 compared to a $1.0 million decrease for the same period in 2007. The primary sources of cash for the six months ended June 30, 2008 were $14.1 million increase in deposits, $21.2 million in proceeds from the sale of mortgage loans, $8.5 million in proceeds from FHLB advances and $2.4 million in maturities of available-for-sale investment securities compared to increases of $13.7 million in proceeds from the sale of mortgage loans, and $5.0 million in proceeds from sales and maturities of available-for-sale investment securities for the six months ended June 30, 2007. The primary uses of cash for the six months ended June 30, 2008 were $21.7 million of mortgage loans originated for sale, $13.0 million in repayments of FHLB advances, $13.7 million loan originations in excess of principal collections and $2.3 million in purchases of available-for-sale investment securities compared to $10.5 million in repayments of FHLB advances, $13.9 million in loans originated for sale, and $3.8 million in purchases of available-for-sale investment securities.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2008, the aggregate contractual obligations and commitments are:
Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$100,290	$60,390	$30,211	$9,689	$—
FHLB advances	54,830	20,152	21,328	13,350	—

Total	$155,120	$80,542	$51,539	$23,039	$—

Other Commitments

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$10,650	$10,650	$—	$—	$—
Unfunded commitments under HELOCs	15,441	1,631	3,726	3,741	6,343
Unfunded commitments under Commercial LOCs	4,870	688	1,093	923	2,166
Letters of credit	16	16	—	—	—

Total	$30,977	$12,985	$4,819	$4,664	$8,509

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of June 30, 2008, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of June 30, 2008 were as follows: Tier 1 leverage ratio 9.61%, Tier 1 risk-based capital ratio 11.95%; and total risk-based capital, 12.86%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.
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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s Net Portfolio Value (NPV) to changes in interest rates, the (NPV) model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management then compares the resulting NPV and the magnitude of change in NPA to regulatory and industry guidelines to determine if the company’s IRR is acceptable. Management believes, based on data from the model, as of June 30, 2008, and indicates that the Bank’s IRR level remains minimal.

ITEM 4T. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number (or
			(or Unit) Purchased as	Approximate Dollar Value) of
	Total Number of		Part of Publicly	Shares (or Units) that may yet
	Shares (or Units)	Average Price paid	Anounced Plans or	Be Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Program
4/01/08-4/30/08	44,950	$10.19	44,950	168,275
5/01/08-5/31/08	39,470	$10.12	39,470	130,105
6/01/08-6/30/08	33,500	$9.94	33,500	95,305

Total	117,920	$10.10	117,920	95,305

The table above details repurchases by Monarch Community Bancorp during the three months ended June 30, 2008. Stock repurchased during the first two months of 2008 completed the Program initiated in 2007. Our board of directors approved the repurchase by us of up to an aggregate of 228,000 shares of our common stock pursuant to the Program in 2008. The expiration date of this Program is December 31, 2008. Unless terminated earlier by resolution of our board of directors, the Program will expire on the earlier of such expiration date or when we have repurchased all shares authorized for repurchase under the Program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
1.	Election of Directors with terms ending in 2011

Harold A. Adamson	For: 1,612,471	Withheld: 350,964
James W. Gordon	For: 1,625,412	Withheld: 338,023
Karl F. Loomis	For: 1,620,408	Withheld: 343,027
The following are the names of the directors (and remaining terms) whose terms continued after the meeting:

Stephen M. Ross	Term Expires: 2009
Martin M. Mitchell	Term Expires: 2009
Gordon L. Welch	Term Expires: 2009
Craig W. Dally	Term Expires: 2010
Donald L. Denney	Term Expires: 2010
Richard L. Dobbins	Term Expires: 2010
2.	Ratification of appointment of Plante & Moran, LLP as independent auditors for the fiscal year ending December 31, 2008:

For: 1,905,947	Against: 54,575	Abstain: 2,912
Item 5. OTHER INFORMATION
Not applicable
Item 6. EXHIBITS
See the index to exhibits.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.
Date: August 13, 2008	By:	/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: August 13, 2008	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.