Form 10-Q
period 2008-09-30
MONARCH COMMUNITY BANCORP INC
filed 2008-11-14
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2008, there were 2,046,102 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	September	December 31,
	2008	2007
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	7,468	$7,691
Federal Home Loan Bank overnight time and other interest bearing deposits	1,309	6,151

Total cash and cash equivalents	8,777	13,842
Securities — Available for sale	8,932	11,084
Securities — Held to maturity	37	238
Other securities	4,237	4,237
Loans held for sale	770	422
Loans, net	241,578	224,797
Foreclosed assets, net	1,731	1,515
Premises and equipment	4,531	4,675
Goodwill	9,606	9,606
Core deposit intangible	723	862
Other assets	7,051	7,930

Total assets	$287,973	$279,208

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$14,463	$13,609
Interest bearing	176,730	164,327

Total deposits	191,193	177,936
Federal Home Loan Bank advances	57,330	59,330
Accrued expenses and other liabilities	2,687	2,856

Total liabilities	251,210	240,122

Stockholders’ Equity
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,063,948 shares issued and outstanding at September 30, 2008 and 2,321,585 shares issued and outstanding at December 31, 2007	20	23
Additional paid-in capital	21,240	23,828
Retained earnings	16,391	16,341
Accumulated other comprehensive income	50	52
Unearned compensation	(938)	(1,158)

Total stockholders’ equity	36,763	39,086

Total liabilities and stockholders’ equity	$287,973	$279,208

See accompanying notes to condensed consolidated financial statements.

Net Interest Income After Provision for Loan Losses	1,453	1,854	4,929	5,546

Non-interest Income
Fees and service charges	598	653	1,741	1,881
Loan servicing fees	110	108	330	329
Net gain on sale of loans	101	139	563	470
Net gain (loss) on sale of securities	—	—	2	(19)
Net gain (loss) on sale of fixed assets	—	71	—	71
Other income	89	69	204	277

Total non-interest income	898	1,040	2,840	3,009

Non-interest Expense		2,260
Salaries and employee benefits	1,063	1,065	3,330	3,205
Occupancy and equipment	262	250	779	763
Data processing	185	180	575	546
Amortization of mortgage servicing rights	91	92	321	265
Professional services	108	180	301	430
Amortization of core deposit intangible	43	54	139	176
NOW account processing	40	42	129	133
ATM/Debit card processing	52	51	149	144
Foreclosed property expense	84	86	169	125
Other general and administrative	330	266	1,008	862

Total non-interest expense	2,258	2,266	6,900	6,649

Income — Before income taxes	93	628	869	1,906
Income Taxes	36	157	232	477

Net Income	$57	$471	$637	$1,429

Earnings Per Share
Basic	$0.03	$0.14	$0.30	$0.59

Diluted	$0.03	$0.14	$0.30	$0.59

See accompanying notes to condensed consolidated financial statements.

	Common Stock				Accumulated
					Other
	Number of		Additional Paid	Retained	Comprehensive	Unearned
	Shares	Amount	in Capital	Earnings	Income	Compensation	Total
Balance - January 1, 2007	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986
Vesting of restricted shares						217	217
3,204 shares repurchased at $11.95/share	(3)		(38)				(38)
Stock option expenses			65				65
Comprehensive Income:
Net Income				1,429			1,429
Change in unrealized loss on securities available-for-sale, net of tax					56		56

Total comprehensive income							1,485
Dividends paid ($0.14/share)	—	—	—	(531)	—	—	(531)

Balance - September 30, 2007	2,531	$25	26,218	16,217	(7)	(1,269)	41,184

Balance - January 1, 2008	2,322	$23	$23,828	$16,341	$52	$(1,158)	$39,086
Vesting of restricted shares						220	220
259,733 shares repurchased at an average price $9.91/share	(260)	(3)	(2,596)				(2,599)
Stock option expenses			8				8
Net Income				637			637
Change in unrealized loss on securities available-for-sale, net of tax					(2)		(2)

Total comprehensive income							635
Dividends paid ($0.27/share)	—	—	—	(587)	—	—	(587)

Balance - September 30, 2008	2,062	20	21,240	16,391	50	(938)	36,763

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September, 30
	2008	2007
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$637	$1,429
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	834	826
Provision for loan losses	1,488	689
Stock option expense	8	65
Gain on sale of foreclosed assets	(9)	(131)
Mortgage loans originated for sale	(25,617)	(20,548)
Proceeds from sale of mortgage loans	25,832	20,671
Gain on sale of mortgage loans	(563)	(470)
(Gain) Loss on sale of available for sale securities	(2)	19
Earned stock compensation	220	217
Gain on disposal of equipment	—	(71)
Net change in:
Deferred loan fees	(34)	10
Accrued interest receivable	76	18
Other assets	483	195
Accrued expenses and other liabilities	(194)	(421)

Net cash provided by operating activities	3,159	2,498
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(2,268)	(3,819)
Proceeds from sales of securities	—	2,928
Proceeds from maturities of securities	4,401	2,091
Activity in held-to-maturity securities:
Purchases	(7)	—
Proceeds from maturities of securities	208	15
Loan originations and principal collections, net	(20,036)	393
Proceeds from sale of foreclosed assets	1,619	846
Proceeds from sale of premises and equipment	—	283
Purchase of premises and equipment	(212)	(112)

Net cash provided by (used in) investing activities	(16,295)	2,625
Cash Flows From Financing Activities
Net increase in deposits	13,257	(11,080)
Repurchase of common stock	(2,599)	(37)
Dividends paid	(587)	(531)
Proceeds from FHLB advances	38,500	33,500
Repayment of FHLB advances	(40,500)	(27,500)

Net cash provided by financing activities	8,071	(5,648)

Net Increase in Cash and Cash Equivalents	(5,065)	(525)
Cash and Cash Equivalents — Beginning	13,842	15,297

Cash and Cash Equivalents — End	$8,777	$14,772

Supplemental Cash Flow Information:
Cash paid for:
Interest	6,492	6,961
Income taxes	385	600
Noncash investing activities:
Loans transferred to foreclosed assets	1,801	1,513
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
The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year period.
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
EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Basic earnings per share
Numerator:
Net income	$57	$471	$637	$1,429

Denominator:
Weighted average common shares outstanding	2,097	2,531	2,196	2,532
Less: Average unallocated ESOP shares	(83)	(93)	(83)	(93)
Less: Average non-vested RRP shares	(11)	(28)	(35)	(35)

Weighted average common shares outstanding for basic earnings per share	2,003	2,410	2,078	2,404

Basic earnings per share	$0.03	$0.19	$0.30	$0.59

Diluted earnings per share
Numerator:
Net income	$57	$471	$637	$1,429

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,003	2,410	2,078	2,404
Add: Dilutive effects of restricted stock and stock options	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,003	2,410	2,078	2,404

Diluted earnings per share	$0.03	$0.19	$0.30	$0.59

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption was permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies were able to adopt SFAS No. 159 for their first quarter 2007 financial statements.  The Company did not adopt the standard early, therefore SFAS No. 159 became applicable for years beginning January 1, 2008 and had no impact on the financial statements.
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
The following table present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and the valuation techniques used by the Company to determine those fair values.

		Significant
		Other	Significant
	Quoted Prices in Active	Observable	Unobservable
	Markets for Identical	Inputs (Level	Inputs (Level	Balance at
	Assets (Level 1)	2)	3)	September 30, 2008
Assets
Investment securities- available — for — sale	$5,736	$3,196		$8,932
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
FINANCIAL CONDITION
Assets
Total assets increased $8.8 million, or 3.1%, to $288.0 million at September 30, 2008 compared to $279.2 million at December 31, 2007. Management attributes this growth to a strategy for 2008 that emphasizes growth in the commercial business and real estate loan portfolio.
Securities
Securities decreased to $8.9 million at September 30, 2008 compared to $11.1 million at December 31, 2007. The decrease was attributable to $2.3 million in securities being called due to decreasing market interest rates and $2.1 million in securities maturing. This decrease was offset by the purchase of $2.2 million in securities as a result of efforts to increase yield on investments.

Loans
The Bank’s net loan portfolio increased by $16.8 million, or 7.5%, from $224.8 million at December 31, 2007 to $241.6 million at September 30, 2008. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real Estate Loans:
One-to-four family	$123,936	50.7	$126,780	55.8%
Multi-family	5,759	2.4	5,594	2.5
Commercial	74,547	30.5	56,714	25.0
Construction or development	5,598	2.2	6,409	2.8

Total real estate loans	209,840	85.8	195,497	86.0
Other loans:
Consumer loans:
Home equity	20,666	8.5	20,430	9.0
Other	5,817	2.4	7,014	3.1

Total consumer loans	26,483	10.8	27,444	12.1
Commercial Business Loans	8,134	3.3	4,228	1.9

Total other loans	34,617	14.2	31,672	14.0

Total Loans	244,457	100.0%	227,169	100.0%

Allowance for loan losses	2,296		1,824
Less: Net deferred loan fees	583		548
Loans in process	—		—

Total Loans, net	$241,578		$224,797

One-to-four family loans decreased as a result of a $7.5 million decrease in adjustable rate mortgages and a $1.3 million decrease in all other mortgages (including fixed rate mortgages), this decrease was offset by an increase in balloon loans of $4.9 million. Continuing with the strategy adopted in 2007, the Bank sold a large percentage of new one to four family loan originations. Commercial real estate loans increased $17.8 million and commercial business loans increased $3.9 million due to the continued focus on growth in commercial lending. The Bank has made inroads in the local market but also continues to originate large commercial real estate loans outside the market area. For the last several years the Bank has originated loans in areas outside the market area where the economy is perceived to be better than the local economy. The Bank also relies on good underwriting standards and maintaining current financial information to mitigate the risk associated with lending outside the market area. The Bank expects future loan growth to come primarily from commercial lending with a focus on in-market lending.
The allowance for loan losses was $2,296,000 at September 30, 2008 compared to $1,824,000 at December 31, 2007, an increase of $472,000. This increase was primarily due a provision for loan losses of $1,488,000, which was offset by net charge offs of $1,017,000 for the nine months ended September 2008, (see “Provision for Loan Losses” below). Charge-offs for the nine months ended September 30, 2008 included $500,000 of one-to-four family mortgage loans, $79,000 of home equity lines of credit, $119,000 of commercial loans collateralized by real estate, $67,000 commercial loans not secured by real estate and $406,000 of consumer loans (including overdrafts). Recoveries consisted of $152,000 in consumer loans (including overdrafts) and $2,000 in commercial loans collateralized by real estate. See “Provision for Loan Losses” below for further explanation regarding charge-offs.
Deposits
Total deposits increased $13.3 million, or 7.5%, from $177.9 million at December 31, 2007 to $191.2 million at September 30, 2008. The increase can be attributed to a $13.5 million increase in money market accounts, $1.5 million increase in certificates of deposits, offset by a decrease of $1.7 million in interest bearing demand, NOW and savings accounts. The increase in money market accounts is largely due to management’s efforts to remain competitive with interest rates in this category of deposits. The increase in money markets accounts has provided funding so it has not been necessary for management to borrow additional FHLB advances or increase brokered deposits. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased to $57.3 million as of September 30, 2008 from $59.3 at December 31, 2007. Total proceeds from and repayments of FHLB advances for the nine months ended September 30, 2008 total were $38.5 million and $40.5 million respectively. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits, including brokered deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $36.8 million at September 30, 2008 compared to $39.1 million at December 31, 2007. This represents 12.8% and 14.0% of total assets at September 30, 2008 and December 31, 2007, respectively. Increases in equity primarily resulted from $637,000 in year-to-date net income. Decreases in equity for the nine months ended September 30, 2008 included $2,599,000 in stock repurchases and $587,000 in dividend payments. Management considers its equity position to be strong.
As of September 30, 2008, the previously disclosed stock repurchase program had resulted in 212,290 shares repurchased with 15,710 remaining shares to be repurchased. On October 24, 2008 the Company completed the repurchase of 228,000 shares in connection with the repurchase plan announced February 25, 2008. With the completion of this plan 259,733 shares have been repurchased in 2008.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses increased $11,000 for the quarter ended September 30, 2008 compared to the same period in 2007. The Bank’s net interest margin increased to 3.31% for the quarter ended September 30, 2008 from 3.26% for the quarter ended September 30, 2007 as a result of some success in increasing deposits and renewing borrowings at lower interest rates. The Bank continues to be challenged in its efforts to increase lower costing core deposits. Management continues to put its efforts towards meeting this challenge.
Net interest income before any provision for loan losses increased $182,000 for the nine months ended September 30, 2008 compared to the same period in 2007. The Bank’s net interest margin increased to 3.29% for the nine months ended September 30, 2008 from 3.26% for the nine months ended September 30, 2007.
Our net interest margin increased primarily due to the decrease in costs associated with our borrowings and increases in lower costing deposit balances as compared to the same period a year ago. Interest income from loans represented 96.3% of total interest income for the nine months ended September 30, 2008 compared to 93.7% for the same period in 2007. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposits and borrowings.
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$8,905	$100	1.50%	$9,387	$344	4.90%
Investment securities	10,373	334	4.29	13,465	464	4.61
Other securities	4,174	150	4.79	4,174	141	4.52
Loans receivable	236,314	12,283	6.92	228,099	12,251	7.18

Total earning assets	$259,766	$12,867	6.60	$255,125	$13,200	6.92

Demand and NOW Accounts	$32,270	$72	0.30	$33,205	$53	0.21
Money market accounts	34,175	774	3.02	24,897	666	3.58
Savings accounts	19,267	61	0.42	21,621	69	0.43
Certificates of deposit	104,036	3,551	4.55	104,394	3,843	4.92
Fed Funds Purchased	58	—	0.00	—	—	0.00
Federal Home Loan Bank Advances	54,246	1,992	4.89	56,775	2,334	5.50

Total interest bearing liabilities	$244,052	6,450	3.52	$240,892	6,965	3.87

Net interest income		$6,417			$6,235

Net interest spread			3.08%			3.05%

Net interest margin			3.29%			3.26%

Provision for Loan Losses
The Bank recorded a provision for loan losses of $731,000 for the quarter ended September 30, 2008 compared to $219,000 for the quarter ended September 30, 2007. Net charge-offs for the quarter ended September 30, 2008 totaled $442,000 compared to $537,000 for the same period a year ago. While charge off activity continues to consist mostly of 1-4 family residential mortgage loans, there has been an increase in consumer and commercial real estate loans as well for the quarter ended September 2008.
The Bank recorded a $1,488,000 provision for loan losses for the nine months ended September 30, 2008 compared to $689,000 for the same period in 2007, an increase of $799,000. Management believes the increase in provision was necessary to maintain adequate reserves. The level of non-performing assets, net charge-offs, loan impairment, and loan growth were primary considerations in determining the need for the increased provision. Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, increased from $2.8 million at the end of the last quarter to $3.6 million as of September 30, 2008. Management continues to be aggressive in valuing repossessed properties in efforts to sell quickly. This continues to be a challenge due to the current housing market and the weakened economy. Net charge-offs for the nine months ended September 30, 2008 totaled $1,017,000 compared to $849,000 for the nine months ended September 30, 2007. The net charge-offs consisted primarily of one to four family loans, consumer loans and commercial real estate loans. The Bank’s loan growth is primarily attributable growth in the commercial loan portfolio which represents 39% of the loan portfolio as of September 30, 2008 compared to 32% as of December 31, 2007.
The following table presents non-performing assets and certain asset quality ratios at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31,2007
	(In thousands)
Non-performing loans	$1,853	$865
Real estate in judgement	932	630
Foreclosed and repossessed assets	799	885

Total non-performing assets	$3,584	$2,380

Non-performing loans to total loans	0.76%	0.38%
Non-performing assets to total assets	1.24%	0.85%
Allowance for loan losses to non-performing loans	120.60%	210.80%
Allowance for loan losses to net loans receiveable	0.91%	0.81%
The Bank had 23 non-performing loan relationships as of September 30, 2008 compared to 13 non-performing loan relationships as of December 31, 2007.

Non-interest Income
Non-interest income for the quarter ended September 30, 2008 decreased $142,000, or 13.7%, from $1,040,000 to $898,000 compared to the same period a year ago. This decrease is attributable to decreases in fees and service charges, net gain on sale of loans, and net gain on sale of fixed assets. These decreases are offset by an increase in other income.
Fees and Service charges decreased $55,000 for the quarter ended September 30, 2008 from $653,000 to $598,000 compared to the same period a year ago. This decrease was a result of a decrease in brokered loan income of $33,000 and a decrease in overdraft fees of $31,000. These decreases were offset by increases in other loan fees including construction and consumer loan fees of $7,000. While there has been a slight improvement in brokered loan income in the third quarter, management does not expect the same level of income for 2008 or 2009 as achieved in 2007.
Net gain on sale of loans decreased $38,000 for the quarter ended September 30, 2008 from $139,000 to $101,000 compared to the same period a year. While there was an upsurge of mortgage loans originated for sale in the secondary market in the first two quarters of the year, the Bank has seen a decline in sales in the secondary market during the third quarter and expects the same level sales in the last quarter of 2008. The decrease in net gain on sale of fixed assets for the quarter ending September 30, 2008 of $71,000 compared to the same period a year ago is attributable to the sale of former branch building located at 30 West Chicago, Coldwater in the third quarter of 2007. Other income increased $20,000 for the quarter ended September 30, 2008 from $69,000 to $89,000 as a result of an increases in net gain on sale of foreclosed assets of $36,000. Decreases in all other income of $16,000 offset the increase in net gain of foreclosed assets.
Non-interest income for the nine months ended September 30, 2008 decreased $169,000, or 5.6%, from $3.0 million to $2.8 million for the same period in 2007. Fees and Service charges decreased $140,000 for the nine months ended September 30, 2008 from $1.9 million to $1.7 million compared to the same period a year ago. This decrease was a result of a decrease in brokered loan income of $129,000, decrease of overdraft fees of $45,000 and a decrease in other fees of $16,000, offsetting these decreases was a decrease in costs associated with our overdraft protection program of $51,000, and an increase in atm/debit card income of $23,000. Net gain on sale of fixed assets decreased by $71,000 was due to the sale of a building in 2007 as mentioned previously.
Other income decreased $73,000 for the nine months ended September 30, 2008 from $277,000 to $204,000 as a result of decreases in net gain on sale of foreclosed assets of $45,000, a decrease in rental income of $28,000 and a decrease in all other income of $2,000.
The decreases in fees and service charges and other income are offset by an increase in gain on sale of loans for the nine months ended September 30, 2008 of $93,000 from $470,000 to $563,000. A gain of $2,000 on the sale of securities for the nine months ended September 30, 2008 compared to a net loss of $19,000 for the same period in 2007 also offset the decreases in fees and service charges and other income.
Non-interest Expense
Noninterest expense remained relatively unchanged decreasing $8,000, or less than 1%, for the for the three months ended September 30, 2008 compared to the same period ending September 30, 2007. Occupancy and equipment expense increased by $12,000 for the three months ended September 30, 2008 compared to the same period a year ago due to the Bank completing a repaving project for several locations. Other general and administrative expenses increased $65,000 (from $266,000 to $331,000 for the quarter ended September 30, 2008 compared to the same period a year ago. These increases include an increase in advertising of $25,000, an increase in loan related fees of $17,000, and an increase in costs associated with FDIC insurance of $33,000. The increase in advertising reflects the Bank’s efforts to utilize sources of media as a means of promoting products and services and participation in community activities. These increases were offset by decreases in professional services of $73,000 (from $180,000 to $108,000). This area of expense was higher in 2007 due to the Company’s attempt to execute a going private transaction. Amortization of Core Deposit Intangible decreased $11,000 (from $54,000 to $43,000).
Noninterest expense increased $251,000, or 3.8%, to $6.9 million for the nine months ended September 30, 2008 compared to $6.6 million for the same period in 2007. This increase is mainly due to increases in compensation and benefits, repossessed property expenses, amortization of mortgage servicing rights and other general and administrative expenses. Salaries and employee benefits expense increased $125,000 due to normal increases in salaries and wages, and an increase in staffing and utilization of contracted personnel. The Bank has 84 full-time equivalent employees as of September 30, 2008 compared to 77 full-time equivalent employees as of September 30, 2007.

Other general and administrative expenses increased $146,000, from $862,000 to $1,008,000 for the nine months ended September 30, 2008 compared to the same period a year ago. These increases include an increase in advertising of $73,000, an increase in FDIC insurance of $62,000 and an increase in all other general and administrative expenses of $11,000.
Foreclosed property expense increased $44,000, from $125,000 to $169,000, resulting from write downs on properties held in real estate owned and additional expenses associated with preparing and maintaining properties for sale. Amortization of mortgage servicing rights increased $56,000 (from $265,000 to $321,000) as a result of an increase in mortgage loan payoffs due to refinancing associated with the decrease of interest rates in the first quarter. Data processing increased $29,000, from $546,000 to $575,000 due to implementation of network upgrades and costs associated with the installation of a new telephone system.
Professional services and amortization of core deposit intangible decreased offsetting the other noninterest expense items. Professional services decreased $129,000, from $430,000 to $301,000; this area of expense was higher in 2007 due reason mentioned in the preceding paragraph. Amortization of Core deposit intangible decreased $37,000, from $176,000 to $139,000, as amortization of this asset continues to slow from year to year.
Federal Income Tax Expense
The Company’s provision for federal income taxes decreased $121,000 for the quarter ended September 30, 2008 compared to the same period in 2007 as our net income before taxes decreased $535,000. The effective tax rate for the quarter ended September 30, 2008 was 38.7 % compared to 25% for the same period in 2007. The increase was a result of an over estimation of federal tax and will be reversed in the 4th quarter of 2008. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2008 totaled $59.6 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At September 30, 2008 and based on current collateral levels, the Bank could borrow an additional $19.6 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents decreased by $5.0 million during the nine months ended September 30, 2008 compared to a $500,000 decrease for the same period in 2007. The primary sources of cash for the nine months ended September 30, 2008 were $13.3 million increase in deposits, $25.6 million in proceeds from the sale of mortgage loans, $38.5 million in proceeds from FHLB advances and $4.4 million in maturities of available-for-sale investment securities compared to increases of $20.5 million in proceeds from the sale of mortgage loans, $5.0 million in proceeds from sales and maturities of available-for-sale investment securities and $33.5 million in proceeds from FHLB advances for the nine months ended September 30, 2007. The primary uses of cash for the nine months ended September 30, 2008 were $25.8 million of mortgage loans originated for sale, $40.5 million in repayments of FHLB advances, $20 million loan originations in excess of principal collections and $2.3 million in purchases of available-for-sale investment securities compared to $27.5 million in repayments of FHLB advances, $20.7 million in loans originated for sale, and $3.8 million in purchases of available-for-sale investment securities.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2008, the aggregate contractual obligations and commitments are:
Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$102,479	$59,584	$33,069	$9,826	$—
FHLB advances	57,330	14,662	27,327	15,291	50

Total	$159,809	$74,246	$60,396	$25,117	$50

Other Commitments

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$3,840	$3,840	$—	$—	$—
Unfunded commitments under HELOCs	15,029	1,495	3,770	3,376	6,388
Unfunded commitments under Commercial LOCs	3,979	2,038	1,496	385	60
Letters of credit	10	10	—	—	—

Total	$22,858	$7,383	$5,266	$3,761	$6,448

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of September 30, 2008, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of September 30, 2008 were as follows: Tier 1 leverage ratio 9.36%, Tier 1 risk-based capital ratio 11.49%; and total risk-based capital, 12.51%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.
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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s Net Portfolio Value (NPV) to changes in interest rates, the (NPV) model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management then compares the resulting NPV and the magnitude of change in NPA to regulatory and industry guidelines to determine if the company’s IRR is acceptable. Management believes, based on data from the model, as of September 30, 2008, and indicates that the Bank’s IRR level remains minimal.

ITEM 4T. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number (or
			(or Unit) Purchased as	Approximate Dollar Value) of
	Total Number of		Part of Publicly	Shares (or Units) that may yet
	Shares (or Units)	Average Price paid	Anounced Plans or	Be Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Program
7/01/08-7/31/08	41,100	$9.22	41,100	54,205

8/01/08-8/31/08	21,575	$9.43	21,575	32,690
9/01/08-9/30/08	16,920	$8.98	16,920	15,710

Total	79,595	$9.23	79,595	15,710

The table above details repurchases by Monarch Community Bancorp during the three months ended September 30, 2008. Stock repurchased during the first two months of 2008 completed the Program initiated in 2007. Our board of directors approved the repurchase by us of up to an aggregate of 228,000 shares of our common stock pursuant to the Program in 2008. As of October 17, 2008 the Company had completed the repurchase program.

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

MONARCH COMMUNITY BANCORP, INC.
Date: November 14, 2008	By:	/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: November 14, 2008	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.