Form 10-K
period 2008-12-31
MONARCH COMMUNITY BANCORP INC
filed 2009-03-30
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average of bid and ask price market price of such stock as of June 30, 2008 was approximately $19.3 million as reported on the NASDAQ Capital Market. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)
As of February 28, 2009, the registrant had 2,046,102 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE PART III of Form 10-K — Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in April 2009.

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
On June 3, 2006, the Company completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Company became a federal bank holding company regulated by the Board of Governors of the Federal Reserve. The Bank will be regulated by the Michigan Office of Financial and Insurance Regulation (“OFIR”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Company and the Bank had been regulated by the federal Office of Thrift Supervision. The Bank’s deposits continue to be insured to the maximum extent allowed by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has a website at http://www.monarchcb.com. References in this Form 10-K to “we”, “us”, and “our” refer to the Company and/or the Bank as the context requires. Our common stock trades on The NASDAQ Capital Market under the symbol “MCBF.”
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
At December 31, 2008, we had assets of $291.8 million, including net loans of $247.5, deposits of $192.2 million and stockholders’ equity of $36.3 million.

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
Employees
The Bank employs 85 full-time and 3 part-time employees as of December 31, 2008. The holding company does not have any employees.
Market Area
Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2008, we had an 19.61% market share of FDIC-insured deposits in Branch County, a 5.6% market share of FDIC-insured deposits in Calhoun County and a 3.74% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and seventh, respectively, in those counties among all insured depository institutions.
The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.
Lending Activities
General. At December 31, 2008, our net loan portfolio totaled $247.5 million, which constituted 84.8% of our total assets.
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

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio as of the dates indicated.

	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)

Real Estate Loans:
One-to four-family	$124,855	49.80%	$126,780	55.80%	$140,374	60.30%	139,636	$64.40%	$141,251	62.31%
Multi-family	5,728	2.26	5,594	3.22	7,511	3.22	3,534	1.67	4,042	1.79
Commercial	75,730	30.19	56,714	24.97	41,079	17.64	34,721	16.03	42,746	18.87
Construction or development	9,499	3.79	6,409	2.82	9,529	4.09	5,415	2.50	8,853	3.92

Total real estate loans	215,812	86.04	195,497	85.25	198,493	85.25	183,306	84.60	196,892	86.89

Other loans:
Consumer loans:
Home equity	20,677	8.24	20,430	8.99	19,077	8.19	16,170	7.46	14,234	6.28
Other	5,737	2.29	7,014	3.09	9,087	3.90	10,822	5.00	10,151	4.48

Total consumer loans	26,414	10.53	27,444	12.08	28,164	12.09	26,992	12.46	24,385	10.76
Commercial Business Loans	8,609	3.43	4,228	1.86	6,205	2.67	6,364	2.94	5,330	2.35

Total other loans	35,023	13.96	31,672	13.94	34,369	14.76	33,356	15.40	29,715	13.11

Total Loans	250,835	100.00%	227,169	100.00%	232,862	100.00%	216,662	100.00%	226,607	100.00%

Less:
Allowance for loan losses	2,719		1,824		2,024		2,925		6,420
Net deferred loan fees	574		548		591		640		808
Loans in process	—		—		—		—		6

Total Loans, net	$247,542		$224,797		$230,247		213,097		$$219,373

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$92,644	36.9%	$83,386	36.7%	$87,568	37.6%
Multi-family	5,524	2.2%	5,397	2.4%	5,578	2.4%
Commercial	47,689	19.0%	36,723	16.2%	21,081	9.1%
Construction or development	8,111	3.2%	5,537	2.4%	4,908	2.1%

Total real estate loans	153,968	61.4%	131,043	57.7%	119,135	51.2%

Consumer	19,406	7.7%	21,354	9.4%	20,687	8.9%
Commercial Business	7,011	2.8%	2,932	1.3%	4,544	1.9%

Total fixed-rate loans	180,385	71.9%	155,329	68.4%	144,366	62.0%

Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$32,211	12.8%	$43,394	18.3%	$52,805	22.7%
Multi-family	204	0.1%	197	0.1%	1,932	0.8%
Commercial	28,041	11.2%	19,991	8.8%	19,999	8.6%
Construction or development	1,388	.6%	872	0.3%	4,622	2.0%

Total real estate loans	61,844	24.7%	64,454	27.5%	79,358	34.1%

Consumer	7,008	2.8%	6,090	2.7%	7,477	3.2%
Commercial Business	1,598	.6%	1,296	0.6%	1,661	0.7%

Total adjustable-rate loans	70,450	28.1%	71,840	31.6%	88,496	38.0%

Total loans	250,835	100.0%	227,169	100.0%	232,862	100.0%

Less:
Allowance for loan losses	2,719		1,824		2,024
Net deferred loan fees	574		548		591
Loans in process	—		—		—

Total Loans, net	$247,542		$224,797		$230,247

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2008. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction or
	One-to-Four Family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Due to Mature:

One year or less (1)	7,505	6.22%	5,048	6.06%	2,470	5.94%	1,860	7.77%	1,045	6.69%	17,928	6.32%

After one year through five years	20,838	6.87%	53,354	6.59%	1,506	6.73%	14,907	7.60%	2,242	6.69%	92,847	6.82%
After five years	96,461	6.72%	23,174	6.32%	5,574	4.82%	9,646	5.64%	5,205	7.28%	140,060	6.52%

(1)	Includes demand loans.
The total amount of loans due after December 31, 2009 which have predetermined interest rates is $165.2 million while the total amount of loans due after such date which have floating or adjustable rates is $68.3 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2008, one-to-four family residential mortgage loans totaled $124.9 million, or 49.8% of our gross loan portfolio.
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
At December 31, 2008, $15.5 million, or 12.4% of our residential mortgage loans were classified as sub-prime loans as compared to $14.6 million, or 11.6% at December 31, 2007. The increase is primarily due to refinancing and restructuring existing loans in our portfolio. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2008, $303,000, or 16.7%, of our total net charge-offs of $1.8 million were due to sub-prime loans as compared to $284,000, or 23.7% of our total net charge-offs of $1.2 million for 2007. During 2008 we have made significant efforts in assisting borrowers who are experiencing financial difficulty. See “Asset Quality.”
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
Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During the years ended December 31, 2008 and December 31, 2007, we originated $3 million and $1.8 million of one-to-four family ARM loans, respectively, and $51.8 million and $40.0 million of one-to-four family fixed-rate mortgage loans, respectively.
Fixed-rate loans secured by one-to-four family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly. We also offer balloon loans with one, three, five and seven year maturities. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one-to-four family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Most are written using secondary market underwriting guidelines, although we retain in our portfolio those loans which do not qualify for sale in the secondary market. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

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
ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. In past periods of rising interest rates, we have not experienced difficulty with the payment history for these loans. See “— Asset Quality — Non-performing Assets and Classified Assets.”
Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential rental properties, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2008, multi-family and commercial real estate loans totaled $81.5 million or 32.5% of our gross loan portfolio.
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
Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. We generally require personal guarantees of the principals of the borrower in addition to the security property as collateral for these loans. When legally permitted, we require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are generally performed by independent state licensed fee appraisers approved by the Board of Directors. See “— Loan Originations, Purchases, Sales and Repayments.”
We do not generally maintain an insurance escrow account for loans secured by multi-family and commercial real estate, although we may maintain a tax escrow account for these loans. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is requested or required to provide periodic financial information.
Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “— Asset Quality — Non-performing Loans.”

Construction and Land Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2008, we had $9.5 million in construction and land development loans outstanding, representing 3.8% of our gross loan portfolio.
Construction and land development loans are obtained through continued business with builders who have previously borrowed from us, from walk-in customers and through referrals from realtors and other customers. The application process includes submission of plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We conduct regular inspections of the construction project being financed. During the construction phase, the borrower generally pays interest only on a monthly basis. Loan-to-value ratios on our construction and development loans typically do not exceed 80% of the appraised value of the project on an as completed basis, although the Board of Directors has made limited exceptions to this policy where special circumstances exist.
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
Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2008, our consumer loan portfolio totaled $26.4 million, or 10.5% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, manufactured housing loans and loans secured by savings deposits, however the majority of new originations are home equity loans and lines of credit. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.
Our home equity lines of credit totaled $20.7 million, and comprised 8.4% of our gross loan portfolio at December 31, 2008. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity lines of credit ranges from 3 to 5 years for fixed rate loans and 1 to 15 for variable rate loans. No principal payments are required on most home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
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

Commercial Business Lending. At December 31, 2008, commercial business loans comprised $8.5 million, or 3.5% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.
The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Operating lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2008, there was a $10,000 financial standby letter of credit outstanding.
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
During the last several years up to 2008, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. Adjustable-rate loan originations as a percentage of total originations were 8.5% and 14.8% in 2008 and 2007 respectively. We sell a significant portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.
In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	December 31,
	2008	2007
	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	$54,846	$44,652
Multi-family	250	608
Commercial	31,316	26,840
Construction or development	5,358	11,617

Total real estate loans	91,770	83,717

Consumer Loans:
Home Equity	5,809	7,407
Other	891	831
Commercial business	7,101	2,168

Total loans originated	105,571	94,123

Sales and Repayments:

One-to-four family loans sold	27,838	28,739
Commercial real estate loans sold	—	1,200
Principal repayments	54,067	69,906

Total reductions	81,905	99,845

Increase (decrease) in other items, net	921	243

Net increase (decrease)	$22,745	$(5,965)

Asset Quality
When a borrower fails to make a payment on a residential mortgage loan on or before the due date, a late notice is mailed 10 to 15 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. Additionally, each week the collections department gives each loan officer a list of his or her loans that are 30 days past due. The loan officer attempts to contact the borrower to determine the reason for the delinquency and to urge the borrower to bring the loan current. Once the loan becomes 30 days delinquent, a letter is sent to the borrower requesting the borrower to bring the loan current, or, if that is not possible, to fill out and return a financial information update form. If the form is returned, the senior collector determines if the borrower exhibits an ability to repay, and, if so, brings the file to the Delinquency Committee for a decision whether to forbear collection action to allow the borrower to demonstrate the ability to make timely payments and/or establish an acceptable repayment plan to bring the loan current. If the borrower makes timely payments for a period of at least six months but does not appear to have the ability to bring the loan current, the file is given to a loan officer to obtain a new loan application from the borrower for the purpose of rewriting the loan in accordance with established loan policy. If the financial information update is not returned, or if the senior collector determines that the borrower no longer has the ability to repay the loan, or the Delinquency Committee declines to forbear collection activity, then when the loan becomes 60 days delinquent, the file is reviewed by the Delinquency Committee and the foreclosure process is begun by the sending of a notice of intent to foreclose. If during a period of forbearance the borrower fails to make timely payments, the Delinquency Committee reviews the loan and the foreclosure process commences unless extenuating circumstances exist. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. All loans over 60 days delinquent are handled by the senior collections officer until the delinquency is resolved or foreclosure occurs.

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
Delinquent Loans. The following tables set forth our loan delinquencies (60 days past due and over) by type, number, amount and percentage of type at the dates indicated:

				December 31, 2008
				Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
				(Dollars in Thousands)
Real Estate
One-to-four family	50	$2,284	1.83%	23	$466	0.37%	73	$2,750	2.20%
Multi-family	—	—	0.00%	1	164	2.86%	1	164	2.86%
Commercial	5	770	1.02%	2	175	0.23%	7	945	1.25%
Construction or development	—	—	0.00%	1	139	1.46%	1	139	1.46%

Total real estate loans	55	$3,054	1.42%	27	$944	0.44%	82	$3,998	1.84%

Consumer	5	73	0.28%	3	115	0.44%	8	188	0.71%
Commercial Business	1	1	0.01%	—	—	0.00%	1	1	0.01%

Total	61	$3,128	1.25%	30	$1,059	0.42%	91	$4,187	1.67%

				December 31, 2007
				Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of			Percent of
			Loan			Loan			Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
				(Dollars in Thousands)
Real Estate
One-to-four family	31	$1,457	1.15%	12	$607	0.48%	43	$2,064	1.63%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	1	40	0.07%	1	87	0.15%	2	127	0.22%
Construction or development	—	—	0.00%	1	153	2.39%	1	153	2.39%

Total real estate loans	32	$1,497	0.77%	14	$847	0.43%	46	$2,344	1.20%

Consumer	7	87	0.32%	—	—	0.00%	7	87	0.32%
Commercial Business	—	—	0.00%	1	18	0.43%	1	18	0.43%

Total	39	$1,584	0.70%	15	$865	0.38%	54	$2,449	1.08%

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

	December 31,
	2008	2007	2006	2005	2004
		(Dollars in Thousands)
Non-accruing loans:
One-to-four family	622	607	$408	$406	$1,866
Multi-family	164	—	—	—	—
Commercial real estate	459	—		397	1,708
Construction or development	1,298	153	—	—	220
Consumer	28	—	60	8	93
Commercial business	—	—	—	—	344

Total	2,571	760	468	811	4,231

Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	87	—	—	—
Construction or development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	18	—	—	—

Total	—	105	—	—	—

Foreclosed assets:
One-to-four family (1)	1,669	1,453	1,580	2,239	1,560
Multi-family	—	—	—	—	—
Commercial real estate	407	62	—	480	400
Construction or development	—	—	—	—	—
Consumer	—	—	100	22	9
Commercial business	—	—	—	70	—

Total	2,076	1,515	1,680	2,811	1,969

Total non-performing assets	$4,647	$2,380	$2,148	$3,622	$6,200

Total as a percentage of total assets	1.59%	0.85%	0.74%	1.31%	2.23%

(1)	Includes $1.3 million, $630,000, $895,000, $1.3 million and $726,000 in real estate in judgment and subject to redemption at December 31, 2008, 2007, 2006, 2005 and 2004 respectively.
For the years ended December 31, 2008, 2007 and 2006, respectively, there was $116,000, $89,000, and $60,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

Classified Assets. Federal regulations provide for the classification of loans, foreclosed and repossessed assets and other assets, such as debt and equity securities considered by the FDIC and OFIR to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and OFIR, which may order the establishment of additional general or specific loss allowances.
In accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2008, we had classified $5.2 million of our assets as substandard, none as doubtful and none as loss. The total amount classified as substandard represented 14.3% of the Bank’s equity capital and 1.8% of the Bank’s assets at December 31, 2008. The allowance for loan losses at December 31, 2008 includes $364,000 related to substandard loans. At December 31, 2008, $4.6 million and $0 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “— Asset Quality — Delinquent Loans.”
Provision for Loan Losses. We recorded a provision for loan losses totaling $2.7 million for the year ended December 31, 2008 compared to $971,000 recorded for the year ended December 31, 2007. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2008 and 2007 — Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.
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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2008	2007	2006	2005	2004

Balance at beginning of year	$1,824	$2,024	$2,925	$6,420	$2,618

Charge-offs:
One-to-four family	879	774	223	754	375
Multi-family	—	28	—	—	—
Commercial real estate	321	197	15	1,904	1,306
Construction or development	50	—	340	6	—
Consumer	532	386	494	393	181
Commercial business	239	17	113	386	—

Total	2,021	1,402	1,185	3,443	1,862

Recoveries:
One-to-four family	4	16	4	78	105
Multi-family	—	—	—	—	—
Commercial real estate	2	—	—	1	28
Construction or development	—	—	—	—	—
Consumer	198	175	275	230	143
Commercial business	—	40	5	24	—

Total	204	231	284	333	276

Net charge-offs:	1,817	1,171	901	3,110	1,586
Allowance acquired in acquisition	—	—	—	—	513
Additions charged to operations	2,712	971	—	—	4,875
Provision recovered from operations	—	—	—	(385)	—

Balance at end of year	$2,719	$1,824	$2,024	$2,925	$6,420

Ratio of net charge-offs during the year to average loans	0.76%	0.49%	0.39%	1.42%	0.82%

Allowance as a percentage of non-performing loans	105.76%	210.87%	432.48%	360.67%	151.74%

Allowance as a percentage of total loans (end of year)	1.21%	0.81%	0.93%	1.37%	2.84%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2008		2007		2006
	Amount of	Percentage	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
One-to-four family	$1,618	59.5%	$979	53.7%	$783	60.3%
Multi-family and non-residential real estate	533	19.6%	351	19.2%	809	20.8%
Construction or development	75	2.8%	154	8.4%	7	4.1%
Consumer	305	11.2%	287	15.7%	302	12.1%
Commercial business	188	6.9%	53	2.9%	123	2.7%

Total	$2,719	100.0%	$1,824	100.0%	$2,024	100.0%

	2005		2004
	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance
One-to-four family	$1,378	64.4%	$1,516	62.3%
Multi-family and non-residential real estate	1,091	17.7%	4,513	20.7%
Construction or development	17	2.5%	27	3.9%
Consumer	284	12.5%	296	10.7%
Commercial business	155	2.9%	68	2.4%

	$2,925	100.0%	$6,420	100.0%

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
The following table sets forth the composition of our securities portfolio at the dates indicated (dollars in thousands):

	December 31, 2008			December 31, 2007
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
Available-for-sale securities:
U.S. government agency obligations	$5,698	$5,761	64.3%	$7,692	$7,730	68.3%
Mortgage-backed securities	739	734	8.2%	932	918	8.1%
Obligations of states and political subdivisions	2,375	2,421	27.0%	2,381	2,436	21.5%

Total available-for-sale securities	$8,812	$8,916	99.6%	$11,005	$11,084	97.9%

Held-to-maturity securities:
Municipal security	$37	$37	0.4%	$238	$234	2.1%
Total investment securities	$8,849	$8,953	100.0%	$11,243	$11,318	100.0%

	December 31, 2006
			Percent of
		Fair	Total
	Amortized	Market	Fair Market
	Cost	Value	Value
Available-for-sale securities:
U.S. government agency obligations	$10,730	$10,626	76.3%
Mortgage-backed securities	1,108	1,082	7.8%
Obligations of states and political subdivisions	1,964	1,998	14.3%
Total available-for-sale securities	$13,802	$13,706	98.4%
Held-to-maturity securities:
Municipal security
Total investment securities	$14,030	$13,934	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2008 are indicated in the following table:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Wgt		Wgt		Wgt		Wgt		Wgt
	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available-for-sale securities:
U.S. government agency obligations	$2,998	4.33%	$1,251	2.65%	$1,449	5.12%	$—	0.00%	$5,698	4.16%
Mortgage-backed securities	—	0.00%	739	4.50%	—	0.00%	—	0.00%	739	4.50%
Obligations of states and political subdivisions	—		900	4.30%	1,475	4.12%	—	0.00%	2,375	4.19%

Total available-for-sale securities	2,998	4.33%	2,889	3.64%	2,925	4.62%	—	0.00%	8,812	4.20%
Held-to-maturity securities:
Municipal security	—	0.00%	37	4.50%	—	0.00%	—	0.00%	37	4.50%

Total investment securities	$2,998	3.48%	$2,927	3.65%	$2,924	4.62%	$—	0.00%	$8,849	4.20%

Sources of Funds
General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted and continue to utilize brokered deposits. At December 31, 2008, we had $39.4 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.
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

The following table sets forth our deposit flows during the periods indicated:

	Year Ended
	December 31,
	2008	2007
	(Dollars in Thousands)

Opening balance	$177,936	$192,572
Net deposits (withdrawals)	8,359	(20,743)
Interest credited	5,861	6,107

Ending balance	$192,156	$177,936

Net increase	$14,220	$(14,636)

Percent increase (decrease)	7.99%	-7.60%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated:

	Year Ended December 31,
	2008		2007
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest bearing accounts	$13,883	7.2%	$13,609	7.6%
Savings accounts	18,488	9.6%	19,426	10.9%
Checking & NOW accounts	16,058	8.4%	17,927	10.1%
Money market accounts	41,156	21.4%	26,014	14.6%

Total transaction and savings	$89,585	46.6%	$76,976	43.3%

Certificates:
0.00-1.99%	72	0.0%	—	0.0%
2.00-3.99%	45,309	23.6%	5,712	3.2%
4.00-5.99%	57,190	29.8%	95,248	53.5%
Total certificates	102,571	53.4%	100,960	56.7%

Total deposits	$192,156	100.0%	$177,936	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2008:

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or less	Months	Months	Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$9,245	$9,029	$17,205	$20,471	$55,950
Certificates of deposit of $100,000 or more	2,421	9,181	11,715	23,304	46,621

Total certificates of deposit	$11,666	$18,210	$28,920	$43,775	$102,571

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2008:

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	Percent of Total
			(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2009	$—	$8,618	$3,048	$—	$11,666	11.4%
June 30, 2009	—	11,401	6,809	—	18,210	17.8%
September 30, 2009	—	6,616	4,304	—	10,920	10.6%
December 31, 2009	65	8,396	9,589	—	18,050	17.6%
March 31, 2010	—	394	3,812	—	4,206	4.1%
June 30, 2010	—	1,489	2,107	—	3,596	3.5%
September 30, 2010	—	535	4,403	—	4,938	4.8%
December 31, 2010	—	1,275	1,376	—	2,651	2.6%
March 31, 2011	—	812	3,877	—	4,689	4.6%
June 30, 2011	—	195	1,225	—	1,420	1.4%
September 30, 2011	—	196	5,203	—	5,399	5.3%
December 31, 2011	—	2,305	3,695	—	6,000	5.8%
Thereafter	7	3,077	7,742	—	10,826	10.6%

Total	$72	$45,309	$57,190	$—	$102,571	100.0%

Percent of total	0.07%	44.17%	55.76%	0.00%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and Fed funds purchased from a correspondent bank.
We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2008, we had $60.2 million in Federal Home Loan Bank advances outstanding. See Note 9 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.
We may also obtain fed funds purchased from a correspondent bank. The Bank has an unsecured federal funds line of credit with a correspondent bank allowing for overnight borrowings up to $3.0 million. At December 31, 2008 we had $1.0 million fed funds purchased outstanding at a rate of .25%.
The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and fed funds purchased for the periods indicated:

	Year Ended
	December 31,
	2008	2007
	(Dollars in Thousands)

Maximum Balance:
FHLB advances	$62,330	$62,476

Fed funds purchased	$3,000	$—

Average Balance:
FHLB advances	$55,106	$57,859

Fed funds purchased	$55	$—

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2008	2007
	(Dollars in Thousands)

FHLB advances	$60,178	$59,330

Fed funds purchased	$1,000	$—

Weighted average interest rate of FHLB
FHLB advances	4.45%	5.10%

Fed funds purchased	0.25%	0.00%

Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition comes from a wide array of sources including but not limited to mortgage brokers, savings institutions, other commercial banks, and credit unions including non-local Internet based and telephone-based competition.
Employees
At December 31, 2008, we had a total of 85 employees, including 3 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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
State Taxation
Monarch Community Bancorp and Monarch Community Bank are subject to the Michigan Business Tax (MBT). The MBT is a consolidated tax based on equity of the corporation. The tax returns of the Bank for the past four years are open to audit by the Michigan taxation authorities. No returns are being audited by the Michigan taxation authority at the current time. Other applicable state taxes include generally applicable sales, use, real property taxes, and personal property taxes.

Regulation and Supervision
General
The growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Michigan Office of Financial and Insurance Regulation (the “OFIR”), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
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
The following references to material statutes and regulations affecting the Company and the Bank are brief summaries and do not purport to be complete, and are qualified in their entirety by reference to such statues and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank. See “Recent Developments” contained in “Management’s Discussion and Analysis.”
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

The BHCA limits the activities of a bank holding company that has not qualified as a financial holding company to banking and the management of banking organizations, and to certain non-banking activities that are deemed to be so closely related to banking or managing or controlling banks as to be a proper incident to those activities. Such non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, nonoperating basis; and providing securities brokerage services for customers.
In November 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Under the GLB Act, a bank holding company whose subsidiary depository institutions all are well-capitalized and well-managed and who have Community Reinvestment Act ratings of at least “satisfactory” may elect to become a financial holding company. A financial holding company is permitted to engage in a broader range of activities than are permitted to bank holding companies.
Those expanded activities include any activity which the Federal Reserve (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others: insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. The Company has not elected to be treated as a financial holding company.
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

Pursuant to its Small Bank Holding Company Policy, the Federal Reserve exempts certain bank holding companies from the capital requirements discussed above. The exemption applies only to bank holding companies with less than $500 million in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis. However, bank holding companies with assets of less than $500 million are subject to various restrictions on debt including requirements that debt is retired within 25 years of being incurred, that the debt to equity ratio is .30 to 1 within 12 years of the incurrence of debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.
Dividends. As described below under the heading “Recent Developments,” as a result of the Company’s issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) to the U.S. Department of the Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company is restricted in the payment of dividends and, without the Treasury’s consent, may not declare or pay any dividend on the Company common stock other than its current quarterly cash dividend of $0.09 per share, as adjusted for any stock dividend or stock split. This restriction no longer applies on the earlier to occur of February 6, 2012 (the third anniversary of the issuance of the Preferred Shares to the Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Shares, subject to certain limited exceptions.
Recent Developments. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. Pursuant to EESA, the Treasury has the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to its authority under EESA, the Treasury created the TARP CPP under which the Treasury was authorized to invest in non-voting, senior preferred stock of U.S. banks and savings associations or their holding companies.
The Company elected to participate in the CPP and on February 6, 2009, completed the sale of $6.785 million in preferred shares to the Treasury. The Company issued 6,785 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), with a $1,000 per share liquidation preference, and a warrant to purchase up to 260,962 shares of the Company’s common stock at an exercise price of $3.90 per share (the “Warrant”).
The Preferred Shares issued by the Company pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. After three years, the Company may, at its option, redeem the Preferred Shares at their liquidation preference plus accrued and unpaid dividends. Both the Preferred Shares and the Warrant will be accounted for as components of regulatory Tier 1 capital. Among other restrictions, the securities purchase agreement between the Company and the Treasury limits the Company’s ability to repurchase its stock and subjects the Company to certain executive compensation limitations. The restrictions on stock repurchases are in effect until the earlier to occur of February 6, 2012 (the third anniversary of the issuance of the Preferred Shares to Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA, which will be further described in rules and regulations to be established, include among others: limits on compensation incentives, prohibitions on “Golden Parachute Payments”, the establishment by publicly registered CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid. The full impact of the ARRA is not yet certain because additional regulatory action is required.
The Bank
General. The Bank is a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OFIR, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the OFIR and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the OFIR and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.
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
Branching. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches throughout Michigan and in any state, the District of Columbia, any U.S. territory or protectorate, and foreign countries, subject to the receipt of all required regulatory approvals.
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
Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one borrower is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus. At December 31, 2008, the Bank’s legal lending limit for loans to one borrower was $4.7 million; the Bank’s legal lending limit with approval of two-thirds of the Board of Directors was $7.9 million.

Enforcement. The OFIR and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the OFIR has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or imminent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner of the OFIR also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.
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
Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. The fee incurred in 2008 was $26,000. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.
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
Qualifying capital consists of two types of capital components: “core capital elements” (or Tier 1 capital) and “supplementary capital elements” (or Tier 2 capital). Tier 1 capital is generally defined as the sum of core capital elements less goodwill and certain other intangible assets. Core capital elements consist of (i) common shareholders’ equity, (ii) noncumulative perpetual preferred stock (subject to certain limitations), and (iii) minority interests in the equity capital accounts of consolidated subsidiaries. Tier 2 capital consists of (i) allowance for loan and lease losses (subject to certain limitations); (ii) perpetual preferred stock which does not qualify as Tier 1 capital (subject to certain conditions); (iii) hybrid capital instruments and mandatory convertible debt securities; (iv) term subordinated debt and intermediate term preferred stock (subject to limitations); and (v) net unrealized holding gains on equity securities.
Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital.
The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum leverage capital ratio of not less than 4%.

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
Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2009. Following the adoption of the Federal Deposit Insurance Reform Act of 2005, the FDIC has the opportunity, through its rulemaking authority, to better price deposit insurance for risk than was previously authorized. The FDIC adopted regulations effective January 1, 2007 that created a new system of risk-based assessments. Under the regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC, which currently is 1.25% of insured deposits. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments will be collected for a quarter at the end of the next quarter. Assessments will be based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 will have their assessment base determined using average daily balances of insured deposits.

As of September 30, 2008, the reserve ratio of the deposit insurance fund fell to 0.76%. On October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC extended this time to seven years) and proposed rules increasing the assessment rate for deposit insurance and making adjustments to the assessment system. On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 assessment will range between 12 and 50 basis points (annualized). The 2009 first quarter assessment rates established by the FDIC provide that the highest rated institutions, those in Risk Category I, will pay premiums of between 12 and 14 basis points and the lowest rated institutions, those in Risk Category IV, will pay premiums of 50 basis points. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. Beginning April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate will be between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate will be 45 basis points. The final rule modifies the means to determine a Risk Category I institution’s initial base assessment rate. It also provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate will be between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate will be between 40 and 77.5 basis points.
On February 27, 2009, the FDIC also adopted an interim rule, with a request for comments, that imposes an emergency special assessment of up to 20 basis points of an institution’s assessment base on June 30, 2009, which will be collected on September 30, 2009. This interim rule also provides for possible additional special assessments of up to 10 basis points at the end of any calendar quarter whenever the FDIC estimates that the deposit insurance fund reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level close to zero or negative.
On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee will expire on December 31, 2009. Participating institutions will be assessed a 10 basis point surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.
Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank did not opt out of the Transaction Account Guarantee portion of the TLGP. The Company and the Bank did not opt out of the Debt Guarantee program.
Payment of Dividends by the Bank. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank’s payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. Additionally, OFIR and the FDIC have the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which they consider to be unsafe or unsound.
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
Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their net transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.3 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.3 million up to and including $44.4 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $44.4 million, a reserve requirement of $1.023 million plus 10% of that portion of the total transaction accounts greater than $44.4 million.
The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.
ITEM 1A. Risk Factors
You should consider these risk factors, our “Recent Developments” contained in “Management’s Discussion and Analysis”, in addition to the other information in this Form 10-K, before deciding whether to make an investment in our Company’s stock.
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
Our loan portfolio possesses increased risk due to our subprime residential lending
Up until a few years ago, a significant portion of our one-to-four family residential loan originations were considered subprime. At December 31, 2008, $15.5 million of our residential mortgage loans were subprime loans. Historically, our foreclosure rates on our residential loan portfolio are higher than peer and we believe this is, to a significant extent, the result of our subprime residential lending and the economy in our market area. Future foreclosures will negatively impact profits because of higher loan loss provisions and expenses related to foreclosed properties.
If we lose our executive officers, it could adversely affect our operations
The successful operation of Monarch Community Bancorp and Monarch Community Bank is greatly dependent on the continued availability of capable executive officers. At present, the only executive officers of both Monarch Community Bancorp and Monarch Community Bank are Donald L. Denney, President and Chief Executive Officer, Andrew Van Doren, Vice President, Secretary and Corporate Counsel, and Rebecca S. Crabill, Vice President, Chief Financial Officer and Treasurer. We have entered into an employment agreement with Mr. Denney but not with the other executive officers. We do not have key man insurance on any of our executive officers.
The amount of common stock controlled by insiders, our articles of incorporation and bylaws and state and federal statutory and regulatory provisions could discourage hostile acquisitions of control

Purchases of common stock by directors and officers are for investment purposes and not necessarily for resale. Inside ownership of Monarch Community Bancorp (totaling 236,320 shares as of December 31, 2007) is significant and this inside ownership and provisions in our articles of incorporation and bylaws may have the effect of discouraging attempts to acquire Monarch Community Bancorp, a proxy contest for control of Monarch Community Bancorp, the assumption of control of Monarch Community Bancorp by a holder of a large block of common stock and the removal of Monarch Community Bancorp’s management, all of which certain shareholders might think are in their best interests. These provisions include among other things:
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
Historically, there have been times when trading volume has been low. During those times the Company’s stock price has encountered some decline. Average daily trading volume for the years ending December 31, 2008 and 2007 were 3,473 and 8,004 shares respectively. The high and low levels of our stock price for each quarter of the last two fiscal years are disclosed in this document. A more detailed history of the Company’s stock price can be found under our stock symbol (MCBF).
ITEM 1B. Unresolved Staff Comments — None
ITEM 2. Properties
At December 31, 2008, we had six full service offices. At December 31, 2008, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $4.3 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
Not Applicable.

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market. For the years ended December 31, 2008 and 2007, the Company paid dividends of $0.36 and $0.29 per share, respectively.

Year	Quarter ending	High	Low

2007	March 31	$12.50	$10.05
	June 30	$12.16	$11.23
	September 30	$12.86	$11.70
	December 31	$12.50	$11.10
2008	March 31	$10.37	$9.80
	June 30	$9.64	$9.45
	September 30	$9.25	$8.04
	December 31	$3.84	$3.50
As of February 28, 2009, there were 2,046,102 shares of the Company’s common stock issued and outstanding and approximately 582 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Number (or
			(or Unit) Purchased as	Approximate Dollar Value) of
	Total Number of		Part of Publicly	Shares (or Units) that may yet
	Shares (or Units)	Average Price paid	Anounced Plans or	Be Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Program
10/01/08-10/31/08	15,750	$7.90	15,750	—
11/01/08-11/30/08	—	$—	—	—
12/01/08-12/31/08	—	$—	—	—

Total	15,750	$7.90	15,750	—

Our board of directors approved the repurchase by us of up to an aggregate of 228,000 shares of our common stock pursuant to the Program. The Program was completed in October 2008.

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

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Selected Financial Condition Data:
Total Assets	$291,807	$279,208	$289,987	$277,068	$275,448
Loans receivable, net	247,542	224,797	230,247	213,097	219,373
Investment securities, at carrying value	8,916	11,322	13,934	14,584	8,324
Fed Funds sold and overnight deposits	677	6,151	7,864	6,988	6,120
Deposits	192,156	177,936	192,572	174,715	169,573
Federal Home Loan Bank Advances	60,178	59,330	54,476	59,562	65,955
Equity	36,270	39,086	39,986	40,576	39,419

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)

Selected Operations Data:
Total interest income	$17,196	$17,545	$17,287	$15,231	$13,818
Total interest expense	8,536	9,222	8,607	6,567	6,173

Net interest income	8,660	8,323	8,680	8,664	7,645
Provision for loan losses	2,712	971	—	(385)	4,875

Net interest income after provision for loan losses	5,948	7,352	8,680	9,049	2,770
Fees and service charges	2,757	2,921	2,642	2,496	2,333
Gains on sales of loans, mortgage-backed securities and investment securities	629	651	342	562	805
Other non-interest income	217	374	138	341	287

Total non-interest income	3,603	3,946	3,122	3,399	3,425
Total non-interest expense	9,152	8,992	9,710	10,503	9,978

Income before taxes	399	2,306	2,092	1,945	(3,783)
Income tax provision	101	561	544	505	(1,272)

Net income (loss)	$298	$1,745	$1,548	$1,440	$(2,511)

ITEM 6. Selected Financial Data, continued

	December 31,
	2008	2007	2006	2005	2004
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.10%	0.61%	0.54%	0.52%	-0.97%
Return on Equity (ratio of net income to average equity)	0.78%	4.30%	3.85%	3.59%	-6.53%
Interest rate spread information:
Average during period	3.11%	3.05%	3.26%	3.41%	3.15%
Net interest margin	3.32%	3.27%	3.42%	3.56%	3.33%
Ratio of operating expense to average total assets	3.20%	3.17%	3.41%	3.80%	3.85%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.06	1.06	1.05	1.05	1.07
Efficiency ratio	73.25%	72.62%	80.44%	85.39%	88.18%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	1.59%	0.81%	0.74%	1.31%	2.23%
Non-performing loans to total loans	1.04%	0.33%	0.20%	0.37%	1.87%
Allowance for loan losses to non-performing loans	105.76%	240.00%	432.48%	360.67%	151.74%
Allowance for loan losses to loans receivable, net	1.10%	0.81%	0.88%	1.37%	2.84%

Capital ratios:
Equity to total assets at end of period	12.43%	14.00%	13.79%	14.64%	14.31%

Other data:
Number of full-service offices	6	6	6	6	7
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion is intended to assist in understanding the financial condition and results of operations of Monarch Community Bank. The discussion and analysis does not include any comments relating to Monarch Community Bancorp since Monarch Community Bancorp has no significant operations. The information contained in this section should be read in conjunction with the consolidated financial statements.
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
Management Strategy
Our strategy is to operate as an independent retail oriented financial institution dedicated to serving the needs of customers in our market area. We are committed to providing a broad range of products and services to meet the needs of our consumer and small business customers. As part of this commitment, we expect to continue our origination of higher credit quality residential and commercial real estate loans to borrowers in our market area.
Our focus in 2009 is to lower our cost of funds through core deposit growth by broadening our relationships with consumer and business customers and continuing to provide a high level of customer service. We will continue to monitor non-interest expense. We will continue to monitor and improve of credit quality. We are dedicating resources to these initiatives that management believes will lead to a higher level of profitability, shareholder value and overall success. Management believes focusing on these areas in 2009 will serve the Company well into the future.

Changes in Financial Condition from December 31, 2007 to December 31, 2008
General. Monarch’s total assets increased $12.6 million, or 4.5%, to $291.8 million at December 31, 2008 compared to $279.2 million at December 31, 2007. The most significant increase was in loans which increased $22.7 million.
Loans. Monarch’s net loan portfolio increased $22.7 million, or 10.1%, from $224.8 million at December 31, 2007 to $247.5 million at December 31, 2008. Gross loans increased $24.3 million, or 10.7%, from $227.2 million at December 31, 2007 to $251.4 million at December 31, 2008. The increase in the loan portfolio was the result of management’s continued strategy to originate commercial loans. One-to-four family loans decreased $1.9 million as a result of this strategy. Commercial real estate loans increased $19.0 million and the Bank also experienced increases in the level of multifamily real estate, construction and commercial business loans due to the focus on commercial loan originations. Management expects future growth in the loan portfolio to come from increased originations of commercial real estate and commercial business loans.
Securities. The Bank’s security portfolio decreased $2.4 million, or 21.5%, to $9.0 million at December 31, 2008 from $11.3 million at December 31, 2007. Securities were 3.0% of total assets at December 31, 2008 as compared to 4.0% at December 31, 2007. Due to the Bank’s dependence on borrowed funds and brokered CDs, Management did not consider growth in the investment portfolio to be prudent in 2008. Management purchases securities to maintain sufficient liquidity and to provide yield to offset declines in the loan portfolio when they occur.
Liabilities. Monarch’s deposits increased $14.2 million, or 8.0%, to $192.2 million at December 31, 2008 compared to $177.9 million at December 31, 2007. This increase was primarily in money market accounts which increased $15.1 million. Brokered CDs increased from $38.2 million at December 31, 2007 to $39.4 million at December 31, 2008. The Bank has attempted to reduce its reliance on brokered and large, out of area CDs, although the success of this strategy is dependent on growing core deposits. Local CD deposits increased $489,000. Savings account balances decreased $940,000 million as we experience movement out of these types of accounts into higher yielding deposit account types. Other interest bearing checking accounts decreased $1.9 million. This decrease is seen as a normal balance fluctuation. Non-interest bearing deposit accounts increased $274,000. The Bank expects its non-interest bearing deposits to increase in the future as a result of strategies to attract more small business depositors and municipal depositors.
Federal Home Loan Bank advances increased $848,000, or 1.4%, to $60.2 million at December 31, 2008 from $59.3 million at December 31, 2007. We replaced maturing advances and increased our outstanding advances because the interest rates available on these borrowings were lower than the market interest rates for brokered CDs. For several years our strategy has been to replace borrowed funds and brokered CDs with lower costing core deposits. Our lack of growth in core deposits has made this a challenge.
Equity. Total equity amounted to $36.3 million at December 31, 2008 and $39.1 million at December 31, 2007, or 12.4% and 14.0%, respectively, of total assets at both dates. The decrease in equity resulted from the repurchase during 2008 of 272,000 shares of Company stock at a total cost of $2.7 million and dividends payments of $772,000. Net income for 2008 of $298,000 helped offset the equity reductions.

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

	Year Ended December 31,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$8,170	$102	1.25%	$7,373	$389	5.28%
Investment securities	9,951	428	4.30	13,445	599	4.46
Other securities	4,174	209	5.01	4,174	188	4.50
Loans receivable (1)	238,838	16,457	6.89	229,451	16,369	7.13

Total earning assets	$261,133	$17,196	6.59	$254,443	$17,545	6.90

Demand and NOW accounts	$32,032	$95	0.30	$32,619	$78	0.24
Money market accounts	35,497	1,041	2.93	24,451	902	3.69
Savings accounts	19,123	81	0.42	21,502	90	0.42
Certificates of deposit	103,569	4,644	4.48	103,970	5,037	4.84
Fed Funds Purchased	56	—	—
Federal Home Loan Bank advances	55,106	2,675	4.85	57,268	3,115	5.44

Total interest bearing liabilities	$245,383	8,536	3.48	239,810	9,222	3.85

Net interest income		$8,660			8,323

Net interest spread			3.11%			3.05%

Net interest margin			3.32%			3.27%

	2006
	Average	Interest
	Outstanding	Earned/	Yield/
	Balance	Paid	Rate
Fed Funds and overnight deposits
Investment securities	$6,913	$380	5.50%
Other securities	14,038	574	4.09

Loans receivable (1)	4,583	226	4.93
Total earning assets	228,613	16,107	7.05

	$254,147	$17,287	6.80

Demand and NOW accounts
Money market accounts	$32,055	$70	0.22
Savings accounts	19,304	617	3.20
Certificates of deposit	25,230	105	0.42
Federal Home Loan Bank advances	105,179	4,626	4.40
Total interest bearing liabilities	58,105	3,189	5.49

Net interest income	$239,873	8,607	3.59

Net interest spread		$8,680

Net interest margin			3.21%

			3.42%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2008 vs. 2007				2007 vs. 2006
				Total				Total
	Increase (Decrease) Due to			Increase	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$(297)	$42	(32)	(287)	$(15)	25	(1)	9
Investment securities	(21)	(156)	5	(171)	51	(24)	(2)	25
Other securities	21	—	—	21	(20)	(20)	2	(38)
Loans receivable	(559)	670	(23)	88	202	654	(594)	262

Total interest-earning assets	$(855)	$556	$(50)	$(349)	$219	$635	$(595)	$258

Interest-bearing liabilities
Demand and NOW accounts	19	(1)	(1)	17	7	1	—	8
Money market accounts	(185)	407	(84)	139	95	165	25	285
Savings accounts	1	(10)	—	(9)	—	(15)	—	(15)
Certificates of deposit	(375)	(19)	1	(393)	469	(53)	(5)	411
Fed Funds Purchased	—	—	—	—	—	—	—	—
Federal Home Loan Bank advances	(335)	(118)	13	(440)	(28)	(46)	0	(74)

Total interest-bearing liabilities	$(875)	$259	$(71)	$(686)	$542	$52	$21	$615

Net interest income				$337				$(357)

Comparison of Results of Operations for the Years Ended December 31, 2008, 2007, and 2006
General. Monarch reported net income of $298,000 for the year ended December 31, 2008 compared to net income of $1.7 million for the year ended December 31, 2007 and net income of $1.5 million in 2006. The reasons for the change in net income for the years are discussed below.
Net Interest Income. Net interest income before provision for loan losses increased to $8.7 million for 2008 compared to $8.3 million in 2007 and matched $8.7 million in 2006. Our net interest margin has increased from 3.27% in 2007 to 3.32% in 2008 compared to the decline from 3.42% in 2006 to 3.27% 2007. The increase from 2007 to 2008 is primarily due to the bank’s cost of funds decreasing more rapidly than its yield on earning assets. Management attributes this to the declining interest rate environment consistent throughout 2008. Previously the cost on interest-bearing liabilities increased more rapidly (3.59% in 2006 to 3.85 2007) than yields on interest-earning assets (6.80% in 2006 to 6.90% in 2007). Growing lower cost core deposits remains a challenge in our current market area. Our reliance on money market accounts, brokered CDs and FHLB borrowings continues to have an impact on our high cost of funds.

Interest Income. Total interest income in 2008 decreased $349,000 primarily from the decline in interest rates consistent through 2008. This followed a $258,000 increase in 2007 compared to 2006 due to increased interest income on loans. The modest increase in loan interest income in 2007 compared to 2006 was due to minimal growth in average loans outstanding and average yields. The decline in the average yield in 2008, (from 7.13% in 2007 to 6.89% in 2008) significantly offset the increase of $9.4 million in average loans outstanding from 2007 to 2008.
Interest Expense. Total interest expense increased $337,000 in 2008 compared to 2007. This followed an increase of $615,000 in 2007 compared to 2006. The increase in 2008 was primarily due to an increase in average money market accounts of $11.0 million from 2007 to 2008. The increase in 2007 was primarily the result of higher interest cost for money market accounts and CDs. Despite a decline in the average cost from 3.85% in 2007 to 3.48% in 2008. The Bank has seen its cost of funds increase because of increased market rates for CDs and further competition for money market deposits which has also resulted in higher rates being paid.
Provision for Loan Losses. The Bank recorded a provision for loan losses of $2.7 million in for the year ended December 31, 2008 compared to $971,000 for the same period in 2007. No provision for loan losses was recorded for 2006.
The increased provision for 2008 was necessitated by net charge-offs of $1.8 million in 2008 and increased loan delinquencies at December 31, 2008 as compared to December 31, 2007. Nonperforming assets increased to 1.59% of assets at December 31, 2008 compared to .85% at December 31, 2007. These levels have increased over the previous two years (see “Selected Financial and Other Data”). The Bank did not record a provision in 2006 despite net charge-offs of $901,000 as Management believed its Allowance for Loan Losses to be adequate.
Maintaining asset quality remains a priority and while Management believes our new loan originations over the last three years are of higher quality than those originated previously, more losses can be expected due to the economic conditions statewide and in the markets we operate in and provisions for loan losses in 2009 could approach the level of 2008. See “Loans” discussion above.
Non-interest Income. Non-interest income decreased slightly to $3.6 million for the year ended December 31, 2008 compared to $3.9 million for 2007. 2007 saw an increase in income to $3.9 from $3.1 million for the year ended December 31, 2006. This represented a decrease of 9% in 2008 compared to 2007 which increased 26% compared to 2006.
Fees and service charges were $2.3 million for 2008, $2.5 million for 2007, $2.2 million for 2006. Income from the Bounce Protection program has increased from $1.3 million in 2006 to $1.4 million in 2008 due to increased customer usage, an increase in the per transaction fee which took effect in 2006 and a decrease in 2007 in the charge from the third party service provider of the program. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base. Income from brokering residential mortgage loans decreased to $41,000 in 2008 compared to $166,000 in 2007 compared to $64,000 in 2006. During 2006, the Bank developed new mortgage banking relationships with several brokerage companies. The Bank has continued to utilize these companies as a resource for lending opportunities. The Bank does not expect brokered loan income to be a significant source of income in the future. Loan fees have declined from $176,000 in 2006 to $94,000 in 2008 due to competitive pressures as well as lower originations of construction and consumer loans.
Gain on sale of loans decreased $41,000 in 2008 to $627,000 from $668,000 in 2007. Our strategy, which began in 2007 has been to sell as many of the residential mortgage originations as possible to manage the Bank’s interest rate risk, credit risk and liquidity. This is a continuing strategy; management expects similar results in 2009 as seen in 2008 due to the decline in interest rates. Gains in 2008 represented a $265,000 increase over gains in 2006.
Net gain on sale of premises and equipment was $0 in 2008, $49,000 in 2007 and $0 in 2006 as the Company closed and disposed of one of its branch locations in Coldwater in 2007.

Other income decreased $108,000 (from $325,000 in 2007 to $217,000 in 2008) after increasing $187,000 in 2007 compared to 2006. This is due to a net gain of $68,000 on sales of foreclosed properties in 2008 compared to a net gain $139 in 2007 compared to a net loss of $67,000 in 2006. These fluctuations were created by the Bank selling more foreclosed properties in 2008 as compared to either 2007 or 2006. The net gain on sales of foreclosed properties for 2008 compared to 2007 was also impacted by the decline in the housing market in 2008. The Bank does occasionally experience a gain on sale of foreclosed property, as it has become increasingly more conservative in valuing these properties upon acquisition. Management expects 2009 to be similar to 2008 in terms of foreclosure activity and thus potential gains or losses on subsequent sales of the foreclosed properties. The soft real estate market may lead to longer holding periods as well as larger losses on disposal as compared to recent years.
Non-interest Expense. Non-interest expenses have decreased since 2006 by 6%. We have sought to reduce certain expenses and slow the growth of other operating expenses in an attempt to improve our profitability. Management is confident that the actions taken to control expenses will not affect the Company’s ability to fulfill its obligations to its customers and shareholders.
Salaries and employee benefits expense increased slightly from $4.5 million in 2007 to $4.6 million in 2008 as a result of normal increases in salaries and wages. There has been a decrease in expense from $5.0 million in 2006 to 4.6 million 2008 due to cost reduction measures implemented in 2006 including a 10% staff reduction, modifications to certain employee benefit programs and changes to the employee health program . These are expected to stabilize salaries and employee benefit costs in the future. Recruiting and retaining qualified staff continues to be a priority of Management.
Repossessed property expense has increased slightly from $207,000 in 2007 to $219,000 in 2008. Management attributes this increase to increased foreclosures and expects increases in 2009 due to the downturn in the economy. Repossessed property expense has decreased from $346,000 in 2006 to $219,000 in 2008. This is attributed management’s continued focus on better management of properties during the holding period, better sales efforts that have led to shorter holding periods and decreased impairment write-downs due to better valuation techniques at the time of foreclosure.
Professional services expenses decreased to $401,000 in 2008 compared to $591,000 in 2007 as the expenses moved to similar levels previously experienced in 2006 and 2005. For the year ended December 31, 2007 we did experience an increase in professional services expense of $150,000 due to the costs incurred in the Company’s attempt at going private. These costs in 2007 offset decreases the Company has experienced since 2006 in auditing expense, loan related legal fees and supervisory expenses. The Bank’s supervisory expense has been reduced because of a charter conversion in 2006 which changed the Bank’s primary regulator. We expect professional services expenses to increase in 2009 and beyond due to the Company’s need to continue to comply with provisions of Sarbanes-Oxley.
Amortization expense of intangible assets has decreased consistent with the aging of the Core Deposit Intangible established upon the acquisition of MSB Financial in 2004. As indicated in Note 2 to the Company’s financial statements, this expense will continually decline over the remaining life of the related asset.
Other general and administrative expense has decreased from $1.2 million in 2006 to $973,000 in 2007 compared to an increase to $1.2 million 2008. The increase from 2007 to 2008 is due to additional FDIC insurance coverage and an increase in advertising and marketing which was primarily attributable to costs incurred in conjunction with a more aggressive marketing strategy for 2008 that did not occur in 2007.
Federal Income Taxes. Our effective tax rate for purposes of the tax provision was 25.3% in 2008 compared to 24.3% in 2007, and 26% in 2006. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

Liquidity and Commitments
We are required to maintain appropriate levels of liquid assets under FDIC regulations. Appropriate levels are determined by our Board of Directors and Management and are included in our asset liability management policy. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We have maintained liquidity at levels above those believed to be adequate to meet the requirements of normal operations, including new loan funding and potential deposit outflows. At December 31, 2008, our liquidity ratio, which is our liquid assets as a percentage of total deposits less certificates of deposit maturing in more than one year and plus borrowings maturing in one year or less, was 5.0%. This level of liquidity is lower than that maintained last year. Management has taken steps to increase liquidity and is confident they will be able to effectively address the Bank’s liquidity needs while facilitating increased profitability.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits, including fed funds, and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $58.8 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.
If necessary, additional funding sources include additional deposits (including core deposits), brokered deposits, and Federal Home Loan Bank advances. Management is committed to increasing our core deposit balances but we have had difficulty doing so and core deposit growth may not be a significant source of liquidity in the future. Based on current collateral levels, at December 31, 2008, Monarch could borrow an additional $19.8 million from the Federal Home Loan Bank at prevailing interest rates. We anticipate we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. For the year ended December 31, 2008, Monarch had a net decrease in cash and cash equivalents of $7.5 million as compared to a net decrease of $1.5 million for the year ended December 31, 2007.
The Company’s primary sources of funds during 2008 were operations of $3.7 million, increase in deposits of $14.2 million and net proceeds from Federal Home Loan Bank advances of $1.8 million. The primary uses of funds in 2008 were an increase in net loan originations of $27.7 million and repurchases of the Company’s stock of $2.7 million.
The Company’s primary sources of funds during 2007 were operations of $3.9 million, excess of repayments over new funding of loans of $3.0 million and net proceeds from Federal Home Loan Bank advances of $4.9 million. The primary uses of funds in 2007 were a decrease in deposits of $14.6 million and repurchases of the Company’s stock of $2.5 million.
Off-Balance Sheet Arrangements
At December 31, 2008, the total unused commercial and consumer lines of credit were $18.9 million and there were outstanding commitments under letters of credit of $10,000. At December 31, 2007, the total unused commercial and consumer lines of credit were $20.3 million and there were outstanding commitments under letters of credit of $16,000. The Company has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital
Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Note 12 to the Financial Statements details the capital position of the Bank as well as the capital levels necessary to remain well capitalized. At December 31, 2008 the equity to assets ratio of the Company was 12.4% which Management and the Board of Directors feels is more than adequate. During 2008, the Company repurchased 272,000 shares of its common stock in open market purchases.
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
Recent Developments
On February 6, 2009, the Company completed the sale of $6.8 million of preferred stock and a warrant to purchase common stock to the United States Department of the Treasury (the “U.S. Treasury”) under U.S. Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (“EESA”).
The Company issued and sold (1) 6,785 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (2) a ten-year warrant (the “Warrant”) to purchase up to 260,962 shares of the Company’s common stock (“Common Stock”) at an exercise price of $3.90 per share, or an aggregate purchase price of $1.0 million in cash. Cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter.
The securities purchase agreement, dated February 6, 2009 (the “Purchase Agreement”), between the Company and the U.S. Treasury, pursuant to which the Series A Preferred Shares and the Warrant were sold, limits the payment of dividends on the Common Stock to the current quarterly cash dividend of $0.09 per share, limits the Company’s ability to repurchase its Common Stock, and subjects the Company to certain of the executive compensation limitations included in the EESA.
As a condition to the closing of the transaction, each of the Company’s Senior Executive Officers (as defined in the Purchase Agreement) executed a waiver voluntarily waiving any claim against the Treasury or the Company for any changes to their compensation or benefits, as required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program. The Senior Executive Officers also acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the U.S. Treasury holds any equity or debt securities of the Company acquired through the Capital Purchase Program.
In addition to EESA, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. The ARRA contains numerous provisions which modify EESA and which require additional rule making by various regulatory bodies. The precise impact of ARRA and the rules promulgated under it will become known in the coming months.

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
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2008 and 2007 we sold $27.8 million and $28.7 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.
Monarch uses an internally generated model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. The information presented in the following table presents the expected change in Monarch’s net portfolio value at December 31, 2008 that would occur upon an immediate change in interest rates.

Change in Interest Rates						Net Portfolio Value as %
Basis Points (“bp”)	Net Portfolio Value					of Present Value of Assets
(Rate Shock in Rates) (1)	$ Amount		$ Change		% Change	NPV Ratio	Change
+ 300 bp	27,505		5,533		-17%	9.79%	-271bp	-1.4
+ 200 bp	28,770		4,268		-13%	10.09%	-183bp	-1.1
+100 bp	30,760		2,278		-7%	10.61%	-80bp	-0.58
0 bp	33,038		0			11.19%	0
-100 bp	36,308		3,270		10%	12.08%	+7bp	0.89
-200 bp	39,724		6,686		20%	12.99%	+25bp	1.8
-300 bp	n/m	(2)	n/m	(2)	n/m (2)	n/m (2)	n/m (2)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2008. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.
Principal Amount Maturing In:

						2014 and		Fair Value
	2009	2010	2011	2012	2013	beyond	Total	12/31/2008
Rate-sensitive assets
Fed funds and overnight deposits	$677	$—	$—	$—	$—	$—	$677	$677
Average interest rate	1.25%
Securities	$3,002	$1,514	$507	$395	$506	$2,925	$8,849	$8,953

Average interest rate	4.33%	2.97%	4.50%	4.38%	4.25%	4.61%

Gross loans	$17,928	$13,176	$24,182	$22,222	$33,267	$140,060	$250,835	250,068
Average interest rate	6.23%	6.80%	6.60%	7.07%	6.83%	6.52%

Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$75,702	$—	$—	$—	$—	$—	$75,702	$89,553
Average interest rate	1.45%

Certificates of deposit	$58,747	$15,490	$8,338	$13,517	$6,479	$—	$102,571	$103,744
Average interest rate	3.91%	4.33%	4.54%	4.33%	4.46%

FHLB advances	$15,500	$8,000	$16,000	$13,000	$7,678	$—	$60,178	$63,252
Average interest rate	4.50%	5.64%	3.43%	4.78%	4.23%

ITEM 8. Financial Statements and Supplementary Data
Monarch Community Bancorp, Inc. and
Subsidiaries

Consolidated Financial Report
December 31, 2008

Monarch Community Bancorp, Inc. and Subsidiaries

Contents
Report Letter	3

Consolidated Financial Statements

Balance Sheet	4

Statement of Income	5

Statement of Stockholders’ Equity	6

Statement of Cash Flows	7

Notes to Consolidated Financial Statements	8-45

Plante & Moran, PLLC Suite 400 634 Front Avenue N.W. Grand Rapids, MI 49504 Tel: 616.774.8221 Fax: 616.774.0702 plantemoran.com
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
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
March 3, 2009

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31,
	2008	2007
Assets
Cash and due from banks	$5,595	$7,691
Federal Home Loan Bank overnight time and other interest bearing deposits	677	6,151

Total cash and cash equivalents	6,272	13,842

Securities — Available for sale (Note 3)	8,916	11,084
Securities — Held to maturity (Note 3)	37	238
Other securities (Note 3)	4,237	4,237
Loans held for sale	860	422
Loans, net (Note 4)	247,542	224,797
Foreclosed assets, net (Note 6)	2,076	1,515
Premises and equipment (Note 7)	4,456	4,675
Goodwill (Note 2)	9,606	9,606
Core deposit (Note 2)	681	862
Other assets (Notes 5 and 10)	7,124	7,930

Total assets	$291,807	$279,208

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$13,883	$13,609
Interest-bearing (Note 8):	178,273	164,327

Total deposits	192,156	177,936

Federal Home Loan Bank advances (Note 9)	60,178	59,330
Fed funds purchased (Note 9)	1,000	—
Accrued expenses and other liabilities (Note 14)	2,203	2,856

Total liabilities	255,537	240,122
Commitments and Contingencies (Note 11)	—	—

Stockholders’ Equity (Notes 12 ,13 and 17)
Common stock — $0.01 par value 20,000,000 shares authorized, 2,046,102 shares issued and outstanding at December 31, 2008 and 2,321,585 shares issued and outstanding at December 31, 2007	20	23
Additional paid-in capital	21,152	23,828
Retained earnings	15,867	16,341
Accumulated other comprehensive income	69	52
Unearned compensation (Notes 17 and 18)	(838)	(1,158)

Total stockholders’ equity	36,270	39,086

Total liabilities and stockholders’ equity	$291,807	$279,208

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income
(000s omitted, except per share data)

	Year Ended December 31,
	2008	2007	2006
Interest Income
Loans, including fees	$16,457	$16,369	$16,107
Investment securities	637	787	800
Federal funds sold and overnight deposits	102	389	380

Total interest income	17,196	17,545	17,287
Interest Expense
Deposits	5,861	6,107	5,418
Federal Home Loan Bank advances	2,675	3,115	3,189

Total interest expense	8,536	9,222	8,607

Net Interest Income	8,660	8,323	8,680
Provision for Loan Losses (Note 4)	2,712	971	—

Net Interest Income After Provision for Loan Losses	5,948	7,352	8,680
Noninterest Income

Fees and service charges	2,314	2,477	2,195
Loan servicing fees	443	444	447
Net gain on sale of loans	627	668	362
Net loss on sale of investment securities (Note 3)	2	(17)	(20)
Net gain on sale of premises and equipment	—	49	—
Other income (Note 6)	217	325	138

Total noninterest income	3,603	3,946	3,122
Noninterest Expense
Salaries and employee benefits (Note 14, 17 and 18)	4,584	4,522	4,967
Occupancy and equipment (Note 7)	1,032	1,008	1,020
Data processing	777	731	704
Mortgage banking	406	359	382
Professional services	401	591	441
Amortization of intangible assets (Note 2)	181	230	291
NOW account processing	176	180	171
ATM/Debit card processing	200	192	233
Repossessed property expense (Note 6)	219	207	346
Other general and administrative	1,176	972	1,155

Total noninterest expense	9,152	8,992	9,710

Income - Before income taxes	399	2,306	2,092
Income Taxes (Note 10)	101	561	544

Net Income	$298	$1,745	$1,548

Earnings Per Share
Basic	$0.14	$0.73	$0.63
Diluted	$0.14	$0.73	$0.63
See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(000s omitted, except per share data)

	Common Stock				Accumulated
	Number of		Additional Paid	Retained	Other Comprehensive	Unearned
	Shares	Amount	in Capital	Earnings	Income (Loss)	Compensation	Total
Balance — January 1, 2006	2,710	$27	$28,150	$14,401	$(155)	$(1,847)	$40,576
Issuance of 3,884 shares of common stock at an average price of $12.03/share in connection with Restricted Stock Plan	4		47			(47)	—
3,399 shares repurchased at average price of $11.42/share	(3)		(39)				(39)
Vesting of 16,811 restricted shares						223	223
Allocation of ESOP shares (Note 17)			56			185	241
Repurchase of 177,300 shares	(177)	(2)	(2,108)				(2,110)

Stock option expenses			85				85

Comprehensive Income:

Net Income				1,548			1,548

Change in unrealized gain on securities available-for-sale, net of tax					92		92

Total comprehensive income							1,640
Dividends paid ($0.24/share)	—	—	—	(630)	—	—	(630)

Balance — December 31, 2006	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986

3,326 shares repurchased at average price of $11.95/share	(3)		(40)				(40)
Vesting of 17,589 restricted shares						235	235
Allocation of ESOP shares (Note 17)			43			93	136

Repurchase of 208,570 shares at average price of $11.78/share	(209)	(2)	(2,454)				(2,456)
Stock option expenses			88				88

Comprehensive Income:

Net Income				1,745			1,745

Change in unrealized loss on securities available-for-sale, net of tax					115		115

Total comprehensive income							1,860
Dividends paid ($0.29/share)	—	—	—	(723)	—	—	(723)

Balance — December 31, 2007	2,322	$23	$23,828	$16,341	$52	$(1,158)	$39,086

Vesting of 17,289 restricted shares						227	227
Allocation of ESOP shares (Note 17)			15			93	108

Repurchase of 275,483 shares at average price of $9.81/share	(275)	(3)	(2,701)				(2,704)
Stock option expenses			10				10

Comprehensive Income:

Net Income				298			298

Change in unrealized loss on securities available-for-sale, net of tax					17		17

Total comprehensive income							315
Dividends paid ($0.36/share)	—	—	—	(772)	—	—	(772)

Balance — December 31, 2008	2,047	$20	$21,152	$15,867	$69	$(838)	$36,270

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$298	$1,745	$1,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,082	1,100	1,271
Provision for loan loss	2,712	971	—
Stock option expense	10	88	85
(Gain) loss on sale of foreclosed assets	(68)	(138)	67
Deferred income taxes	(274)	(394)	264
Mortgage loans originated for sale	(28,273)	(28,224)	(16,969)
Proceeds from sale of mortgage loans	28,464	29,407	16,563
Gain on sale of mortgage loans	(627)	(668)	(362)
(Gain) Loss on sale of available for sale securities	(2)	17	20
Gain on sale of premises and equipment	—	(49)	—
Earned stock compensation	335	371	464
Net change in:
Accrued interest receivable	64	(63)	(164)
Other assets	345	(226)	337
Accrued expenses and other liabilities	(390)	(109)	925

Net cash provided by operating activities	3,676	3,828	4,049

Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(3,519)	(3,819)	(4,755)
Proceeds from sale of securities	5,691	4,428	2,543
Proceeds from maturities of securities	208	2,173	2,994
Activity in held-to-maturity securities:
Purchases	(7)	(30)	(7)
Proceeds from maturities of securities	—	20	—
Activity in other securities:
Redemption of other securities, at par	—	—	600
Loan originations and principal collections, net	(27,672)	3,001	(19,248)
Proceeds from sale of foreclosed assets	1,715	1,793	3,196
Proceeds on sale of premises and equipment	—	283	30
Purchase of premises and equipment	(254)	(131)	(113)

Net cash provided by (used in) investing activities	(23,838)	7,718	(14,760)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	14,220	(14,636)	17,587
Repurchases of common stock	(2,704)	(2,496)	(2,149)
Dividends paid	(772)	(723)	(630)
Proceeds from FHLB advances	44,500	41,500	27,000
Repayment of FHLB advances	(42,652)	(36,646)	(32,086)

Net cash provided by (used in) financing activities	12,592	(13,001)	9,722

Net Increase (Decrease) in Cash and Cash Equivalents	(7,570)	(1,455)	(989)
Cash and Cash Equivalents - Beginning	13,842	15,297	16,286

Cash and Cash Equivalents — End	$6,272	$13,842	$15,297

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
On June 3, 2006 the Corporation completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Corporation became a federal bank holding company regulated by the Board of Governors of the Federal Reserve and the Bank became regulated by the State of Michigan Office of Financial and Insurance Regulation (“OFIR”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Corporation and the Bank had been regulated by the Office of Thrift Supervision.
Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Monarch Community Bancorp, Inc., Monarch Community Bank, and First Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset, valuation of investment securities, valuation of intangible assets and the valuation of the other real estate.
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
Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to approximately $441,000 and $477,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2008	2007	2006
Change in unrealized holding gain (loss) on available-for-sale securities	$27	$158	$118
Reclassification adjustment for (gains) losses realized in income	(2)	17	20

Net unrealized gains (losses)	$25	$175	$138
Tax effect	(8)	(60)	(46)

Net-of-tax amount	$17	$115	$92

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	2008	2007	2006
Basic earnings per share
Numerator:
Net income	$298	$1,745	$1,548

Denominator:
Weighted average common shares outstanding	2,159	2,508	2,626
Less: Average unallocated ESOP shares	(83)	(93)	(111)
Less: Average non-vested RRP shares	(11)	(32)	(49)

Weighted average common shares outstanding for basic earnings per share	2,065	2,383	2,466

Basic earnings per share	$0.14	$0.73	$0.63

Diluted earnings per share
Numerator:
Net income	$298	$1,745	$1,548

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,065	2,383	2,466
Add: Dilutive effects of assumed exercises of stock options	—	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,065	2,383	2,466

Diluted earnings per share	$0.14	$0.73	$0.63

At December 31, 2008, stock options not considered in computing diluted earnings per share because they were antidilutive totaled 162,262 and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 7,528. At December 31, 2007, there were 174,757 antidilutive stock options and 24,817 non-vested RRP shares. At December 31, 2006, there were 191,547 antidilutive stock options and 42,706 non-vested RRP shares.

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
Recent Accounting Pronouncements
FASB No. 157 and FASB No. 159 — Fair Value Measurement and The Fair Value Option for Financial Assets and Financial Liabilities — SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Corporation adopted these standards in 2008. The required disclosures are noted below. The adoption of these statements did not have an impact on financial statements.
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
The following table present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008, and the valuation techniques used by the Company to determine those fair values.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Fair Value Measurements (Continued)

Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance at
	Identical Assets	Observable Inputs	Unobservable	December
	(Level 1)	(Level 2)	Inputs (Level 3)	31, 2008
Assets

Investment securities — available — for — sale	$5,757	$3,159	$-	$8,916
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporations’ assets at fair value on a nonrecurring basis as of December 31, 2008
Assets Measured at Fair Value on a Nonrecurring Basis

Significant
		Quoted Prices in	Other		Change in Fair
	Balance at	Active Markets for	Observable	Significant	Value for the year
	December	Identical Assets	Inputs	Unobservable	ended December
	31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)	31, 2008
Impaired Loans accounted for under SFAS 114	$2,377	$—	$—	$2,377	$(193)
The fair value of impaired loans accounted for under SFAS 114 is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals) and customized discounting criteria, if deemed necessary. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 4).
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Supplemental Cash Flow Information (000s omitted)

	December 31,
	2008	2007	2006
Cash paid (received) for:
Interest	$8,553	$9,218	$8,491
Income taxes	$400	$500	$(1,122)

Noncash investing activities -
Loans transferred to real estate owned	$1,715	$1,478	$2,097
Issuance of common stock in connection with the 2003 Recognition and Retention Plan	$—	$—	$47
Reclassifications – Certain prior year amounts have been reclassified to conform with current year presentation.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 – Goodwill and Intangible Assets
In June 2001, the Financial Accounting Standards Board released SFAS No. 142 addressing the accounting for goodwill and other intangible assets. Among other things, SFAS No. 142 stipulated that goodwill not be amortized, but should be tested for impairment at a level of reporting referred to as a “Reporting Unit”. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. SFAS No. 142 requires a two step impairment test as of measurement date to: (1) identify potential goodwill impairment and (2) measure the amount of the goodwill impairment loss to be recognized, if applicable. At December 31, 2008 the Bank had approximately $10.3 million of intangible assets, of which $9.6 million was goodwill, created as a result of its past acquisition of Marshall Savings Bank. Monarch Community Bank utilizes a third party to provide testing of the goodwill. It has been determined that as of December 31, 2008 there is no impairment.
Acquired intangible assets at year end were as follows:

	(In thousands of Dollars)
	Gross	Accumulated	Net
	Amount	Amortization	Carrying
2008
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,400	$681

2007
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,219	$862

Aggregate amortization expense was $181,000, $230,000 and $291,000 for 2008, 2007, and 2006 respectively.

Year Ending
December 31
2009	$149
2010	142
2011	142
2012	142
Thereafter	106

Total	$681

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 — Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
2008
Available-for-sale securities:
U.S. government agency obligations	$5,698	$63	$—	$5,761
Mortgage-backed securities	739	—	(5)	734
Obligations of states and political subdivisions	2,375	58	(12)	2,421

Total available-for-sale securities	$8,812	$121	$(17)	$8,916

Held-to-maturity securities:
Municipal securities	$37	$—	$—	$37

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
2007
Available-for-sale securities:
U.S. government agency obligations	$7,692	$42	$(4)	$7,730
Mortgage-backed securities	932	—	(14)	918
Obligations of states and political subdivisions	2,381	55	—	2,436

Total available-for-sale securities	$11,005	$97	$(18)	$11,084

Held-to-maturity securities:
Municipal securities	$238	$1	$(5)	$234

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 — Securities (Continued)
The amortized cost and estimated market values of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$2,998	$3,051
Due in one through five years	37	37	2,151	2,188
Due after five years through ten years	—	—	2,924	2,943
Due after ten years	—	—	—	—

Total	$37	$37	8,073	8,182

Mortgage-backed securities			739	734

Total available-for-sale securities			$8,812	$8,916

For the years ended December 31, 2008, 2007 and 2006, proceeds from sales of securities available for sale amounted to $5,691,000, $4,428,000, and $2,543,000, respectively. Gross realized gains amounted to $2,000, $2,000, and $0, respectively. Gross realized losses amounted to $0, $19,000, and $20,000, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $500, $4,250, and $5,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 3 — Securities (Continued)
Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated
	Losses	Market Value	Losses	Market Value
2008
Available-for-sale securities:
Mortgage-backed securities	$5	$734	$—	$—
Obligations of states and political subdivisions	12	528	—	—

Total available-for-sale securities	$17	$1,262	$—	$—

2007
Available-for-sale securities:
U.S. government agency obligations	$—	$—	$4	$1,996
Mortgage-backed securities	—	—	14	918

Total available-for-sale securities	$—	$—	$18	$2,914

Held-to-maturity securities:
Municipal securities	$5	$203	$—	$—

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
Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates market value. Monarch Community Bank had $5.7 and $8.6 million in pledged securities as collateral for Federal Home Loan Bank Advances at December 31, 2008 and 2007 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 — Loans
A summary of the balances of loans follows (000s omitted):

	December 31,
	2008	2007

Mortgage loans on real estate:
One-to-four family	$124,855	$126,780
Multi-family	5,728	5,594
Commercial	75,730	56,714
Construction or land development	9,499	6,409

Total real estate loans	215,812	195,497

Consumer loans:
Home equity	20,677	20,430
Other	5,737	7,014

Total consumer loans	26,414	27,444

Commercial business loans	8,609	4,228

Subtotal	250,835	227,169

Less: Allowance for loan losses	2,719	1,824
Net deferred loan fees	574	548

Loans, net	$247,542	$224,797

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 — Loans (Continued)
The following is an analysis of the allowance for loan losses (000s omitted):

	December 31,
	2008	2007	2006
Balance — Beginning	$1,824	$2,024	$2,925
Provision for loan losses	2,712	971	—
Loans charged-off	(2,021)	(1,402)	(1,185)
Recoveries of loans previously charged off	204	231	284

Balance — Ending	$2,719	$1,824	$2,024

The following is a summary of information pertaining to impaired loans (000s omitted):

	December 31,
	2008	2007
Impaired loans with a valuation allowance	$2,394	$424

Valuation allowance related to impaired loans	$364	$90

Total non-accrual loans	$2,571	$760

Total loans past-due ninety days or more and still accruing	$—	$105

There are no impaired loans without a valuation allowance as of December 31, 2008 and 2007. The following is a summary of our average investment in impaired loans (000s omitted):

	December 31,
	2008	2007	2006
Average investment in impaired loans	$1,661	$1,748	$2,709

Interest income recognized on impaired loans was not significant for the years ended December 31, 2008, 2007, and 2006. No additional funds are committed to be advanced in connection with impaired loans.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 – Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $175,641,000 and $178,449,000 at December 31, 2008 and 2007, respectively.
The fair value of mortgage servicing rights approximates $1,913,000 and $1,769,000 at December 31, 2008 and 2007, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using an 8.0% discount rate and estimated prepayment speeds of 7.0 to 11.6 based on current Freddie Mac experience. The impairment valuation allowance is $0 as of December 31, 2008, 2007, and 2006. There has been no activity in the impairment valuation allowance during the years ended December 31, 2008, 2007, and 2006.
The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2008	2007	2006

Mortgage servicing rights — Beginning	$1,016	$1,129	$1,358
Mortgage servicing rights capitalized	252	246	153
Mortgage servicing rights scheduled amortization and direct writedown for loan payoffs	(406)	(359)	(382)

Mortgage servicing rights — Ending	$862	$1,016	$1,129

Note 6 – Foreclosed Assets
Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2008	2007

Real estate owned	$749	$885
Real estate in judgment and subject to redemption	1,327	630

Total	$2,076	$1,515

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6 — Foreclosed Assets (Continued)
Expenses applicable to foreclosed and repossessed assets include the following (000s omitted):

	December 31,
	2008	2007	2006

Net loss (gain) on sales of real estate	$(68)	$(138)	$67
Operating expenses	219	207	346

Total	$151	$69	$413

Note 7 — Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

			Depreciable
	December 31,		Life
	2008	2007	(in Years)
Land	$566	$566
Buildings and improvements	5,550	5,494	5-40
Furniture, fixtures and equipment	2,779	2,581	2-15

Total bank premises and equipment	8,895	8,641

Less accumulated depreciation and amortization	4,439	3,966

Net carrying amount	$4,456	$4,675

Depreciation expense totaled $473,000, $483,000, and $528,000 in 2008, 2007, and 2006, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8 — Deposits
The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2008	2007

Balances by account type:
Demand and NOW accounts	$16,057	$17,927
Money market	41,156	26,014
Passbook and statement savings	18,489	19,426

Total transactional accounts	75,702	63,367

Certificates of deposit:
$100,000 and over	46,621	46,023
Under $100,000	55,950	54,937

Total certificates of deposit	102,571	100,960

Total	$178,273	$164,327

The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31, 2008
	Less than	$100,000 &
	$100,000	greater
Less than one year	$35,431	$23,316
One to two years	6,984	8,506
Two to three years	6,038	2,300
Three to four years	2,880	10,637
Four to five years	4,617	1,862

Total	$55,950	$46,621

Note 9 — Federal Home Loan Bank Advances and Fed Funds Purchased
The Bank has an unsecured federal funds line of credit with a correspondent bank allowing for overnight borrowings up to $3.0 million.  The federal funds purchased had an interest rate of .25% at December 31, 2008.
The Bank has Federal Home Loan Bank advances of $60,178,000 and $59,330,000 at December 31, 2008 and 2007, respectively, which mature through 2013. At December 31, 2008, the interest rates on fixed rate advances ranged from 2.53% to 6.21%. At December 31, 2007 the interest rates on fixed rate advances ranged from 4.02% to 6.21%.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 9 — Federal Home Loan Bank Advances and Fed Funds Purchased (Continued)
The total advances outstanding included one floating rate advance in the amount of $1 million with an interest rate of .65% as of December 31, 2008. At December 31, 2007, the Bank had no floating rate advances. The weighted average interest rate of all advances was 4.45 and 5.10% at December 31, 2008 and 2007, respectively.
At December 31, 2008, the Bank had one putable advance of $3,000,000 with an interest rate of 2.47%, which is included in the total outstanding advances noted below. At December 31, 2007, the Bank had two putable advances totaling $10,000,000 with a weighted average interest rate of 3.68%.
The Bank has provided a pledge of all of the Bank’s eligible residential mortgage loans and certain securities as collateral for all FHLB debt. The amount of the residential loans totaled $137,370,000 and $117,643,000 as of December 31, 2008 and 2007, respectively.
The contractual maturities of advances are as follows (000s omitted):

Year Ending
December 31
2009	$15,660
2010	8,168
2011	16,175
2012	13,116
2013	7,059

Total	$60,178

Note 10 — Income Taxes
Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2008	2007	2006
Current expense	$371	$955	$280
Deferred expense (recovery)	(270)	(394)	264

Total tax expense	$101	$561	$544

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 — Income Taxes (Continued)
The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss)
	December 31,
	2008	2007	2006
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	2.50%	0.84%	1.30%
Tax exempt income	-18.70%	-3.49%	-2.73%
Low income housing credit	-20.40%	-5.93%	-4.18%
Other	27.90%	-1.09%	-2.39%

Reported tax expense	25.30%	24.33%	26.00%

The components of the net deferred tax asset are as follows (000’s omitted):

	December 31,
	2008	2007
Deferred tax assets:
Provision for loan losses	$297	$120
Net deferred loan fees	195	186
Deferred compensation	334	345
Unrealized loss on available for sale securities	—	—
General business tax credit carryforward	480	525
Depreciation	224	144
Other	311	432

Total deferred tax assets	1,841	1,752

Deferred tax liabilities:
Mortgage servicing rights	$274	$323
Original issue discount	72	61
Net purchase premiums	673	769
Unrealized gain on available for sale securities	35	27
Other	133	180

Total deferred tax liabilities	1,187	1,360

Net deferred tax asset	$654	$392

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 — Income Taxes (Continued)
The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. Accordingly, retained earnings at December 31, 2008 and 2007 include approximately $1,592,000 for which no provision for federal income taxes has been made. Unrecognized deferred taxes on this amount are approximately $541,000. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates. The general business credits of $340,000 expire between 2026 and 2028.
The Corporation has recorded an estimate of the tax credit through December 31, 2008. The Corporation’s share of tax credits generated by the investee partnership approximated $191,000, in 2008, 2007, and 2006.
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
The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,
	2008	2007
Commitments to grant loans	$6,907	$9,568
Unfunded commitments under lines of credit	18,952	20,296
Unfunded commitments under letters of credit	10	16
The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 3.25% and 11.50% at December 31, 2008, and 5.25% and 11.50% at December 31, 2007.
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 — Off-Balance Sheet Activities (Continued)
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
Note 12 — Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Management believes, as of December 31, 2008 and 2007, that the Bank has met all of the capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.
A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2008	2007
Equity per consolidated bank balance sheet	$36,186	$38,309
Less: intangible and disallowed assets	(10,440)	(11,207)

Tier 1 Capital	25,746	27,102
Plus: Allowance for loan losses **	2,719	1,824

Total Capital	$28,465	$28,926

**	Limited to 1.25% of risk weighted assets

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 12 — Regulatory Matters (Continued)
Regulatory capital balances and ratios are as follows (000s omitted):

					To be Well Capitalized
			To Comply With		Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$28,465	12.54%	$18,155	8.00%	$22,693	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$25,746	11.35%	$9,077	4.00%	$13,616	6.00%
Tier 1 Capital (to Average Assets)	$25,746	9.26%	$13,903	5.00%	$13,903	5.00%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$28,926	14.17%	$16,326	8.00%	$20,408	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$27,102	13.28%	$8,163	4.00%	$12,245	6.00%
Tier 1 Capital (to Average Assets)	$27,102	10.20%	$13,291	5.00%	$13,291	5.00%
Note 13 — Restrictions on Dividends, Loans and Advances
Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.
The amount of total dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards.  At December 31, 2008, the Bank’s retained earnings available for the payment of dividends, without approval from the regulators, totaled $4,632,000. Accordingly, $31,554,000 of the Corporation’s investment in the Bank was restricted at December 31, 2008.
Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus.  Accordingly, at December 31, 2008, Bank funds available for loans or advances to the Corporation amounted to $3,149,000.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 14 — Retirement Plans
The Corporation is part of a non-contributory, multi-employer defined benefit pension plan covering substantially all employees. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multi-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2008, 2007 and 2006, the Corporation recognized expense for this plan of $166,000, $205,000, and $246,000, respectively.
The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation has a matching contribution agreement to match 25% of the first 6% of an employee’s salary (reduced from a 50% match effective October 1, 2006). During 2008, 2007 and 2006, the Corporation recognized expense for this plan of $33,000, $32,000, and $63,000, respectively.
The Corporation has a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the higher of the Company’s return on average equity or 5.0%. The value of benefits accrued to participants was $424,000 and $420,000 at December 31, 2008 and 2007, respectively. The expense for the plan, including the increase due to the annual earnings credit was $21,000, $19,000, and $20,000, for 2008, 2007, and 2006, respectively.
The Corporation has a liability for the directors’ deferred compensation plan. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 6.08% as of December 31, 2008. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $560,000 and $598,000 at December 31, 2008 and 2007, respectively.
Note 15 — Related Party Transactions
Extensions of credit to principal officers, directors and their affiliates totaled $3,239,000 and $518,000 for the years ending December 31, 2008 and 2007, respectively. During the year ending December 31, 2008, total principal additions were $3,329,000 and total principal payments were $608,000, and during the year ending December 31, 2007, total principal additions were $261,000 and total principal payments were $625,000. Deposits from related parties and their affiliates held by the Bank at December 31, 2008 and 2007 amounted to $954,000 and $744,000 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
Fed Funds Purchased - The carrying amounts of fed funds purchased approximate fair value.
Accrued Interest - The carrying amounts of accrued interest approximate fair value.
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31,
	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$6,272	$6,272	$13,842	$13,842
Securities — Held to maturity	37	37	238	234
Securities — Available for sale	8,916	8,916	11,084	11,084
Other securities	4,237	4,237	4,237	4,237
Loans held for sale	860	864	422	428
Net loans	247,542	250,068	224,797	226,760
Accrued interest and late charges receivable	1,300	1,300	1,364	1,364

Liabilities:
Federal Home Loan Bank advances	60,178	63,252	59,330	60,409
Fed funds purchased	1,000	1,000	—	—
Deposits	192,156	192,045	177,936	177,754
Accrued interest payable	526	526	544	544
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 — Employee Stock Ownership Plan (ESOP) (Continued)
The scheduled maturities of the loan are as follows (000’s omitted):

Year Ending
December 31
2009	$89
2010	94
2011	98
2012	103
2013	108
Thereafter	356

Total	$848

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
The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2008	2007

Allocated shares	101,833	92,575
Shares released for allocation	9,258	9,258
Shares distributed	(29,504)	(27,810)
Unreleased shares	74,059	83,317

Total ESOP shares	155,646	157,340

Fair value of unallocated shares	$259	$942

Total compensation expense applicable to the ESOP amounted to approximately $108,000, $136,000, and $241,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 — Stock Compensation Plans
The Corporation has a Recognition and Retention Plan (RRP) which authorizes up to 92,575 shares to be issued to employees and directors. 92,275 shares of restricted stock have been issued to employees and directors since 2003. Under the plan, the shares vest 20% per year for five years. Shares forfeited total 0 in 2008 and 3,326 in 2007. No shares of restricted stock were issued in 2008 or 2007. During 2008, 17,289 shares vested and are no longer restricted for a total of 78,925 vested shares as of December 31, 2008. During 2007, 17,589 shares vested and are no longer restricted for a total of 67,458 vested shares as of December 31, 2007. Compensation expense applicable to the RRP amounted to $229,000, $229,000 and $230,000 for the years ended December 31, 2008, 2007 and 2006 respectively.
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
There were no options granted in 2008. The fair value of each option granted in 2007 was $2.05. The fair value of each option granted in 2006 was $2.41. As of December 31, 2008, there was $19,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. The fair value is estimated on the date of the grant using the following weighted average assumptions:

	2007	2006
Dividend yield	1.8%	1.6%
Expected life	5 years	5 years
Expected volatility	22.3%	23.0%
Risk-free interest rate	3.02%-4.80%	3.02%-4.80%

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 18 — Stock Compensation Plans (continued)
A summary of changes of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	175	$13.21	192	$13.09
Granted	—	—	1	10.12
Exercised	—	—	—	—
Forfeited/expired	13	13.00	18	11.91

Outstanding at end of year	162	$13.22	175	$13.21

Exercisable at year-end	152	$13.20	129	$13.18

A summary of changes in exercisable stock options December 31, 2008 and 2007 is as follows:

	2008	2007
Beginning of year	129	101
Newly Vested	23	28
Exercised	—	—

End of year	152	129

A summary of outstanding and exercisable stock options at December 31, 2008 is as follows:

Outstanding		Exercisable
Exercise Price	Number	Remaining	Number
Per share	Outstanding	Life (in Months)	Exercisable
$ 14.00	39,836	69	31,868
$ 13.10	5,000	72	4,000
$ 13.00	115,426	52	115,426
$ 11.15	1,500	84	900
$ 10.12	500	97	100

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 — Condensed Financial Statements of Parent Company
The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.
     Condensed Balance Sheet (000s omitted)

	December 31,	December 31,
	2008	2007
Assets
Cash	$469	$758
Investments	123	323
Investment in Monarch Community Bank	36,186	38,309
Other assets	140	28

Total assets	$36,918	$39,418

Liabilities and Stockholders’ Equity
Accrued expenses	$648	$332
Stockholders’ equity	36,270	39,086

Total liabilities and stockholders’ equity	$36,918	$39,418

     Condensed Income Statement (000s omitted)

	December 31,	December 31,	December 31,
	2008	2007	2006
Income — Interest on investments
Income — Interest on investments	$15	$23	$83
Dividends from Monarch Community Bank	2,638	3,261	—
Operating expense	217	385	204

Income (loss) — Before equity in undistributed net income of subsidiary	2,436	2,899	(121)

Equity in undistributed net income of subsidiary	(2,138)	(1,154)	1,669

Net income	$298	$1,745	$1,548

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 — Condensed Financial Statements of Parent Company (Continued)
     Condensed Statement of Cash Flows (000s omitted)

	December 31,	December 31,	December 31,
	2008	2007	2006
Cash flows from operating activities:

Net income	$298	$1,745	$1,548
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1	1	2
Allocation of ESOP and RRP	335	371	464
(Increase) decrease in other assets	(112)	139	(10)
Decrease in accrued expenses	326	54	(3)
Undistributed net income of subsidiary	2,138	1,154	(1,669)

Net cash provided by operating activities	2,986	3,464	332

Cash flows from investing activities:
Purchase of securities	(7)	(30)	(83)
Proceeds from sales and maturities of securities	208	20	439

Net cash (used in) provided by investing activities	201	(10)	356

Cash flows from financing activities:
Repurchase of common stock	(2,704)	(2,496)	(2,149)
Dividends received	—	—	—
Dividends paid	(772)	(723)	(630)

Net cash (used in) provided by financing activities	(3,476)	(3,219)	(2,779)

Net increase (decrease) in cash	(289)	235	(2,091)
Cash at beginning of year	758	523	2,614

Cash at end of year	$469	$758	$523

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 20 — Subsequent events -The Troubled Asset Relief Program Capital Purchase Program
On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced the Capital Purchase Program (“CPP”). This program was instituted by the Treasury pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides up to $700 billion to the Treasury to, among other things, take equity ownership positions in financial institutions. The minimum investment amount is 1% of an institution’s risk-weighted assets. The maximum amount is the lesser of $25 billion or 3% of its risk-weighted assets. The CPP is intended to encourage financial institutions in the United States to build capital and thereby increase the flow of financing to businesses and consumers.
Under the CPP, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions (“TARP Preferred Shares”). TARP Preferred Shares will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. TARP Preferred Shares will pay a cumulative dividend of 5% per annum for the first five years they are outstanding and thereafter at a rate of 9% per annum. TARP Preferred Shares generally will be non-voting, but will have limited voting rights on matters that could adversely affect the shares. The Treasury’s consent will be required for any increase in dividends on common stock or certain repurchases of common stock until the third anniversary of the date of the Treasury’s investment unless prior to such third anniversary either the TARP Preferred Shares are redeemed in whole or the Treasury has transferred all the TARP Preferred Shares to third parties.
SEC reporting companies whose common stock is traded on a national securities exchange, like the Company, participate in the “public” version of the CPP. Public institutions that participate in the program must issue to the Treasury warrants to purchase additional shares of common stock with an aggregate market price equal to 15% of the TARP Preferred Shares purchased by the Treasury. The exercise price of the warrants will be a per share price equal to the 20 trading-day average closing price for shares of the participating institution’s common stock for the 20 trading-days ending the day prior to Treasury’s approval of the institution’s CPP application. The warrants will have a term of 10 years and will be transferable by Treasury.
Subject to certain exceptions, the Company will be required to register the TARP Preferred Shares, the TARP Warrants, and the common stock underlying the TARP Warrants with the SEC following the completion of the transaction. Institutions that participate in the CPP and their senior executive officers must agree to comply with the standards for executive compensation and corporate governance set forth in Section 111 of EESA for the period during which the Treasury holds preferred stock or warrants issued under the program. The description above of the TARP Preferred Shares and related elements of the CPP is intended only to summarize the program.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s TARP Application
The Company filed an application on November 14, 2008 to participate in the “public” company version of the CPP, seeking a $6.8 million investment, the maximum permitted under the program. For the Company, the minimum amount of investment would be approximately $2.3 million. The application was preliminarily approved by the Treasury on December 15, 2008. On February 6, 2009, the Company completed the sale of $6.8 million of preferred stock and a warrant to purchase common stock to the Treasury under U.S. Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.
The Company issued and sold (1) 6,785 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (2) a ten-year warrant (the “Warrant”) to purchase up to 260,962 shares of the Company’s common stock (“Common Stock”) at an exercise price of $3.90 per share, or an aggregate purchase price of $1.0 million in cash. Cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The issuance of the Series A Preferred Shares and the Warrant was exempt from registration as a transaction by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933.
The TARP Preferred Shares issued by the Company will qualify as Tier 1 capital and will rank senior to our common stock, the only class of equity securities we currently have outstanding. The primary effect of a CPP investment in the Company would be to materially increase our regulatory capital ratios. The following tables present our actual capital ratios as of December 31, 2008 and our capital ratios on a pro forma basis to illustrate the effects of issuing TARP Preferred Shares at the maximum and minimum program levels.

	December 31, 2008
	Actual	Pro forma
Tier I leverage ratio	9.26%	10.70%
Tier I risk-based capital ratio	11.35%	13.06%
Total risk-based captial ratio	12.54%	14.26%
The TARP Preferred Shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The Company would be prohibited from paying or declaring dividends on any junior preferred shares, preferred shares with equal ranking, or common shares unless all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. The Company also would be prohibited from repurchasing or redeeming any junior or pari passu preferred shares or common shares during periods dividends on the TARP Preferred Shares are unpaid.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s TARP Application (Continued)
At issuance of the TARP Preferred Shares, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of stock junior to the TARP Preferred Shares or pari passu with the TARP Preferred Shares will be subject to restrictions, including the Company’s restrictions against increasing dividends from the last quarterly cash dividend per share ($0.09), the last cash dividend declared on the Company’s common stock prior to October 14, 2008, the date Treasury announced the CPP. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of: (a) the third anniversary of the date of the issuance of the TARP Preferred Shares, and (b) the date on which the TARP Preferred Shares have been redeemed in whole or Treasury has transferred all of the TARP Preferred Shares to third parties. In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of stock junior to the TARP Preferred or ranking pari passu with the TARP Preferred Shares will be subject to further restrictions if the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the TARP Preferred Shares.
Contemporaneous with the issuance of the TARP Preferred Shares, the Company issued the Treasury warrants (“Warrants”) to purchase shares of the Company’s common stock equal to 15% of the value of the TARP Preferred Shares. These shares are referred to herein as “TARP Warrant Shares.” The initial exercise price of the Warrants is $3.90
The Warrants have a term of 10 years. The TARP Preferred Shares, TARP Warrant Shares, and Warrants would be freely transferable and, subject to certain exceptions the Company is required to file a registration statement with the SEC covering of such securities within 30 days of closing the transaction with Treasury. If the Company fails to pay dividends on the TARP Preferred Shares for a total of six quarters, whether or not consecutive, Treasury will have the right to elect two members of the Company’s Board of Directors, voting together with any other holders of preferred shares ranking pari passu with the TARP Preferred Shares. These directors would serve on the Board of Directors until such time as the Company has paid in full all dividends not previously paid, at which time these directors’ terms of office would immediately terminate.
At December 31, 2008, the Company and its bank subsidiary had capital ratios in excess of those required to be considered “well-capitalized” under banking regulations. Nevertheless, the Board believed it was prudent for the Company to apply for capital available under the CPP because (i) it believes that the cost of capital under this program is significantly lower than the cost of capital otherwise available to the Company at this time, and (ii) despite being well-capitalized, additional capital under the program would provide the Company and its bank subsidiary additional flexibility to meet future capital needs that may arise.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Pro Forma Financial Statements
The following un-audited pro forma financial information of Monarch Community Bancorp as of December 31, 2008 and for the fiscal year ended December 31, 2007 show the effects of $6.8 million of TARP Preferred Shares issued to the U.S. Treasury pursuant to the program.
There is the possibility that participation in the program will impact future net income available to our common shareholders due to future dividends and accretion charges related to the preferred stock issued to Treasury.
The Company presently plans to contribute $4 million to its bank subsidiary and to retain the remainder of the proceeds at the parent company level for general corporate purposes.
The Company’s bank subsidiary intends to use the additional capital to fund prudent loan growth in its markets and to further strengthen its capital position.
This financial data should be read in conjunction with our audited financial statements and the related notes filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2008	2007	Adjusted
Assets

Cash and due from banks	$5,595	$7,691	$5,595
Federal Home Loan Bank overnight time and other interest bearing deposits	677	6,151	677

Total cash and cash equivalents	6,272	13,842	6,272

Securities — Available for sale (1)	8,916	11,084	15,701
Securities — Held to maturity	37	238	37
Other securities	4,237	4,237	4,237
Loans held for sale	860	422	860
Loans, net	247,542	224,797	247,542
Foreclosed assets, net	2,076	1,515	2,076
Premises and equipment	4,456	4,675	4,456
Goodwill	9,606	9,606	9,606
Core deposit	681	862	681
Other assets	7,124	7,930	7,124

Total assets	$291,807	$279,208	$298,592

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$13,883	$13,609	$13,883
Interest-bearing	178,273	164,327	178,273

Total deposits	192,156	177,936	192,156

Federal Home Loan Bank advances	60,178	59,330	60,178
Fed funds purchased	1,000	—	1,000
Accrued expenses and other liabilities	2,203	2,856	2,203

Total liabilities	255,537	240,122	255,537
Commitments and Contingencies	—	—	—

Stockholders’ Equity
Senior preferred stock, $1,000 par value; 5,000,000 shares authorized (2)	—	—	6,785
Discount on senior preferred stock (3)	—	—	(56)
Warrant to purchase common stock (4)	—	—	56
Common stock — $0.01 par value

20,000,000 shares authorized, 2,046,102 shares issued and outstanding at December 31, 2008 and 2,321,585 shares issued and outstanding at December 31,2007	20	23	20
Additional paid-in capital	21,152	23,828	21,152
Retained earnings	15,867	16,341	15,867
Accumulated other comprehensive income (loss)	69	52	69
Unearned compensation	(838)	(1,158)	(838)

Total stockholders’ equity	36,270	39,086	43,055

Total liabilities and stockholders’ equity	$291,807	$279,208	$298,592

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	The pro forma financial information above assumes the proceeds from the issuance of the preferred stock will be used to purchase investment securities. The Company initially plans to invest the proceeds in a mix of mortgage-backed securities (MBS), bonds and municipals. It is expected that the MBS will provide cash flow for subsequent investment in loans. It is estimated that the Company will earn a pre-tax yield of approximately 4.59% on such investments and the average life will be five years.

2.	Reflects the issuance of the preferred stock.

3.	The Company will allocate the estimated proceeds from the issuance based on the relative fair value of the warrants as compared to the fair value of the preferred stock. The fair value of the warrants is determined under a Black-Scholes model (as described in note 4) The fair value of the preferred stock is determined based on assumptions regarding the discount rate (market rate) on the preferred stock (currently estimated at 12%). The Company will then accrete the discount over a period of 5 years with corresponding charges to retained earnings using the effective yield method (approximately 8%).

4.	Reflects the Company’s estimate of the relative fair value of the warrants to be issued to Treasury. As mentioned in note 3, the Company used the Black-Scholes pricing model. This model includes assumptions regarding Monarch Community Bancorp’s common stock price, estimated dividend yield, stock price volatility, as well as assumptions regarding a risk-free interest rate. Additionally, based on this pro forma, it is estimated that the warrants will have an exercise price equal to $3.9 per share, which is expected to result in approximately $1.0 million in proceeds to the Company upon exercise. It is estimated the Company will issue a warrant to Treasury to purchase approximately 260,962 shares of its common stock.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2008 Actual	2007 Actual	2006 Actual	2008 Adjusted
Interest Income
Loans, including fees	$16,457	$16,369	$16,107	$16,457
Investment securities (1)	637	787	800	948
Federal funds sold and overnight deposits	102	389	380	102

Total interest income	17,196	17,545	17,287	17,507
Interest Expense
Deposits	5,861	6,107	5,418	5,861
Federal Home Loan Bank advances	2,675	3,115	3,189	2,675

Total interest expense	8,536	9,222	8,607	8,536

Net Interest Income	8,660	8,323	8,680	8,971
Provision for Loan Losses	2,712	971	—	2,712

Net Interest Income After Provision for Loan Losses	5,948	7,352	8,680	6,259
Noninterest Income
Fees and service charges	2,314	2,477	2,195	2,314
Loan servicing fees	443	444	447	443
Net gain on sale of loans	627	668	362	627
Net loss on sale of investment securities	2	(17)	(20)	2
Net gain on sale of premises and equipment	—	49	—	—
Other income	217	325	138	217

Total noninterest income	3,603	3,946	3,122	3,603
Noninterest Expense
Salaries and employee benefits	4,584	4,522	4,967	4,584
Occupancy and equipment	1,032	1,008	1,020	1,032
Data processing	777	731	704	777
Mortgage banking	406	359	382	406
Professional services	401	591	441	401
Amortization of intangible assets	181	230	291	181
NOW account processing	176	180	171	176
ATM/Debit card processing	200	192	233	200
Repossessed property expense	219	207	346	219
Other general and administrative	1,176	972	1,155	1,176

Total noninterest expense	9,152	8,992	9,710	9,152

Income - Before income taxes	399	2,306	2,092	710
Income Taxes (2)	101	561	544	178

Net Income	$298	$1,745	$1,548	$532

Dividends on preferred stock (3)	—	—	—	339
Amortization of discount on preferred stock (4)	—	—	—	11

Net Income available to common	$298	$1,745	$1,548	$182

Earnings Per Share

Basic (5)	$0.14	$0.73	$0.63	$0.08

Diluted (5)	$0.14	$0.73	$0.63	$0.08

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Reflects estimated additional interest income resulting from the investment of proceeds the Company may receive under the TARP program. The Company initially plans to invest the proceeds in a mix of mortgage-backed securities (MBS), bonds and municipals. It is expected that the MBS will provide cash flow for subsequent investment in loans. It is estimated that the Company will earn a pre-tax yield of approximately 4.59% on such investments and the average life will be five years. The Company anticipates making such an investment in an effort to minimize the impact the cost of the preferred equity is expected to have on income available to common shareholders.

2.	Provisions for income taxes are adjusted to reflect the estimated additional income tax the Company may have to accrue for given the expected increases in interest income. This pro forma assumes a tax rate of 25.0%.

3.	Reflect required quarterly dividend payments the Company can expect to make under the terms of the program. Dividends reflected in the pro forma information above are equivalent to 5% of the preferred equity assumed to be issued.

4.	Amortization related to the discount on the preferred stock is expected to take place over a period of five years. The Company will accrete the value of the discount to preferred equity with corresponding charges made to retained earnings.

5.	Diluted shares and corresponding earnings per share have been adjusted to reflect the estimated impact that the aforementioned items in notes 3 and 4 as well as the dilutive nature the issuance of the warrants is expected to have. For purposes of this pro forma the Company assumed the warrants were issued and exercisable on January 1, 2008. This pro forma also assumes the treasury stock method was used in determining the estimated diluted shares outstanding for the periods presented and corresponding earnings per share. Estimated proceeds from the assumed exercise of the warrants were determined using an estimated exercise price of $3.90 per share.

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated:

	Year Ended December 31, 2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$4,285	$4,295	$4,297	$4,319
Interest expense	2,213	2,126	2,112	2,085

Net interest income	2,072	2,169	2,185	2,234
Provision for loan losses	308	448	731	1,225

Net interest income after provision for loan losses	1,764	1,721	1,454	1,009

Noninterest income	1,000	933	898	772
Noninterest expense	2,322	2,321	2,258	2,251

Income before income taxes	442	333	94	(470)
Income tax expense	110	85	37	(131)

Net Income	$332	$248	$57	$(339)

Earnings per share:
Basic	$0.15	$0.12	$0.03	$(0.17)
Diluted	$0.15	$0.12	$0.03	$(0.17)

Cash dividends declared per share	$0.09	$0.09	$0.09	$0.09

	Year Ended December 31, 2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$4,427	$4,396	$4,377	$4,345
Interest expense	2,353	2,308	2,304	2,257

Net interest income	2,074	2,088	2,073	2,088
Provision for loan losses	225	245	219	282

Net interest income after provision for loan losses	1,849	1,843	1,854	1,806

Noninterest income	1,000	969	1,040	937
Noninterest expense	2,191	2,192	2,266	2,343

Income before income taxes	658	620	628	400
Income tax expense	164	156	157	84

Net Income	$494	$464	$471	$316

Earnings per share:
Basic	$0.21	$0.19	$0.19	$0.14
Diluted	$0.21	$0.19	$0.19	$0.14

Cash dividends declared per share	$0.07	$0.07	$0.07	$0.08

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
ITEM 9A (T). Controls and Procedures
An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2008 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Monarch Community Bancorp, Inc. and Subsidiaries assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
Dated: March 30, 2009

/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

/s/ Rebecca S. Crabill
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
ITEM 9B. Other Information — Not Applicable
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2009, under the captions “Election of Directors”, ”The Audit Committee”, ”Audit Committee Financial Expert”, ”Compliance with Section 16”, “Code of Ethics”, and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 11. Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2009, under the caption “Executive Compensation”, a copy of which will be filed not later than 120 days after the close of the fiscal year. The “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”, are not required for smaller reporting companies.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2009, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2008:

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders (1)	162,262	13.22	69,176
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2009, under the captions “Transactions with Certain Related Persons” and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2009, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
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

MONARCH COMMUNITY BANCORP, INC.
Dated: March 30, 2009	By:	/s/ Donald L. Denney
Donald L. Denney,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Donald L. Denney Donald L. Denney	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009

/s/ Stephen M. Ross Stephen M. Ross	Chairman of the Board	March 30, 2009

/s/ Rebecca S. Crabill Rebecca S. Crabill	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 30, 2009

/s/ Harold A. Adamson Harold A. Adamson	Director	March 30, 2009

/s/ Karl F. Loomis Karl F. Loomis	Director	March 30, 2009

/s/ James W. Gordon James W. Gordon	Director	March 30, 2009

/s/ Martin L. Mitchell Martin L. Mitchell	Director	March 30, 2009

/s/ Gordon L. Welch Gordon L. Welch	Director	March 30, 2009

/s/ Craig W. Dally Craig W. Dally	Director	March 30, 2009

/s/ Richard L. Dobbins Richard L. Dobbins	Director	March 30, 2009

Exhibit Index

Reference to
Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto

3.1 (i)	Registrant’s Articles of Incorporation	*
3.1 (ii)	Articles Supplementary (Incorporated by reference from Form 8-K filed 2/9/09)
3.2 (i)	Registrant’s Bylaws	*
3.2 (ii)	Amendment to bylaws (incorporated by reference from Form 8-K filed on 9/25/06)
4.1	Registrant’s Specimen Stock Certificate	*
4.2	Warrant to Purchase 260,962 shares of Common Stock issued to the U.S. Treasury (Incorporated by reference from Form 8-K filed on 2/12/09)
10.1	Employment Agreement between Monarch Community Bancorp, Inc and Donald L. Denney (incorporated by reference from Form 8-K filed on 9/25/2006)
10.2	Management Continuity Agreement between Monarch Community Bancorp, Inc. and William C. Kurtz and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)
10.3	Registrant’s Employee Stock Ownership Plan	*
10.4	Registrant’s 2003 Stock Option and Incentive Plan	**
10.5	Registrant’s Recognition and Retention Plan	**
10.6	Form of Stock Option Agreement	***
10.7	Management Continuity Agreement with Rebecca S. Crabill (Incorporated by reference from Form 8-K filed on 02/27/08)
10.8	Letter Agreement dated February 6, 2009 including the Securities Purchase Agreement —Standard Terms Incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on 2/12/09)
10.9	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K, filed on 2/12/09)
10.10	Form of Amendment Agreement (incorporated by reference from Form 8-K filed on 2/12/09)
10.11	Amendment to Employment Agreement with Don L. Denney
10.12	Amendment to Employment Agreement with Andrew J. Van Doren
10.13	Amendment to Employment Agreement with Rebecca S. Crabill
11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	Not required
14	Registrant’s Code of Conduct	14
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Plante & Moran, PLLC	23
24	Power of Attorney	Not required
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2
32	Section 1350 Certification.	32

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.

**	Filed on March 19, 2003 as part of Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference

***	Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004

51