Form 10-Q
period 2009-03-31
MONARCH COMMUNITY BANCORP INC
filed 2009-05-15
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
517-278-4566
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 30, 2009, there were 2,046,102 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2009	2008
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	8,957	677
Federal Home Loan Bank overnight time and other interest bearing deposits	9,185	6,272

Total cash and cash equivalents	18,142	6,949
Securities — Available for sale	14,882	8,916
Securities — Held to maturity	37	37
Other securities	4,237	4,237
Loans held for sale	2,287	860
Loans, net	239,627	247,542
Foreclosed assets, net	2,203	2,076
Premises and equipment	4,419	4,456
Goodwill	9,606	9,606
Core deposit intangible	638	681
Other assets	7,179	7,124

Total assets	$303,257	$291,807

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$14,854	$13,883
Interest bearing	186,404	178,273

Total deposits	201,258	192,156
Federal Home Loan Bank advances	56,678	60,178
Fed Funds Purchased	—	1,000
Accrued expenses and other liabilities	2,242	2,203

Total liabilities	260,178	255,537
Stockholders’ Equity
Preferred stock — $.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of March 31, 2009	6,731	—
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,046,102 shares issued and outstanding at March 31, 2009 and December 31, 2008	20	20
Common stock warrants issued and outstanding 260,962 as of March 31, 2009	56	—
Additional paid-in capital	21,154	21,152
Retained earnings	15,864	15,867
Accumulated other comprehensive income	92	69
Unearned compensation	(838)	(838)

Total stockholders’ equity	43,079	36,270

Total liabilities and stockholders’ equity	$303,257	$291,807

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31	March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,954	$4,058
Investment securities	119	170
Federal funds sold and overnight deposits	2	58

Total interest income	4,075	4,286

Interest Expense
Deposits	1,319	1,555
Federal Home Loan Bank advances	658	659

Total interest expense	1,977	2,214

Net Interest Income	2,098	2,072
Provision for Loan Losses	722	308

Net Interest Income After Provision for Loan Losses	1,376	1,764

Non-interest Income
Fees and service charges	515	571
Loan servicing fees	106	109
Net gain on sale of loans	710	266
Other income	42	53

Total non-interest income	1,373	999

Non-interest Expense
Salaries and employee benefits	1,195	1,191
Occupancy and equipment	272	263
Data processing	207	202
Amortization of mortgage servicing rights	199	119
Professional services	129	86
Amortization of core deposit intangible	43	54
NOW account processing	46	45
ATM/Debit card processing	61	46
Foreclosed property expense	32	58
Other general and administrative	326	257

Total non-interest expense	2,510	2,321

Income — Before income taxes	239	442

Income Taxes	60	110

Net Income	$179	$332

Dividends and amortization of discount on preferred stock	$51	$—

Net Income available to common stock	$128	$332

Earnings Per Share
Basic	$0.07	$0.15

Diluted	$0.07	$0.15

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of		Number of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Total

Balance — January 1, 2008	—	—	2,322	$23	$23,828	$16,341	$52	$(1,158)	$39,086

Vesting of 788 restricted shares								10	10
Repurchase of 59,205 shares at average price of $10.52/share			(59)		(628)				(628)
Stock option expenses					3				3
Comprehensive Income:
Net Income						332			332
Change in unrealized loss on securities available-for-sale, net of tax							92		92

Total comprehensive income									424
Dividends paid ($0.36/share)	—	—	—	—	—	(204)	—	—	(204)

Balance — March 31, 2008	—	—	2,263	$23	$23,203	$16,469	$144	$(1,148)	$38,691

Balance — January 1, 2009	—	—	2,047	$20	$21,152	$15,867	$69	$(838)	$36,270
Issuance of preferred stock	6785	6785							6,785
Discount on preferred stock		(54)							(54)
Common stock warrants	261	56							56
Stock option expenses					2				2
Comprehensive Income:
Net Income						179			179
Change in unrealized loss on securities available-for-sale, net of tax							23		23

Total comprehensive income									202
Dividends paid ($0.09/share)	—	—	—	—	—	(182)	—	—	(182)

Balance — March 31, 2009	7,046	6,787	2,047	20	21,154	15,864	92	(838)	$43,079

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March , 31
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$179	$332
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	369	289
Provision for loan losses	722	308
Stock option expense	2	3
Gain on sale of foreclosed assets	(10)	(16)
Mortgage loans originated for sale	(35,002)	(13,132)
Proceeds from sale of mortgage loans	34,284	12,415
Gain on sale of mortgage loans	(710)	(266)
Earned stock compensation	—	10
Net change in:
Deferred loan fees	28	(39)
Accrued interest receivable	20	146
Other assets	(283)	270
Accrued expenses and other liabilities	36	82

Net cash provided by operating activities	(365)	402
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(8,595)	—
Proceeds from maturities of securities	2,654	1,049
Activity in held-to-maturity securities:
Purchases	—	(7)
Proceeds from maturities of securities	—	5
Loan originations and principal collections, net	6,809	(6,655)
Proceeds from sale of foreclosed assets	240	496
Purchase of premises and equipment	(80)	(73)

Net cash provided by (used in) investing activities	1,028	(5,185)
Cash Flows From Financing Activities
Net increase in deposits	9,102	13,297
Repurchase of common stock	—	(628)
Issuance of preferred stock, net	6,731	—
Issuance of Warrants	56	—
Dividends paid	(182)	(204)
Proceeds from FHLB advances	—	6,000
Repayment of FHLB advances	(3,500)	(13,000)
Repayment of Fed Funds purchased	(1,000)	—

Net cash provided by financing activities	11,207	5,465

Net Increase in Cash and Cash Equivalents	11,870	682
Cash and Cash Equivalents — Beginning	6,272	13,842

Cash and Cash Equivalents — End	$18,142	$14,524

Supplemental Cash Flow Information:
Cash paid for:
Interest	1,992	2,210
Income taxes	125	125
Noncash investing activities:
Loans transferred to foreclosed assets	357	48

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
The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year period.
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

RECLASSIFICATIONS
Certain 2009 amounts have been reclassified to conform to the 2008 presentation.
EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Basic earnings per share
Numerator:
Net income	$179	$332
Dividends and amortization of discount on preferred stock	$51	$—

Net Income available to common stock	$128	$332

Denominator:
Weighted average common shares outstanding	2,046	2,283
Less: Average unallocated ESOP shares	(74)	(83)
Less: Average non-vested RRP shares	(7)	(25)

Weighted average common shares outstanding for basic earnings per share	1,965	2,175

Basic earnings per share	$0.07	$0.15

Diluted earnings per share
Numerator:
Net Income available to common stock	$128	$332

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,965	2,175
Add: Dilutive effects of restricted stock, stock options and warrants	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,965	2,175

Diluted earnings per share	$0.07	$0.15

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s financial statements.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s financial statements.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s financial statements.
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
The following table present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Company to determine those fair values.

		Significant
		Other
	Quoted Prices in Active	Observable	Significant
	Markets for Identical	Inputs (Level	Unobservable	Balance at March
	Assets (Level 1)	2)	Inputs (Level 3)	31, 2009
Assets
Investment securities- available — for — sale	$6,229	$8,653	$—	$14,882
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. These assets include loans. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of March 31, 2009. (000s omitted).

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at	Quoted Prices in Active	Significant Other	Significant
	March 31,	Markets for Identical	Observable Inputs	Unobservable Inputs	Change in Fair Value for the
	2009	Assets (Level 1)	(Level 2)	(Level 3)	quarter ended March 31, 2009

Impaired Loans accounted for under SFAS 114	$4,229	$—	$—	$4,229	$—
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
FINANCIAL CONDITION
Assets
Total assets increased $11.4 million, or 3.9%, to $303.3 million at March 31, 2009 compared to $291.8 million at December 31, 2008. Management attributes this growth to a strategy for 2009 that emphasizes growth in our investment portfolio. The increase in assets is also a by product of management’s continued focus on the growth of core deposits which has generated increased cash balances.
Securities
Securities increased to $14.9 million at March 31, 2009 compared to $8.9 million at December 31, 2008. The increase was attributable to $6.0 million in securities being purchased primarily to offset costs associated with the Capital Purchase Program (CPP). Those costs include an annual dividend of 5%, and amortization of the discount on the preferred stock of .16%. The tax equivalent cost of the capital is 8%. Management expects securities to continue to increase through the 2009 as a result of continued efforts to reduce the cost affect of the CPP.
Loans
The Bank’s net loan portfolio decreased by $7.9 million, or 3.2%, from $247.5 million at December 31, 2008 to $239.6 million at March 31, 2009. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$117,908	48.4	$124,855	49.8
Multi-family	5,533	2.3	5,728	2.2
Commercial	77,550	31.9	75,730	30.2
Construction or development	7,942	3.2	9,499	3.8

Total real estate loans	208,933	85.8	215,812	86.0
Other loans:
Consumer loans:
Home equity	20,622	8.5	20,677	8.2
Other	5,414	2.2	5,737	2.3

Total consumer loans	26,036	10.7	26,414	10.5
Commercial Business Loans	8,414	3.5	8,609	3.5

Total other loans	34,450	14.2		14.0

Total Loans	243,383	100.0%	250,835	100.0%

Allowance for loan losses	3,210		2,719
Less: Net deferred loan fees	546		574
Total Loans, net	$239,627		$247,542

One-to-four family loans decreased $6.9 million as a result of the Bank’s continued strategy to sell a large portion of new one to four family loan originations. The Bank adopted this strategy in 2007 as a method to manage interest rate risk. Commercial real estate loans increased $1.8 million. The Bank has made inroads in the local market but also continued to originate large commercial real estate loans outside the market area for the last several years. The Bank has originated loans in areas outside the market area where the economy is perceived to be better than the local economy. The Bank also relies on good underwriting standards and maintaining current financial information to mitigate the risk associated with lending outside the market area. The Bank expects future loan growth to come primarily from commercial lending with a focus on in-market lending.
The allowance for loan losses was $3.2 million at March 31, 2009 compared to $2.7 million at December 31, 2008, an increase of $.5 million. This increase was primarily due to a provision for loan losses of $722,000, which was offset by net charge offs of $230,000 for the three months ended March 2009, (see “Provision for Loan Losses” below). Charge-offs for the three months ended March 31, 2009 included $161,000 of one-to-four family mortgage loans, $12,000 commercial loans not secured by real estate and $100,000 of consumer loans (including overdrafts). Recoveries consisted of $19,000 in consumer loans (including overdrafts), $23,000 in commercial loans not secured by real estate and $1,000 in one to four family mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs.
Deposits
Total deposits increased $9.1 million, or 4.7%, from $192.2 million at December 31, 2008 to $201.3 million at March 31, 2009. The increase can be attributed to an increase of $5.3 million in local certificates of deposit, an increase of $4.1 million in demand and Now accounts, an increase in money market accounts of $1.4 million and an increase of $376,000 in savings accounts. Brokered deposits decreased $2.0 million as management continues to try to reduce its reliance on wholesale funding. The increase in local certificates of deposits and money market accounts is largely due to management’s efforts to remain competitive with interest rates in these categories of deposits. The increase in money markets accounts has provided funding so it has not been necessary for management to borrow additional FHLB advances or increase brokered deposits. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.
Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased to $56.7 million as of March 31, 2009 from $60.2 at December 31, 2008. Total proceeds from and repayments of FHLB advances for the three months ended March 31, 2009 total were $0 and $3.5 million respectively. Management is attempting to reduce its reliance on borrowed funds through the growth of deposits, including brokered deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $43.1 million at March 31, 2009 compared to $36.3 million at December 31, 2008. This represents 14.2% and 12.4% of total assets at March 31, 2009 and December 31, 2008, respectively. Increases in equity primarily resulted from the issuance of preferred stock in the amount of $6.8 million associated with the Capital Purchase Program and $179,000 in year-to-date net income. Decreases in equity for the three months ended March 31, 2009 included $184,000 in dividend payments. Management intends to utilize funds provided by the issuance of the preferred stock to invest in securities and pursue lending opportunities. Management considers its equity position to be strong.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses increased $26,000 for the quarter ended March 31, 2009 compared to the same period in 2008. The Bank’s net interest margin decreased to 3.07% for the quarter ended March 31, 2009 from 3.25% for the quarter ended March 31, 2008 as a result of a the yield on earning assets declining faster that the cost of funds. This is attributable to the falling rate environment consistent through 2008 and 2009. Interest income from loans represented 97.0% of total interest income for the three months ended March 31, 2009 compared to 94.7% for the same period in 2008. The Bank’s ability to maintain its net interest margin is heavily dependent on future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposits and borrowings. The Bank continues to be challenged in its efforts to increase lower costing core deposits. Management continues to put its efforts towards meeting this challenge.
The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Three Months Ended March 31,			Three Months Ended March 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$10,800	2	0.08	$9,268	$58	2.54%
Investment securities	9,937	93	3.80	10,993	119	4.39
Other securities	4,174	26	2.53	4,174	50	4.86
Loans receivable	248,694	$3,954	6.45	230,676	4,058	7.13

Total earning assets	$273,605	$4,075	6.04	$255,111	$4,285	6.81

Demand and NOW Accounts	$31,347	$20	0.26	$31,276	$25	0.32
Money market accounts	41,547	227	2.22	27,899	231	3.36
Savings accounts	18,341	19	0.42	19,147	20	0.42
Certificates of deposit	104,690	1,053	4.08	108,370	1,278	4.78
Federal Home Loan Bank Advances	58,666	658	4.55	52,756	659	5.07
Fed Funds Purchased	86	—	0.00	—	—	0.00

Total interest bearing liabilities	$254,677	1,977	3.15	$239,448	2,213	3.75

Net interest income		$2,098			$2,072

Net interest spread			2.89			3.06%

Net interest margin			3.07			3.25%

Provision for Loan Losses
The Bank recorded a provision for loan losses of $722,000 for the quarter ended March 31, 2009 compared to $308,000 for the quarter ended March 31, 2008. Net charge-offs for the quarter ended March 31, 2009 totaled $230,000 compared to $347,000 for the same period a year ago.
Management believes the increase in provision was necessary to maintain adequate reserves. The level of non-performing assets, net charge-offs, loan impairment, and loan growth were primary considerations in determining the need for the increased provision. Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, increased from $4.6 million at the end of 2008 to $7.7 million as of March 31, 2009. This increase was largely due to an increase nonperforming loans, specifically in commercial real estate and one to four family residential mortgage loans. The amount of one to four family residential mortgage loans over 90 days past due increased $1.5 million in the first quarter of 2009 compared to December 31, 2008. Management also classified a large commercial loan relationship in the amount of $865,000 as non-performing during the quarter. As mentioned previously net-charge offs decreased of March 31, 2009 compared to the same period ago. Management continues to be aggressive in valuing repossessed properties in efforts to sell quickly. This continues to be a challenge due to the current housing market and the weakened economy. The net charge-offs consisted primarily of one to four family loans, consumer loans and commercial loans not secured by real estate.
The following table presents non-performing assets and certain asset quality ratios at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31,2008
	(In thousands)
Non-performing loans	$5,506	$2,571
Real estate in judgement	1,191	1,327
Foreclosed and repossessed assets	1,011	749

Total non-performing assets	$7,708	$4,647

Non-performing loans to total loans	2.26%	1.04%
Non-performing assets to total assets	2.54%	1.59%
Allowance for loan losses to non-performing loans	58.30%	105.76%
Allowance for loan losses to net loans receivable	1.34%	1.10%
The Bank had 53 non-performing loan relationships as of March 31, 2009 compared to 24 non-performing loan relationships as of December 31, 2008.

Non-interest Income
Non-interest income for the quarter ended March 31, 2009 increased $374,000, or 37.4%, from $999,000 to $1.4 million compared to the same period a year ago. This increase is attributable to an increase in gain on sale of loans offset by a decrease in fees and services charges.
Net gain on sale loans increased $444,000 for the quarter ended March 31, 2009 from $266,000 to $710,000 compared to the same period a year ago. The increase is largely due to the falling rate environment which has generated a significant amount of one to four family residential mortgage refinancing. Management expects this trend to continue through most of 2009. Fees and service charges decreased $56,000 for the quarter ended March 31, 2009 from $571,000 to $515,000 compared to the same period a year ago. This decrease was a result of a decrease in overdraft fees of $48,000 and a decrease in all other fees and charges of $8,000. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base.
Non-interest Expense
Noninterest expense increased $189,000, or 8.1%, for the three months ended March 31, 2009 compared to the same period ending a year ago. Amortization of mortgage servicing rights increased $80,000 as a result of a continued increase in mortgage loan payoffs due to refinancing associated with the decrease of interest rates in the fourth quarter of 2008. Other general and administrative expenses increased $69,000, from $257,000 to $346,000; this is primarily due to the increase in FDIC insurance expense. Management expects an increase in FDIC insurance expense later this year due to the one time special assessment issued to all banks by the FDIC. Professional services increased $43,000, from $86,000 to 129,000. The increase is due to an increase in legal fees associated with the issuance of preferred stock and common stock warrants as part of the Capital Purchase Program transaction. ATM/Debit card processing increased $15,000 from $46,000 to $61,000 due to an increase in the issuance of atm/debit cards. This was primarily due to the reissuance of atm/debit cards associated with a compromised card processing vendor. Increases in salaries and employee benefits, occupancy and equipment expense and data processing totaled $18,000 for the quarter ended March 31, 2009 compared to the same period a year ago and are attributable to normal yearly increases. Repossessed property expense decreased $26,000, from $58,000 to $32,000, resulting from write downs on properties held in real estate owned taken in the first quarter of 2008. Management expects expenses associated with repossessed properties to be similar to that experienced in 2008 or higher as a result of the increased amount repossessed properties. Amortization of Core deposit intangible decreased $11,000 from $54,000 to 43,000, as amortization of this asset continues to slow from year to year.
Federal Income Tax Expense
The Company’s provision for federal income taxes decreased $50,000 for the quarter ended March 31, 2009 compared to the same period in 2008 as our net income before taxes decreased $203,000. The effective tax rate for the quarter ended March 31, 2009 was 25.1% compared to 24.9% for the same period in 2008. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2009 totaled $58.3 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At March 31, 2009 and based on current collateral levels, the Bank could borrow an additional $15.9 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $13.1 million during the three months ended March 31, 2009 compared to a $682,000 increase for the same period in 2008. The primary sources of cash for the three months ended March 31, 2009 were $6.8 million increase in cash generated by the issuance of preferred stock, $9.1 million increase in deposits, $34.3 million in proceeds from the sale of mortgage loans, $2.7 million in maturities of available-for-sale investment securities and $6.8 of principal loan collections in excess of loan originations compared to $13.3 million increase in deposits, $12.4 million in proceeds from the sale of mortgage loans, $6.0 million in proceeds from FHLB advances and $1.0 million in maturities of available-for-sale investment securities. The primary uses of cash for the three months ended March 31, 2009 were $35.0 million of mortgage loans originated for sale, $3.5 million in repayments of FHLB advances $1.0 million in repayment of Fed funds purchased, and $8.6 million in purchases of available-for-sale investment securities compared to $13.1 million of mortgage loans originated for sale, $13.0 million in repayments of FHLB advances and $6.6 million loan originations in excess of principal collections.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2009, the aggregate contractual obligations and commitments are:
Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$105,843	$58,266	$36,721	$10,856	$—
FHLB advances	56,678	17,160	27,343	12,175	—

Total	$162,521	$75,426	$64,064	$23,031	$—

Other Commitments

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$2,043	$2,043	$—	$—	$—
Unfunded commitments under HELOCs	14,668	1,433	4,070	2,612	6,553
Unfunded commitments under Commercial LOCs	13,693	2,457	4,412	2,170	4,654
Letters of credit	10	10	—	—	—

Total	$30,414	$5,943	$8,482	$4,782	$11,207

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of March 31, 2009, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of March 31, 2009 were as follows: Tier 1 leverage ratio 10.48%, Tier 1 risk-based capital ratio 13.14%; and total risk-based capital, 14.39%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate to support anticipated growth and does not anticipate needing to seek additional capital in the foreseeable future.
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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s Net Portfolio Value (NPV) to changes in interest rates, the (NPV) model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management then compares the resulting NPV and the magnitude of change in NPA to regulatory and industry guidelines to determine if the company’s IRR is acceptable. Management believes, based on data from the model, as of March 31, 2009, and indicates that the Bank’s IRR level remains minimal.
ITEM 4T. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Corporation. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) On February 6, 2009, the Company completed the sale of $6.8 million of preferred stock and a warrant to purchase common stock to the United States Department of the Treasury (the “U.S. Treasury”) under U.S. Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (“EESA”). The Company issued and sold (1) 6,785 shares of Fixed Rate Cumulative

Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (2) a ten-year warrant (the “Warrant”) to purchase up to 260,962 shares of the Company’s common stock at an exercise price of $3.90 per share, or an aggregate purchase price of $1.0 million in cash. The issuance of the Series A Preferred Shares and the Warrant was exempt from registration as a transaction by an issuer not involving any public offering under Section 4(2) of the Securities Act of 1933. The proceeds of the issuance will be used to fund loan growth.
(c)
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

MONARCH COMMUNITY BANCORP, INC.
Date: May 15, 2009	By:	/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: May 15, 2009	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles Supplementary for the Series A Preferred Stock (incorporated by reference from Form 8-K filed on February 9, 2009).

4.1	Warrant to purchase up to 260,962 shares of Common Stock issued February 6, 2009 (incorporated by reference from Form 8-K filed on February 12, 2009).

10.1	Letter Agreement dated February 6, 2009 including the Securities Purchase Agreement — Standard Terms incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on February 12, 2009).

10.2	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K filed on February 12, 2009).

10.3	Form of Omnibus Amendment Agreement (incorporated by reference from Form 8-K filed on February 12, 2009).

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.