Form 10-Q
period 2009-06-30
MONARCH COMMUNITY BANCORP INC
filed 2009-08-14
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 31, 2009, there were 2,046,102 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2009	2008
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	11,769	5,595
Federal Home Loan Bank overnight time and other interest bearing deposits	1,135	677

Total cash and cash equivalents	12,904	6,272
Securities - Available for sale	20,470	8,916
Securities - Held to maturity	23	37
Other securities	4,237	4,237
Loans held for sale	1,227	860
Loans, net	236,148	247,542
Foreclosed assets, net	3,344	2,076
Premises and equipment	4,357	4,456
Goodwill	9,606	9,606
Core deposit intangible	603	681
Other assets	8,769	7,124

Total assets	$301,688	$291,807

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$14,734	$13,883
Interest bearing	187,648	178,273

Total deposits	202,382	192,156
Federal Home Loan Bank advances	56,678	60,178
Fed Funds Purchased	—	1,000
Accrued expenses and other liabilities	1,712	2,203

Total liabilities	260,772	255,537

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of June 30, 2009	6,734	—
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,046,102 shares issued and outstanding at June 30, 2009 and December 31, 2008	20	20
Common stock warrants issued and outstanding 260,962 as of June 30, 2009	56	—
Additional paid-in capital	21,156	21,152
Retained earnings	13,758	15,867
Accumulated other comprehensive income	21	69
Unearned compensation	(829)	(838)

Total stockholders’ equity	40,916	36,270

Total liabilities and stockholders’ equity	$301,688	$291,807

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,873	$4,090	$7,827	$8,148
Investment securities	162	169	280	339
Federal funds sold and overnight deposits	1	29	3	87

Total interest income	4,036	4,288	8,110	8,574

Interest Expense
Deposits	1,274	1,483	2,593	3,038
Federal Home Loan Bank advances	643	643	1,302	1,302

Total interest expense	1,917	2,126	3,895	4,340

Net Interest Income	2,119	2,162	4,215	4,234

Provision for Loan Losses	3,441	448	4,163	757

Net Interest Income After Provision for Loan Losses	(1,322)	1,714	52	3,478

Non-interest Income
Fees and service charges	549	573	1,064	1,144
Loan servicing fees	111	111	217	220
Net gain on sale of loans	748	195	1,457	461
Net gain (loss) on sale of securities	2	2	2	2

Other income	58	60	102	113

Total non-interest income	1,468	941	2,842	1,940

Non-interest Expense
Salaries and employee benefits	1,129	1,121	2,278	2,267
Occupancy and equipment	239	254	511	517
Data processing	200	189	407	391
Amortization of mortgage servicing rights	136	112	335	231
Professional services	123	107	252	193
Amortization of core deposit intangible	35	43	78	97
NOW account processing	40	42	79	87
ATM/Debit card processing	57	51	118	97
Foreclosed property expense	77	27	110	85

Other general and administrative	540	376	917	677

Total non-interest expense	2,576	2,322	5,085	4,641

Income - Before income taxes	(2,430)	332	(2,191)	776
Income Taxes	(607)	85	(547)	195

Net Income	$(1,823)	$247	$(1,644)	$581

Dividends and amortization of discount on preferred stock	$87	$—	$138	$—
Net Income available to common stock	$(1,910)	$247	$(1,782)	$581

Earnings Per Share
Basic	$(0.97)	$0.12	$(0.91)	$0.27

Diluted	$(0.97)	$0.12	$(0.91)	$0.27

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number of		Number of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Total
Balance - January 1 , 2008			2,322	23	23,828	16,341	52	(1,158)	39,086

Vesting of restricted shares								169	169
179,042 shares repurchased at an average price $10.24/share			(179)	(2)	(1,835)				(1,837)

Stock option expenses					5				5

Net Income						580			580
Change in unrealized loss on securities available-for-sale, net of tax							(24)		(24)

Total comprehensive income									556
Dividends paid ($0.18/share)	—	—	—	—	—	(400)	—	—	(400)

Balance - June 30, 2008	—	—	2,143	21	21,998	16,521	28	(989)	37,579

Balance - January 1, 2009	—	—	2,047	$20	$21,152	$15,867	$69	$(838)	$36,270

								9	9
Issuance of preferred stock	6785	6785							6,785
Discount on preferred stock		(56)							(56)
Common stock warrants	261	56							56
Stock option expenses					4				4
Accretion of preferred stock disocunt		5				(5)			—
Comprehensive Income:
Net Income						(1,644)			(1,644)
Change in unrealized loss on securities available-for-sale, net of tax							(48)		(48)

Total comprehensive income									(1,692)
Dividends on preferred stock						(93)			(93)

Dividends paid ($0.09/share)	—	—	—	—	—	(367)	—	—	(367)

Balance - June 30, 2009	7,046	6,790	2,047	20	21,156	13,758	21	(829)	$40,916

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June, 30	June, 30
	2009	2008
	(Dollars in thousands)	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$(1,644)	$581
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	693	574
Provision for loan losses	4,163	757
Stock option expense	4	5
Gain on sale of foreclosed assets	24	(35)
Mortgage loans originated for sale	(65,280)	(21,718)
Proceeds from sale of mortgage loans	66,370	21,196
Gain on sale of mortgage loans	(1,458)	(461)
(Gain) Loss on sale of available for sale securities	(2)	(2)
Earned stock compensation	9	169
Net change in:
Deferred loan fees	62	(47)
Accrued interest receivable	(50)	21
Other assets	(1,980)	(848)
Accrued expenses and other liabilities	(416)	(209)

Net cash provided by operating activities	495	(17)
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(17,814)	(2,269)
Proceeds from maturities of securities	6,141	2,364
Activity in held-to-maturity securities:
Purchases	—	(7)
Proceeds from maturities of securities	14	208
Loan originations and principal collections, net	5,370	(13,723)
Proceeds from sale of foreclosed assets	508	1,249
Purchase of premises and equipment	(133)	(189)

Net cash provided by (used in) investing activities	(5,914)	(12,367)
Cash Flows From Financing Activities
Net increase in deposits	10,226	14,098
Repurchase of common stock	—	(1,837)
Issuance of preferred stock, net	6,734
Issuance of Warrants	56
Dividends paid	(465)	(400)
Proceeds from FHLB advances	—	8,500
Repayment of FHLB advances	(3,500)	(13,000)
Repayment of Fed Funds purchased	(1,000)	—

Net cash provided by financing activities	12,051	7,361

Net Increase in Cash and Cash Equivalents	6,632	(5,023)
Cash and Cash Equivalents - Beginning	6,272	13,842

Cash and Cash Equivalents - End	$12,904	$8,819

Supplemental Cash Flow Information:
Cash paid for:
Interest	3,932	4,343
Income taxes	215	325
Noncash investing activities:
Loans transferred to foreclosed assets	1,800	540

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
The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year period.
ALLOWANCE FOR LOAN LOSSES
The appropriateness of the allowance for loan losses is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that these conditions were believed to have had on the collectability of the loan. Senior management reviews these conditions at least quarterly.
To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment.
The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

RECLASSIFICATIONS
Certain 2009 amounts have been reclassified to conform to the 2008 presentation.
EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Basic earnings per share
Numerator:
Net income	$(1,823)	$247	$(1,644)	$581
Dividends and amortization of discount on preferred stock	$87	$—	$138	$—

Net Income available to common stock	$(1,910)	$247	$(1,782)	$581

Denominator:
Weighted average common shares outstanding	2,046	2,209	2,046	2,246
Less: Average unallocated ESOP shares	(74)	(83)	(74)	(83)
Less: Average non-vested RRP shares	(7)	(15)	(7)	(35)

Weighted average common shares outstanding
for basic earnings per share	1,965	2,111	1,965	2,128

Basic earnings per share	$(0.97)	$0.12	$(0.91)	$0.27

Diluted earnings per share
Numerator:
Net Income available to common stock	$(1,910)	$247	$(1,782)	$581

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,965	2,111	1,965	2,128
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,965	2,111	1,965	2,128

Diluted earnings per share	$(0.97)	$0.12	$(0.91)	$0.27

RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 became effective for the Company’s interim period ending on June 30, 2009 and did not effect the Company’s financial statements.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. The Company has complied with the disclosure requirements.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 became effective for the Company’s interim period ending on June 30, 2009 and did not effect the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.
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
The following table present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Company to determine those fair values.

		Significant
	Quoted Prices in Active	Other	Significant
	Markets for Identical	Observable	Unobservable	Balance at June 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2009
Assets
Investment securities- available - for - sale	$8,230	$12,240	$—	$20,470
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of June 30, 2009. (000s omitted).
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at	Quoted Prices in Active	Significant Other	Significant
	June 30,	Markets for Identical	Observable Inputs	Unobservable Inputs	Change in Fair Value for the
	2009	Assets (Level 1)	(Level 2)	(Level 3)	quarter ended June 30, 2009
Impaired Loans accounted for under SFAS 114	11,074	—	—	9,513	2,437
Foreclosed Assets	1,030	—	—	515	515

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
The fair value of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable, Federal funds purchased and Interest payable) are estimated to be equal to their carrying amounts as of June 30, 2009 and December 31, 2008. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
Securities - Fair values for securities are based on quoted market prices.
Mortgage Loans Held for Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.
Loans Receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flows analyses using current market rates applied to the estimated life. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	June 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$12,904	$12,904	$6,272	$6,272
Securities - Held to maturity	23	23	37	37
Securities - Available for sale	20,470	20,470	8,916	8,916
Other securities	4,237	4,237	4,237	4,237
Loans held for sale	1,227	1,237	860	864
Net loans	236,148	250,857	247,542	250,068
Accrued interest and late charges receivable	1,350	1,350	1,300	1,300

Liabilities:
Federal Home Loan Bank advances	56,678	61,233	60,178	63,252
Fed funds purchased	—	—	1,000	1,000
Deposits	202,382	190,190	192,156	192,045
Accrued interest payable	488	488	526	526
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
FINANCIAL CONDITION
Assets
Total assets increased $9.9 million, or 3.4%, to $301.7 million at June 30, 2009 compared to $291.8 million at December 31, 2008. Management attributes this growth to a strategy for 2009 that emphasizes growth in our investment portfolio. The increase in assets is also a by product of management’s continued focus on the growth of core deposits which has generated increased cash balances.
Securities
Securities increased to $20.5 million at June 30, 2009 compared to $8.9 million at December 31, 2008. The increase was attributable to $11.6 million in securities being purchased primarily to offset costs associated with the Capital Purchase Program (CPP). Those costs include an annual dividend of 5%, and amortization of the discount on the preferred stock of .16%. The tax equivalent cost of the capital is 8%. See Equity for further discussion on the Capital Purchase Program (CPP) The yield on investment securities has decreased to 3.59% during the six month ended June 30, 2009 from 4.34% for the same period a year ago. Management has slowed further purchasing of securities due to the decline in the current market yield. With the increase in securities we have continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans
The Bank’s net loan portfolio decreased by $11.4 million, or 4.6%, from $247.5 million at December 31, 2008 to $236.1 million at June 30, 2009. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$114,303	47.2	$124,855	49.8
Multi-family	5,501	2.3	5,728	2.2
Commercial	81,230	33.5	75,730	30.2
Construction or development	7,867	3.2	9,499	3.8

Total real estate loans	208,901	86.2	215,812	86.0
Other loans:
Consumer loans:
Home equity	19,584	8.1	20,677	8.2
Other	5,094	2.1	5,737	2.3

Total consumer loans	24,678	10.2	26,414	10.5
Commercial Business Loans	8,630	3.6	8,609	3.5

Total other loans	33,308	13.8	35,023	14.0

Total Loans	242,209	100.0%	250,835	100.0%

Allowance for loan losses	5,550		2,719
Less: Net deferred loan fees	511		574
Total Loans, net	$236,148		$247,542

One-to-four family loans decreased $10.5 million from year end 2008 as a result of the Bank’s continued strategy to sell a large portion of new one to four family loan originations. Historically low rates on residential mortgages have provided us the opportunity to refinance loans and increase our gains on sale of mortgages substantially. Commercial real estate loans increased $5.5 million or 7.3%. The Bank expects future loan growth to come primarily from commercial lending with a focus on in-market lending, however, we remain cautiously optimistic about the Bank’s potential for loan growth during the remainder of the year, given the difficult economic conditions that we are facing in our market.
The allowance for loan losses was $5.5 million at June 30, 2009 compared to $2.7 million at December 31, 2008, an increase of $2.8 million. The increase was necessitated by the increases in net charge offs and nonperforming assets which are directly related to the continued overall weakness in the Michigan economy. Year to date 2009 net charge offs totaled $1.3 million compared to $575,000 for the same period a year ago. Net charge offs year to date consisted of 56% one to four family residential mortgages, 29% commercial real estate, 10% consumer and the remaining 5% included construction, commercial and industrial and home equity lines of credit. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.
Deposits
Total deposits increased $10.2 million, or 5.3%, from $192.2 million at December 31, 2008 to $202.4 million at June 30, 2009. The increase can be attributed to an increase of $8.8 million in local certificates of deposit, an increase of $3.1 million in demand and Now accounts, an increase in money market accounts of $2.6 million and an increase of $1.1 million in savings accounts. Brokered deposits decreased $5.4 million as management continues to try to reduce its reliance on wholesale funding. The increase in local certificates of deposits and money market accounts is largely due to management’s efforts to remain competitive with interest rates in these categories of deposits. The increase in money market accounts has provided funding so it has not been necessary for management to borrow additional FHLB advances or increase brokered deposits. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased to $56.7 million as of June 30, 2009 from $60.2 at December 31, 2008. The decrease is attributable to the repayment of $3.5 million of FHLB advances during the six months ended June 30, 2009. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $40.9 million at June 30, 2009 compared to $36.3 million at December 31, 2008. This represents 13.6% and 12.4% of total assets at June 30, 2009 and December 31, 2008, respectively. Increases in equity primarily resulted from the issuance of preferred stock in the amount of $6.8 million associated with the Capital Purchase Program. Decreases in equity for the six months ended June 30, 2009 included a net loss of $1.6 million and $460,000 in dividend payments, which included dividends to common shareholders of $367,000 and $93,000 on the Preferred stock. The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Management intends to utilize funds provided by the issuance of the preferred stock to invest in securities and pursue lending opportunities. Management considers its equity position to be strong.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses decreased $43,000 for the quarter ended June 30, 2009 compared to the same period in 2008. The Bank’s net interest margin decreased to 3.07% for the quarter ended June 30, 2009 from 3.33% for the quarter ended June 30, 2008 as a result of a the yield on earning assets declining faster that the cost of funds. This is attributable to the falling rate environment consistent through 2008 and 2009. Interest income from loans represented 96% of total interest income for the three months ended June 30, 2009 compared to 95.4% for the same period in 2008.
Net interest income before any provision for loan losses decreased $19,000 for the six months ended June 30, 2009 compared to the same period in 2008. The Bank’s net interest margin decreased to 3.06% for the six months ended June 30, 2009 from 3.29% for the six months ended June 30, 2008 as our loan yields decreased more than our deposit costs compared to the same period a year ago as a result of falling rate environment mentioned previously.
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

	Six Months Ended June 30,			Six Months Ended June 30,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
Fed Funds and overnight deposits	$9,779	$3	0.06%	$9,323	$87	1.87%
Investment securities	14,654	261	3.59	10,849	235	4.34
Other securities	4,174	19	0.92	4,174	104	5.00
Loans receivable	246,448	7,827	6.40	233,220	8,148	7.01

Total earning assets	$275,055	$8,110	5.95	$257,566	$8,574	6.68

Demand and NOW Accounts	$32,788	$43	0.26	$32,413	$49	0.30
Money market accounts	42,290	417	1.99	31,469	491	3.13
Savings accounts	18,914	37	0.39	19,273	41	0.43
Certificates of deposit	105,506	2,097	4.01	106,224	2,457	4.64
Fed Funds Purchased	—	—	0.00	—	—	0.00
Federal Home Loan Bank Advances	57,672	1,301	4.55	52,557	1,302	4.97

Total interest bearing liabilities	$257,170	3,895	3.05	$241,936	4,340	3.60

Net interest income		$4,215			$4,234

Net interest spread			2.89%			3.08%

Net interest margin			3.06%			3.29%

Provision for Loan Losses
The provision for loan losses was $3.4 million in the second quarter of 2009, compared to $448,000 in the second quarter of 2008 and $4.2 million for the six month period ended June 30, 2009, compared to $757,000 in the same period of 2008. Net charge-offs for the quarter ended June 30, 2009 totaled $1.1 million, compared to $228,000 for the quarter ended June 30 , 2008 and $1.3 million for the six months ended June 30, 2009, compared to $575,000 for the same period a year ago. The significant increase in the provision was primarily driven by the continued deteriorating economic conditions in Michigan and weaknesses in the local real estate markets which resulted in downgrades to the credit ratings of certain loans in the portfolio and a significant increase in the balances of nonperforming loans.
Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, increased from $4.6 million at the end of 2008 to $11.3 million as of June 30, 2009. This increase was largely due to an increase nonperforming loans, specifically in commercial real estate and one to four family residential mortgage loans. Management also classified a large commercial loan relationship in the amount of $4 million as non-performing during the quarter.
The following table presents non-performing assets and certain asset quality ratios at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(In thousands)
Non-performing loans	$7,979	$2,571
Real estate in judgement	2,303	1,327
Foreclosed and repossessed assets	1,041	749

Total non-performing assets	$11,323	$4,647

Non-performing loans to total loans	3.29%	1.04%
Non-performing assets to total assets	3.75%	1.59%
Allowance for loan losses to non-performing loans	69.60%	105.76%
Allowance for loan losses to net loans receivable	2.29%	1.10%
The Bank had 35 non-performing loan relationships as of June 30, 2009 compared to 24 non-performing loan relationships as of December 31, 2008.

Non-interest Income
Non-interest income for the quarter ended June 30, 2009 increased $530,000, or 56.3%, from $941,000 to $1.5 million compared to the same period a year ago. This increase is attributable to an increase in gain on sale of loans offset by a decrease in fees and services charges.
Net gain on sale loans increased $553,000 for the quarter ended June 30, 2009 from $195,000 to $748,000 compared to the same period a year ago. The increase is largely due to the falling rate environment which has generated a significant amount of one to four family residential mortgage refinancing. Management expects this trend to decline through the latter half of 2009. Fees and service charges decreased $24,000 for the quarter ended June 30, 2009 from $573,000 to $549,000 compared to the same period a year ago. This decrease was a result of a decrease in overdraft fees of $26,000 offset by an increase of $2,000 in all other fees and charges. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base.
Non-interest income for the six months ended June 30, 2009 increased $903,000, or 46.5%, from $1.9 million to $2.8 million for the same period in 2008. Net gain on sale loans increased $996,000 for the six months ended June 30, 2009 from $461,000 to $1.4 million compared to the same period a year ago. Fees and Service charges decreased $80,000 for the six months ended June 30, 2009 from $1.1 million to $1.06 million compared to the same period a year ago. As mentioned previously the decrease in fees and service charges is primarily due to the decrease in overdraft fees of $74,000, and a decrease of $6,000 in all other fees.
Non-interest Expense
Noninterest expense increased $254,000, or 11%, for the three months ended June 30, 2009 compared to the same period ending a year ago. Amortization of mortgage servicing rights increased $24,000 as a result of a continued increase in mortgage loan payoffs due to refinancing associated with the decrease of interest rates in the fourth quarter of 2008. Other general and administrative expenses increased $164,000, from $540,000 to $376,000; reflecting the increase of $188,000 in the quarterly FDIC assessment and the one-time special assessment of $140,000 on all insured financial institutions equal to approximately 5 basis points of total assets, less tier one equity. Foreclosed property expense increased $50,000, from $27,000 to $77,000 to due increases in loan collection costs, and losses and impairment charges associated with the disposition of other real estate. Professional services increased $59,000 from $193,000 to $252,000 primarily due to increases in legal fees associated with non-performing loans.
Noninterest expense increased $444,000, or 9.6%, for the six months ended June 30, 2009 compared to the same period ending a year ago. Other general and administrative expenses increased $240,000, from $677,000 to $917,000; this is primarily due to the increase in FDIC insurance as mentioned previously. Amortization of mortgage servicing rights increased $104,000, from $231,000 to $335,000, also for reasons mentioned previously. Professional services increased $59,000, from $193,000 to $252,000 primarily due to increases in legal fees associated with non-performing loans and legal fees associated with the issuance of preferred stock and common stock warrants as part of the Capital Purchase Program transaction. Other operating expenses increased $41,000. The increase in other operating expenses was due to increases in loan collection costs, and losses and impairment charges associated with the disposition of other real estate and additional costs associated with the reissuance of atm/debit cards associated with a compromised card processing vendor.
Federal Income Tax Expense
An income tax benefit totaling $607,000 was recorded in the second quarter of 2009, an effective rate of approximately 25% of the pretax loss. A significant component of income tax expense is made up of general tax credit generated each year. Due to the current year loss, these tax credits may not be fully utilized. Accordingly, in the second quarter of 2009, a valuation allowance of $300,000 was established on general business tax credit carry forward that are not expected to be utilized.
An income tax benefit totaling $547,000 was recorded for six months ended June 30, 2009 compared to a provision for federal income tax of $195,000 for the same period a year ago. The effective tax rate for the six months ended June 30, 2009 was 25.0% compared to 25.1% for the same period in 2008. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2009 totaled $57.4 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At June 30, 2009 and based on current collateral levels, the Bank could borrow an additional $15.9 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $6.6 million during the six months ended June 30, 2009 compared to a $5 million decrease for the same period in 2008. The primary sources of cash for the six months ended June 30, 2009 were $6.8 million increase in cash generated by the issuance of preferred stock, $10.2 million increase in deposits, $66.4 million in proceeds from the sale of mortgage loans, $6.1 million in maturities of available-for-sale investment securities and $5.4 of principal loan collections in excess of loan originations compared to $14.1 million increase in deposits, $21.2 million in proceeds from the sale of mortgage loans, $8.5 million in proceeds from FHLB advances and $2.4 million in maturities of available-for-sale investment securities. The primary uses of cash for the six months ended June 30, 2009 were $65.3 million of mortgage loans originated for sale, $3.5 million in repayments of FHLB advances, $1.0 million in repayment of Fed funds purchased, and $17.8 million in purchases of available-for-sale investment securities compared to $21.7 million of mortgage loans originated for sale, $13.0 million in repayments of FHLB advances, $13.7 million loan originations in excess of principal collections and $2.3 million in purchases of available-for-sale investment securities.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2009, the aggregate contractual obligations and commitments are:

	Payments Due by Period
		Less than	1-3	3-5	After
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$105,351	$57,412	$32,128	$15,811	$560
FHLB advances	56,678	12,160	32,343	12,175	—

Total	$162,029	$69,572	$64,471	$27,986	$560

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
Other Commitments	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$3,131	$3,131	$—	$—	$—
Unfunded commitments under HELOCs	15,505	1,743	3,808	2,713	7,241
Unfunded commitments under Commercial LOCs	2,431	1,184	885	340	22
Letters of credit	172	172	—	—	—

Total	$21,239	$6,230	$4,693	$3,053	$7,263

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of June 30, 2009, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of June 30, 2009 were as follows: Tier 1 leverage ratio 9.19%, Tier 1 risk-based capital ratio 11.45%; and total risk-based capital, 12.67%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate for current and projected needs at both the Bank and Corporation.

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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s Net Portfolio Value (NPV) to changes in interest rates, the (NPV) model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management then compares the resulting NPV and the magnitude of change in NPA to regulatory and industry guidelines to determine if the company’s IRR is acceptable. Management believes, based on data from the model, as of June 30, 2009, and indicates that the Bank’s IRR level remains minimal.

ITEM 4T.	CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
1.	Election of Directors with terms ending in 2012

Martin M. Mitchell	For: 1,437,501	Withheld: 158,340
Stephen M. Ross	For: 1,437,501	Withheld: 158,340
Gordon L. Welch	For: 1,436,501	Withheld: 159,340
       The following are the names of the directors (and remaining terms) whose terms continued after the meeting:

Craig W. Dally	Term Expires: 2010
Donald L. Denney	Term Expires: 2010
Richard L. Dobbins	Term Expires: 2010
Harold A. Adamson	Term Expires: 2011
James W. Gordon	Term Expires: 2011
Karl F. Loomis	Term Expires: 2011
2.	Advisory vote on executive compensation of the Company:

For: 1,273,569	Against: 266,767	Abstain: 55,505
3.	Ratification of appointment of Plante & Moran, LLP as independent auditors for the fiscal year ending December 31, 2009:

For: 1,527,923	Against: 64,946	Abstain: 1,972

Item 5.	OTHER INFORMATION
Not applicable

Item 6.	EXHIBITS
See the index to exhibits.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.
Date: August 14, 2009	By:	/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: August 14, 2009	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.