Form 10-Q
period 2009-09-30
MONARCH COMMUNITY BANCORP INC
filed 2009-11-16
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2009, there were 2,045,006 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2009	2008
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	23,830	5,595
Federal Home Loan Bank overnight time and other interest bearing deposits	2,290	677

Total cash and cash equivalents	26,120	6,272
Securities — Available for sale	18,360	8,916
Securities — Held to maturity	23	37
Other securities	4,237	4,237
Loans held for sale	787	860
Loans, net	230,476	247,542
Foreclosed assets, net	4,187	2,076
Premises and equipment	4,345	4,456
Goodwill	9,606	9,606
Core deposit intangible	567	681
Other assets	8,608	7,124

Total assets	$307,316	$291,807

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$14,047	$13,883
Interest bearing	201,657	178,273

Total deposits	215,704	192,156
Federal Home Loan Bank advances	49,678	60,178
Fed Funds Purchased	—	1,000
Accrued expenses and other liabilities	1,318	2,203

Total liabilities	266,700	255,537

Stockholders’ Equity
Preferred stock —$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of September 30, 2009	6,737	—
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,045,006 shares issued and outstanding at September 30, 2009 and September 30, 2008	20	20
Common stock warrants issued and outstanding 260,962 as of September 30, 2009	56	—
Additional paid-in capital	21,196	21,152
Retained earnings	13,175	15,867
Accumulated other comprehensive income	210	69
Unearned compensation	(778)	(838)

Total stockholders’ equity	40,616	36,270

Total liabilities and stockholders’ equity	$307,316	$291,807

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30	September 30,	September 30	September 30
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,770	$4,136	$11,598	$12,283
Investment securities	199	146	479	484
Federal funds sold and overnight deposits	1	14	4	100

Total interest income	3,970	4,296	12,081	12,867

Interest Expense
Deposits	1,218	1,421	3,811	4,458
Federal Home Loan Bank advances	582	691	1,882	1,992

Total interest expense	1,800	2,112	5,693	6,450

Net Interest Income	2,170	2,184	6,388	6,417
Provision for Loan Losses	1,250	731	5,413	1,488

Net Interest Income After Provision for Loan Losses	920	1,453	975	4,929

Non-interest Income
Fees and service charges	579	598	1,643	1,741
Loan servicing fees	116	110	333	330
Net gain on sale of loans	370	101	1,828	563
Net gain (loss) on sale of securities	—	—	2	2
Other income	27	89	127	204

Total non-interest income	1,092	898	3,933	2,840

Non-interest Expense
Salaries and employee benefits	1,190	1,063	3,468	3,330
Occupancy and equipment	286	262	797	779
Data processing	93	185	501	575
Amortization of mortgage servicing rights	110	91	446	321
Professional services	152	108	404	301
Amortization of core deposit intangible	35	43	113	139
NOW account processing	39	40	119	129
ATM/Debit card processing	57	52	175	149
Foreclosed property expense	144	84	253	169
Other general and administrative	379	330	1,296	1,008

Total non-interest expense	2,485	2,258	7,572	6,900

Income — Before income taxes	(473)	93	(2,664)	869
Income Taxes	(121)	36	(669)	232

Net Income	$(352)	$57	$(1,995)	$637

Dividends and amortization of discount on preferred stock	$88	$—	$227	$—
Net Income available to common stock	$(440)	$57	$(2,222)	$637

Earnings Per Share
Basic	$(0.22)	$0.03	$(1.13)	$0.30

Diluted	$(0.22)	$0.03	$(1.13)	$0.30

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock				Accumulated
					Additional		Other
	Number of		Number of		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Total

Balance — January 1 , 2008			2,322	23	23,828	16,341	52	(1,158)	39,086

Vesting of restricted shares								220	220
259,733 shares repurchased at an average price $9.91/share			(260)	(3)	(2,596)				(2,599)

Stock option expenses					8				8

Net Income						637			637

Change in unrealized loss on
securities available-for-sale, net of tax							(2)		(2)

Total comprehensive income									635
Dividends paid ($0.27/share)	—	—	—	—	—	(587)	—	—	(587)

Balance —September 30, 2008	—	—	2,062	20	21,240	16,391	50	(938)	36,763

Balance — January 1, 2009	—	—	2,047	$20	$21,152	$15,867	$69	$(838)	$36,270

Vesting of restricted shares			(1)		$(4)			60	56
Issuance of preferred stock	6785	6785							6,785
Discount on preferred stock		(56)							(56)
Common stock warrants	261	56							56
Stock option expenses					48				48
Accretion of preferred stock disocunt		8				(8)			—
Comprehensive Income:
Net Income						(1,995)			(1,995)
Change in unrealized loss on							141		141
securities available-for-sale, net of tax									—

Total comprehensive income									(1,854)
Dividends on preferred stock						(178)			(178)

Dividends paid ($0.25/share)	—	—	—	—	—	(511)	—	—	(511)

Balance — September 30, 2009	7,046	6,793	2,046	20	21,196	13,175	210	(778)	$40,616

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September, 30
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	(1,995)	$637
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,006	834
Provision for loan losses	5,413	1,488
Stock option expense	48	8
Gain on sale of foreclosed assets	47	(9)
Mortgage loans originated for sale	(80,110)	(25,617)
Proceeds from sale of mortgage loans	82,011	25,832
Gain on sale of mortgage loans	(1,828)	(563)
(Gain) Loss on sale of available for sale securities	(2)	(2)
Earned stock compensation	60	220
Net change in:
Deferred loan fees	80	(34)
Accrued interest receivable	(61)	76
Other assets	(1,871)	483
Accrued expenses and other liabilities	(956)	(194)

Net cash provided by operating activities	1,842	3,159
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(17,816)	(2,268)
Proceeds from maturities of securities	8,489	4,401
Activity in held-to-maturity securities:
Purchases	—	(7)
Proceeds from maturities of securities	14	208
Loan originations and principal collections, net	8,856	(20,036)
Proceeds from sale of foreclosed assets	559	1,619
Proceeds from sale of premises and equipment	—	—
Purchase of premises and equipment	(238)	(212)

Net cash provided by (used in) investing activities	(136)	(16,295)
Cash Flows From Financing Activities
Net increase in deposits	23,548	13,257
Repurchase of common stock	—	(2,599)
Issuance of preferred stock, net	6,734	—
Issuance of Warrants	56	—
Cash Dividends-preferred stock	(178)	—
Cash Dividends-common stock	(511)	(587)
Amortization of common stock warrants	(7)	—
Proceeds from FHLB advances	—	38,500
Repayment of FHLB advances	(10,500)	(40,500)
Repayment of Fed Funds purchased	(1,000)	—

Net cash provided by financing activities	18,142	8,071

Net Increase (Decrease) in Cash and Cash Equivalents	19,848	(5,065)
Cash and Cash Equivalents — Beginning	6,272	13,842

Cash and Cash Equivalents — End	$26,120	$8,777

Supplemental Cash Flow Information:
Cash paid for:
Interest	5,757	6,492
Income taxes	236	385
Noncash investing activities:
Loans transferred to foreclosed assets	2,717	1,801
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
The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year period.
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
EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Basic earnings per share
Numerator:
Net income	$(352)	$57	$(1,995)	$637
Dividends and amortization of discount on preferred stock	$88	$—	$227	$—

Net Income available to common stock	$(440)	$57	$(2,222)	$637

Denominator:
Weighted average common shares outstanding	2,046	2,097	2,046	2,196
Less: Average unallocated ESOP shares	(74)	(83)	(74)	(83)
Less: Average non-vested RRP shares	(6)	(11)	(7)	(14)

Weighted average common shares outstanding for basic earnings per share	1,966	2,003	1,965	2,099

Basic earnings per share	$(0.22)	$0.03	$(1.13)	$0.30

Diluted earnings per share
Numerator:
Net Income available to common stock	$(440)	$57	$(2,222)	$637

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,966	2,003	1,965	2,099
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,966	2,003	1,965	2,099

Diluted earnings per share	$(0.22)	$0.03	$(1.13)	$0.30

RECENT ACCOUNTING PRONOUNCEMENTS
In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides guidance for valuing liabilities within the FASB Codification’s fair value hierarchy. ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair value measurements of liabilities and that the liability’s nonperformance risk would be the same both before and after the hypothetical transfer on which the fair-value measurement is based. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. The adoption of ASU 2009-05 on October 1, 2009 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
FASB Accounting Standards Codification: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM (Codification) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (SFAS 168). SFAS 168 establishes the Codification as the single authoritative reference for nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. SFAS 168 divides nongovernmental U.S. GAAP into two levels; that considered authoritative under the Codification and guidance that is non-authoritative. SFAS 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” existing guidance to provide additional guidance on an employer’s disclosures in an employer’s financial statements about plan assets of a defined benefit pension or other postretirement plan. Upon initial application, the provisions of FSP SFAS 132(R)-1 are not required for earlier periods that are presented for comparative purposes. The disclosures about plan assets required by FSP SFAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009 and are not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.
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
The following table present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Company to determine those fair values.

		Significant
		Other
	Quoted Prices in Active	Observable	Significant
	Markets for Identical	Inputs (Level	Unobservable	Balance at
	Assets (Level 1)	2)	Inputs (Level 3)	September 30, 2009
Assets
Investment securities- available — for — sale	$6,352	$12,008	$—	$18,360
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of September 30, 2009 (000s omitted):
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at	Quoted Prices in Active	Significant Other	Significant	Change in Fair Value for the
	September	Markets for Identical	Observable Inputs	Unobservable Inputs	quarter ended September 30,
	30, 2009	Assets (Level 1)	(Level 2)	(Level 3)	2009
Impaired Loans accounted for under FASB ASC 310	11,290	—	—	9,455	2,487
Foreclosed Assets	1,615	—	—	1,615	953

Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), FASB ASC 820-10-50, Fair Value Measurements and Disclosures , excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
The fair value of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable, Federal funds purchased and Interest payable) are estimated to be equal to their carrying amounts as of September 30, 2009 and December 31, 2008. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
Securities — Fair values for securities are based on quoted market prices.
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
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	September		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$26,120	$26,120	$6,272	$6,272
Securities — Held to maturity	23	23	37	37
Securities — Available for sale	18,360	18,360	8,916	8,916
Other securities	4,237	4,237	4,237	4,237
Loans held for sale	787	1,237	860	864
Net loans	230,476	239,342	247,542	250,068
Accrued interest and late charges receivable	1,361	1,361	1,300	1,300

Liabilities:
Federal Home Loan Bank advances	49,678	53,802	60,178	63,252
Fed funds purchased	—	—	1,000	1,000
Deposits	215,704	217,773	192,156	192,045
Accrued interest payable	426	426	526	526

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of net identifiable tangible and intangible assets acquired. Under the provisions of FASB ASC 350-10-35-1 Intangibles—Goodwill and Other, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by reporting unit and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall. Intangible assets which have finite lives are amortized over their estimated useful lives and are subject to impairment testing.
In accordance with the Corporation’s annual review policy, its annual goodwill impairment analysis is conducted in the fourth quarter. The financial services industry and securities markets continue to be adversely affected by declining values of nearly all asset classes. If current economic conditions continue to result in a prolonged period of economic weakness, the Corporation’s business segments, including the Community Banking segment, may be adversely affected, which may result in impairment of goodwill and other intangibles in the future. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and its results of operations.
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
FINANCIAL CONDITION
Assets
Total assets increased $15.5 million, or 5.3%, to $307.3 million at September 30, 2009 compared to $291.8 million at December 31, 2008. Management attributes this growth to a strategy for 2009 that emphasizes growth in our investment portfolio. The increase in assets is also a by-product of management’s continued focus on the growth of core deposits which has generated increased cash balances.
Securities
Securities increased to $18.4 million at September 30, 2009 compared to $8.9 million at December 31, 2008. The increase was attributable to $11.6 million in securities being purchased primarily to offset costs associated with the Capital Purchase Program (CPP).Those costs include an annual dividend of 5% and amortization of the discount on the preferred stock of .16%. The tax equivalent cost of the capital is 8%. See Equity for further discussion on the Capital Purchase Program (CPP). The yield on investment securities has decreased to 3.46% during the nine month ended September 30, 2009 from 4.29% for the same period a year ago. Management has slowed further purchasing of securities due to the decline in the current market yield. With the increase in securities we have continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow.
Loans
The Bank’s net loan portfolio decreased by $17.1 million, or 6.9%, from $247.5 million at December 31, 2008 to $230.5 million at September 30, 2009. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$111,102	46.9	$124,855	49.8
Multi-family	5,455	2.3	5,728	2.2
Commercial	79,667	33.6	75,730	30.2
Construction or development	8,421	3.6	9,499	3.8

Total real estate loans	204,645	86.4	215,812	86.0
Other loans:
Consumer loans:
Home equity	18,717	7.9	20,677	8.2
Other	4,862	2.0	5,737	2.3

Total consumer loans	23,579	10.0	26,414	10.5
Commercial Business Loans	8,731	3.7	8,609	3.5

Total other loans	32,310	13.7	35,023	14.0

Total Loans	236,955	100.0%	250,835	100.0%

Allowance for loan losses	5,986		2,719

Less: Net deferred loan fees	493		574
Total Loans, net	$230,476		$247,542

One-to-four family loans decreased $13.8 million from year end 2008 as a result of the Bank’s continued strategy to sell a large portion of new one to four family loan originations. Historically low rates on residential mortgages have provided us the opportunity to refinance loans and increase our gains on sale of mortgages substantially. Commercial real estate loans increased $4 million or 5.2%. The Bank expects future loan growth to come primarily from commercial lending with a focus on in-market lending. Given the difficult economic conditions that we are facing in our market we remain cautiously optimistic about the Bank’s potential for loan growth during the remainder of the year.
The allowance for loan losses was $6 million at September 30, 2009 compared to $2.7 million at December 31, 2008, an increase of $3.3 million. The increase was necessitated by the increases in net charge offs and nonperforming assets which are directly related to the continued overall weakness in the Michigan economy. Year to date 2009 net charge offs totaled $2.3 million compared to $1.2 million for the same period a year ago. Net charge offs year to date consisted of 64% one to four family residential mortgages, 18% commercial real estate, 13% consumer and the remaining 5% included construction, commercial and industrial and home equity lines of credit. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.
Deposits
Total deposits increased $23.5 million, or 12.3%, from $192.2 million at December 31, 2008 to $215.7million at September 30, 2009. The increase is attributed to an increase of $10.1 million in local certificates of deposit, an increase of $5.9 million in demand and Now accounts, an increase in money market accounts of $15.1 million and an increase of $400,000 in savings accounts. Brokered deposits decreased $8 million as management continues to try to reduce its reliance on wholesale funding. The increase in local certificates of deposits and money market accounts is largely due to management’s efforts to remain competitive with interest rates in these categories of deposits. The increase in money market accounts has provided funding so it has not been necessary for management to borrow additional FHLB advances or increase brokered deposits. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.
Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased to $49.7 million as of September 30, 2009 from $60.2 at December 31, 2008. The decrease is attributable to the repayment of $10.5 million of FHLB advances during the nine months ended September 30, 2009. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity
Total equity was $40.6 million at September 30, 2009 compared to $36.3 million at December 31, 2008. This represents 13.2% and 12.4% of total assets at September 30, 2009 and December 31, 2008, respectively. Increases in equity primarily resulted from the issuance of preferred stock in the amount of $6.8 million associated with the Capital Purchase Program. Decreases in equity for the nine months ended September 30, 2009 included a net loss of $2 million and $689,000 in dividend payments, which included dividends to common shareholders of $511,000 and $178,000 on the Preferred stock. The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Management intends to utilize funds provided by the issuance of the preferred stock to invest in securities and pursue lending opportunities. Management considers its equity position to be strong.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses decreased $14,000 for the quarter ended September 30, 2009 compared to the same period in 2008. The Bank’s net interest margin decreased to 3.16% for the quarter ended September 30, 2009 from 3.31% for the quarter ended September 30, 2008 as a result of the yield on earning assets declining faster than the cost of funds. This is attributable to the falling rate environment consistent through 2008 and 2009. Interest income from loans represented 95% of total interest income for the three months ended September 30, 2009 compared to 96.3% for the same period in 2008.
Net interest income before any provision for loan losses decreased $29,000 for the nine months ended September 30, 2009 compared to the same period in 2008. The Bank’s net interest margin decreased to 3.10% for the nine months ended September 30, 2009 from 3.29% for the nine months ended September 30, 2008 as our loan yields decreased more than our deposit costs compared to the same period a year ago as a result of falling rate environment mentioned previously.
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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
Fed Funds and overnight deposits	$9,805	$4	0.05%	$8,905	$100	1.50%
Investment securities	16,485	426	3.46	10,373	334	4.29
Other securities	4,174	53	1.70	4,174	150	4.79
Loans receivable	244,355	11,598	6.35	236,314	12,283	6.92

Total earning assets	$274,819	$12,081	5.88	$259,766	$12,867	6.60

Demand and NOW Accounts	$33,297	$68	0.27	$32,270	$72	0.30
Money market accounts	44,999	610	1.81	34,175	774	3.02
Savings accounts	19,011	53	0.37	19,267	61	0.42
Certificates of deposit	105,314	3,080	3.91	104,036	3,551	4.55
Fed Funds Purchased	—	—	0.00	—	—	0.00
Federal Home Loan Bank Advances	55,763	1,882	4.51	54,246	1,992	4.89

Total interest bearing liabilities	$258,384	5,693	2.95	$243,994	6,450	3.52

Net interest income		$6,388			$6,417

Net interest spread			2.93%			3.08%

Net interest margin			3.10%			3.29%

Provision for Loan Losses
The provision for loan losses was $1.3 million in the third quarter of 2009, compared to $731,000 in the third quarter of 2008 and $5.4 million for the nine month period ended September 30, 2009, compared to $1.5 million in the same period of 2008. Net charge-offs for the quarter ended September 30, 2009 totaled $814,000, compared to $442,000 for the quarter ended September 30 , 2008 and $2.1 million for the nine months ended September 30, 2009, compared to $1.0 million for the same period a year ago. The significant increase in the provision was primarily driven by the continued deteriorating economic conditions in Michigan and weaknesses in the local real estate markets which resulted in downgrades to the credit ratings of certain loans in the portfolio and a significant increase in the balances of nonperforming loans.
Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, increased from $4.6 million at the end of 2008 to $13.6 million as of September 30, 2009. This increase was largely due to an increase nonperforming loans, specifically in commercial real estate and one to four family residential mortgage loans. Management also classified a large commercial loan relationship in the amount of $4 million as non-performing during the second quarter.
The following table presents non-performing assets and certain asset quality ratios at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(In thousands)
Non-performing loans	$9,445	$2,571
Real estate in judgement	2,571	1,327
Foreclosed and repossessed assets	1,615	749

Total non-performing assets	$13,631	$4,647

Non-performing loans to total loans	3.98%	1.04%
Non-performing assets to total assets	4.44%	1.59%
Allowance for loan losses to non-performing loans	63.40%	105.76%
Allowance for loan losses to net loans receivable	2.52%	1.10%
The Bank had 43 non-performing loan relationships as of September 30, 2009 compared to 24 non-performing loan relationships as of December 31, 2008.
Non-interest Income
Non-interest income for the quarter ended September 30, 2009 increased $194,000, or 21.6%, from $898,000 to $1.1 million compared to the same period a year ago. This increase is attributable to an increase in gain on sale of loans offset by a decrease in fees and services charges.

Net gain on sale loans increased $269,000 for the quarter ended September 30, 2009 from $101,000 to $370,000 compared to the same period a year ago. The increase is largely due to the falling rate environment which has generated a significant amount of one to four family residential mortgage refinancing. Management expects this trend to decline through the latter half of 2009. Fees and service charges decreased $19,000 for the quarter ended September 30, 2009 from $598,000 to $579,000 compared to the same period a year ago. This decrease was a result of a decrease in overdraft fees of $17,000 offset by an increase of $2,000 in all other fees and charges. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base.
Non-interest income for the nine months ended September 30, 2009 increased $1.1 million or 38.5%, from $2.8 million to $3.9 million for the same period in 2008. Net gain on sale loans increased $1.3 million for the nine months ended September 30, 2009 from $563,000 to $1.8 million compared to the same period a year ago. Fees and Service charges decreased $98,000 for the nine months ended September 30, 2009 from $1.7 million to $1.6 million compared to the same period a year ago. As mentioned previously the decrease in fees and service charges is primarily due to the decrease in overdraft fees of $91,000. Other income decreased $74,000 from $204,000 to $127,000.
Non-interest Expense
Noninterest expense increased $227,000, or 10.1%, for the three months ended September 30, 2009 compared to the same period ending a year ago. Salaries and employee benefits increased $127,000 from $1.1 million to $1.2 million due normal increases in salaries and wages. Amortization of mortgage servicing rights increased $19,000 as a result of a continued increase in mortgage loan payoffs due to refinancing associated with the decrease of interest rates in the fourth quarter of 2008. Other general and administrative expenses increased $49,000, from $330,000 to $379,000; reflecting the increase in the quarterly FDIC assessment. Foreclosed property expense increased $60,000, from $84,000 to $144,000 due to increases in maintenance costs, loan collection costs, and losses and impairment charges associated with the disposition of other real estate. Professional services increased $44,000 from $108,000 to $152,000 primarily due to increases in legal fees associated with non-performing loans. Other operating expenses increased $20,000. Data processing decreased $92,000 from $185,000 to $93,000 due to a one time credit recognized with the renegotiation of our contract with the third party data processor Jack Henry and Associates.
Noninterest expense increased $672,000, or 9.7%, for the nine months ended September 30, 2009 compared to the same period ending a year ago. Salaries and employee benefits increased $138,000 from $3.3 million to $3.5 million due normal increases in salaries and wages. Other general and administrative expenses increased $288,000, from $1 million to $1.3 million; this is primarily due to the increase in FDIC insurance reflecting the increase of $136,000 one-time special assessment on all insured financial institutions equal to approximately 5 basis points of total assets, less tier one equity and the quarterly increases implemented earlier in the year.. Amortization of mortgage servicing rights increased $125,000, from $321,000 to $446,000, also for reasons mentioned previously. Professional services increased $103,000, from $301,000 to $404,000 primarily due to increases in legal fees associated with non-performing loans and legal fees associated with the issuance of preferred stock and common stock warrants as part of the Capital Purchase Program transaction. Other operating expenses increased $92,000. The increase in other operating expenses was due to increases in loan collection costs, and losses and impairment charges associated with the disposition of other real estate and additional costs associated with the reissuance of ATM/debit cards associated with a compromised card processing vendor. Data processing decreased $74,000 due to the reasons mentioned previously.
Federal Income Tax Expense
An income tax benefit totaling $121,000 was recorded in the third quarter of 2009, an effective rate of approximately 25% of the pretax loss. A significant component of income tax expense is made up of general tax credits generated each year. Due to the current year loss, these tax credits may not be fully utilized. Accordingly, in the second quarter of 2009, a valuation allowance of $300,000 was established on general business tax credit carry forward that are not expected to be utilized.
An income tax benefit totaling $669,000 was recorded for nine months ended September 30, 2009 compared to a provision for federal income tax of $232,000 for the same period a year ago. The effective tax rate for the nine months ended September 30, 2009 was 25.1% compared to 26.7% for the same period in 2008. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2009 totaled $57.6 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area and from out of market sources; however, this may require the Bank to offer interest rates higher than those of the competition. At September 30, 2009 and based on current collateral levels, the Bank could borrow an additional $19.9 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Company anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $19.8 million during the nine months ended September 30, 2009 compared to a $5 million decrease for the same period in 2008. The primary sources of cash for the nine months ended September 30, 2009 were $6.8 million increase in cash generated by the issuance of preferred stock, $23.5 million increase in deposits, $80.1 million in proceeds from the sale of mortgage loans, $8.5 million in maturities of available-for-sale investment securities and $8.9 of principal loan collections in excess of loan originations compared to $13.3 million increase in deposits, $25.6 million in proceeds from the sale of mortgage loans, $38.5 million in proceeds from FHLB advances and $4.4 million in maturities of available-for-sale investment securities. The primary uses of cash for the nine months ended September 30, 2009 were $82.1 million of mortgage loans originated for sale, $10.5 million in repayments of FHLB advances, $1.0 million in repayment of Fed funds purchased, and $17.8 million in purchases of available-for-sale investment securities compared to $25.8 million of mortgage loans originated for sale, $40.5 million in repayments of FHLB advances, $20.0 million loan originations in excess of principal collections and $2.3 million in purchases of available-for-sale investment securities.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2009, the aggregate contractual obligations and commitments are:
Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$104,693	$57,604	$29,846	$16,677	$566
FHLB advances	49,678	5,000	37,000	7,678	—

Total	$154,371	$62,604	$66,846	$24,355	$566

Other Commitments

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$2,494	$2,494	$—	$—	$—
Unfunded commitments under HELOCs	14,882	1,572	3,712	2,665	6,933
Unfunded commitments under Commercial LOCs	1,954	546	896	490	22
Letters of credit	172	172	—	—	—

Total	$19,502	$4,784	$4,608	$3,155	$6,955

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. As of September 30, 2009, the Bank met the regulatory standards to be classified as “well capitalized.” The Bank’s regulatory capital ratios as of September 30, 2009 were as follows: Tier 1 leverage ratio 9.08%, Tier 1 risk-based capital ratio 11.81%; and total risk-based capital, 12.99%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management considers the Bank’s capital to be adequate for current and projected needs at both the Bank and Corporation.
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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s Net Portfolio Value (NPV) to changes in interest rates, the (NPV) model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management then compares the resulting NPV and the magnitude of change in NPA to regulatory and industry guidelines to determine if the company’s IRR is acceptable. Management believes, based on data from the model, as of September 30, 2009, and indicates that the Bank’s IRR level remains minimal.
ITEM 4T. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

MONARCH COMMUNITY BANCORP, INC.
Date: November 14, 2009	By:	/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: November 14, 2009	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Amendment No. 2 to Donald L. Denny Employment Agreement

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.