Form 10-K
period 2009-12-31
MONARCH COMMUNITY BANCORP INC
filed 2010-03-31
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average of bid and ask price market price of such stock as of June 30, 2009 was approximately $10.9 million as reported on the NASDAQ Capital Market. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)
As of February 26, 2010, the registrant had 2,044,606 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in April 2010.

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
On April 15, 2004, the Company completed its acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. On June 7, 2004, Marshall Savings Bank was merged with and into Monarch Community Bank. The Company issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The cash paid in the transaction came from the Company’s existing liquidity. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.6 million and was not amortized but evaluated for impairment at least annually. It was determined to be impaired and written off in 2009. A core deposit intangible of $2.1 million was recorded as part of the acquisition and is being amortized on an accelerated basis over a period of 9.5 years.
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
At December 31, 2009, we had assets of $283.2 million, including net loans of $220.9, deposits of $213.4 million and stockholders’ equity of $23.2 million.

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
Employees
The Bank employs 88 full-time and 6 part-time employees as of December 31, 2009. The holding company does not have any employees.
Market Area
Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2009, we had an 20.05% market share of FDIC-insured deposits in Branch County, a 6.45% market share of FDIC-insured deposits in Calhoun County and a 4.89% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and seventh, respectively, in those counties among all insured depository institutions.
The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.
Lending Activities
General. At December 31, 2009, our net loan portfolio totaled $220.9 million, which constituted 78% of our total assets.
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

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio as of the dates indicated.

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Real Estate Loans:
One-to four-family	$108,354	47.70%	$124,855	49.80%	$126,780	55.80%	$140,374	60.30%	$139,636	64.40%
Multi-family	5,421	2.39	5,728	2.26	5,594	3.22	7,511	3.22	3,534	1.67
Commercial	72,689	32.00	75,730	30.19	56,714	24.97	41,079	17.64	34,721	16.03
Construction or development	9,528	4.20	9,499	3.79	6,409	2.82	9,529	4.09	5,415	2.50

Total real estate loans	195,992	86.29	215,812	86.04	195,497	85.25	198,493	85.25	183,306	84.60

Other loans:
Consumer loans:
Home equity	18,174	8.00	20,677	8.24	20,430	8.99	19,077	8.19	16,170	7.46
Other	4,706	2.07	5,737	2.29	7,014	3.09	9,087	3.90	10,822	5.00

Total consumer loans	22,880	10.07	26,414	10.53	27,444	12.08	28,164	12.09	26,992	12.46

Commercial Business Loans	8,266	3.64	8,609	3.43	4,228	1.86	6,205	2.67	6,364	2.94

Total other loans	31,146	13.71	35,023	13.96	31,672	13.94	34,369	14.76	33,356	15.40

Total Loans	227,138	100.00%	250,835	100.00%	227,169	100.00%	232,862	100.00%	216,662	100.00%

Less:
Allowance for loan losses	5,783		2,719		1,824		2,024		2,925
Net deferred loan fees	480		574		548		591		640
Loans in process	—		—		—		—		—

Total Loans, net	$220,875		$247,542		$224,797		$230,247		$213,097

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$80,241	35.3%	$92,644	36.9%	$83,386	36.7%
Multi-family	5,396	2.4%	5,524	2.2%	5,397	2.4%
Commercial	52,495	23.1%	47,689	19.0%	36,723	16.2%
Construction or development	4,127	1.8%	8,111	3.3%	5,537	2.4%

Total real estate loans	142,259	62.6%	153,968	61.4%	131,043	57.7%

Consumer	15,323	6.8%	19,406	7.7%	21,354	9.4%
Commercial Business	6,244	2.7%	7,011	2.8%	2,932	1.3%

Total fixed-rate loans	163,826	72.1%	180,385	71.9%	155,329	68.4%

Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$28,113	12.4%	$32,211	12.8%	$43,394	18.3%
Multi-family	25	0.0%	204	0.1%	197	0.1%
Commercial	20,194	8.9%	28,041	11.2%	19,991	8.8%
Construction or development	5,401	2.4%	1,388	0.6%	872	0.3%

Total real estate loans	53,733	23.7%	61,844	24.7%	64,454	27.5%

Consumer	7,557	3.3%	7,008	2.8%	6,090	2.7%
Commercial Business	2,022	0.9%	1,598	0.6%	1,296	0.6%

Total adjustable-rate loans	63,312	27.9%	70,450	28.1%	71,840	31.6%

Total loans	227,138	100%	250,835	100.0%	227,169	100.0%
Less:
Allowance for loan losses	5,783		2,719		1,824
Net deferred loan fees	480		574		548
Loans in process	—		—		—

Total Loans, net	$220,875		$247,542		$224,797

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2009. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

			Real Estate
			Multi-family and		Construction or
	One-to-Four Family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
						(Dollars in Thousands)
Due to Mature:

One year or less (1)	7,070	5.51%	6,337	6.53%	1,527	5.30%	2,567	6.90%	1,056	5.29%	18,557	6.02%

After one year through five years	14,450	6.78%	52,415	6.55%	1,926	6.88%	11,553	7.25%	3,079	6.71%	83,423	6.70%
After five years	86,834	6.39%	19,358	5.81%	6,075	5.41%	8,760	5.14%	4,131	7.33%	125,158	6.20%

(1)	Includes demand loans.
The total amount of loans due after December 31, 2010 which have predetermined interest rates is $128.9 million while the total amount of loans due after such date which have floating or adjustable rates is $32.5 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2009, one-to-four family residential mortgage loans totaled $108.4 million, or 47.7% of our gross loan portfolio.
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
At December 31, 2009, $16.3 million, or 15.0% of our residential mortgage loans were classified as sub-prime loans as compared to $15.5 million, or 12.4% at December 31, 2008. The increase is primarily due to refinancing and restructuring existing loans in our portfolio. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2009, $627,000, or 6.1%, of our total net charge-offs of $10.3 million were due to sub-prime loans as compared to $303,000, or 16.7% of our total net charge-offs of $1.8 million for 2008. During 2009, we have made significant efforts in assisting borrowers who are experiencing financial difficulty. See “Asset Quality.”
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
Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During the years ended December 31, 2009 and December 31, 2008, we originated $5.2 million and $3 million of one-to-four family ARM loans, respectively, and $28.8 million and $51.8 million of one-to-four family fixed-rate mortgage loans, respectively.
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
Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential rental properties, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2009, multi-family and commercial real estate loans totaled $78.1 million or 34.4% of our gross loan portfolio.
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

Construction and Land Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2009, we had $9.5 million in construction and land development loans outstanding, representing 4.2% of our gross loan portfolio.
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
Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2009, our consumer loan portfolio totaled $22.9 million, or 10.1% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, manufactured housing loans and loans secured by savings deposits, however the majority of new originations are home equity loans and lines of credit. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.
Our home equity lines of credit totaled $18.2 million, and comprised 8.0% of our gross loan portfolio at December 31, 2009. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity lines of credit ranges from 3 to 5 years for fixed rate loans and 1 to 15 for variable rate loans. No principal payments are required on most home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
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

Commercial Business Lending. At December 31, 2009, commercial business loans comprised $8.3 million, or 3.6% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.
The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Operating lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2009, there was a $160,000 financial standby letter of credit outstanding.
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
During the last several years up to 2009, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. Adjustable-rate loan originations as a percentage of total originations were .5% and 8.5% in 2009 and 2008 respectively. We sell a significant portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.
In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	December 31,
	2009	2008
	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	$104,416	$54,846
Multi-family	760	250
Commercial	9,025	31,316
Construction or development	4,943	5,358

Total real estate loans	119,144	91,770

Consumer Loans:
Home Equity	5,073	5,809
Other	827	891
Commercial business	743	7,101

Total loans originated	125,787	105,571

Sales and Repayments:

One-to-four family loans sold	89,901	27,838
Commercial real estate loans sold	—	—
Principal repayments	59,583	54,067

Total reductions	149,484	81,905

Increase in other items, net	2,970	921

Net increase (decrease)	$(26,667)	$22,745

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
Delinquent Loans. The following tables set forth our loan delinquencies (60 days past due and over) by type, number, amount and percentage of type at the dates indicated:

	December 31, 2009
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	39	$2,656	2.45%	21	$1,580	1.46%	60	$4,236	3.91%
Multi-family	1	187	3.45%	—	—	0.00%	1	187	3.45%
Commercial	3	792	1.09%	8	2,506	3.45%	11	3,298	4.54%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	43	$3,635	1.85%	29	$4,086	2.08%	72	$7,721	3.94%

Consumer	6	123	0.54%	1	—	0.00%	7	123	0.54%
Commercial Business	1	5	0.06%	1	77	0.93%	2	82	0.99%

Total	50	$3,763	1.66%	31	$4,163	1.83%	81	$7,926	3.49%

	December 31, 2008
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	50	$2,284	1.83%	23	$466	0.37%	73	$2,750	2.20%
Multi-family	—	—	0.00%	1	164	2.86%	1	164	2.86%
Commercial	5	770	1.02%	2	175	0.23%	7	945	1.25%
Construction or development	—	—	0.00%	1	139	1.46%	1	139	1.46%

Total real estate loans	55	$3,054	1.42%	27	$944	0.44%	82	$3,998	1.84%

Consumer	5	73	0.28%	3	115	0.44%	8	188	0.71%
Commercial Business	1	1	0.01%	—	—	0.00%	1	1	0.01%

Total	61	$3,128	1.25%	30	$1,059	0.42%	91	$4,187	1.67%

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

	December 31,
	2009	2008	2007	2006	2005
		(Dollars in Thousands)
Non-accruing loans:
One-to-four family	3,484	622	607	$408	$406
Multi-family	874	164	—	—	—
Commercial real estate	7,139	459	—		397
Construction or development	2,507	1,298	153	—	—
Consumer	—	28	—	60	8
Commercial business	1,566	—	—	—	—

Total	15,570	2,571	760	468	811

Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	87	—	—
Construction or development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	18	—	—

Total	—	—	105	—	—

Foreclosed assets:
One-to-four family (1)	2,577	1,669	1,453	1,580	2,239
Multi-family	122	—	—	—	—
Commercial real estate	140	407	62	—	480
Construction or development	—	—	—	—	—
Consumer	—	—	—	100	22
Commercial business	—	—	—	—	70

Total	2,839	2,076	1,515	1,680	2,811

Total non-performing assets	$18,409	$4,647	$2,380	$2,148	$3,622

Total as a percentage of total assets	6.50%	1.59%	0.85%	0.74%	1.31%

(1)	Includes $1.1 million, $1.3 million, $630,000, $895,000 and $1.3 million in real estate in judgment and subject to redemption at December 31, 2009, 2008, 2007, 2006 and 2005 respectively.
For the years ended December 31, 2009, 2008 and 2007, respectively, there was $611,000, $116,000 and $89,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

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
In accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2009, we had classified $19.7 million of our assets as substandard, $600,000 as doubtful and none as loss. The total amount classified as substandard represented 84.9% of the Bank’s equity capital and 7.0% of the Bank’s assets at December 31, 2009. The allowance for loan losses at December 31, 2008 includes $221,000 related to substandard loans. At December 31, 2009, $15.0 million and $600,000 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality — Delinquent Loans.”
Provision for Loan Losses. We recorded a provision for loan losses totaling $13.3 million for the year ended December 31, 2009 compared to $2.7 million recorded for the year ended December 31, 2008. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2009 and 2008 — Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.
Allowance for Loan Losses. The allowance is based on regular, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances for identified problem loans and portfolio segments. In addition, the allowance incorporates the results of measuring impaired loans.
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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2009	2008	2007	2006	2005
Balance at beginning of year	$2,719	$1,824	$2,024	$2,925	$6,420

Charge-offs:
One-to-four family	2,288	879	774	223	754
Multi-family	10	—	28	—	—
Commercial real estate	4,299	321	197	15	1,904
Construction or development	3,075	50	—	340	6
Consumer	533	532	386	494	393
Commercial business	352	239	17	113	386

Total	10,557	2,021	1,402	1,185	3,443

Recoveries:
One-to-four family	20	4	16	4	78
Multi-family	1	—	—	—	—
Commercial real estate	14	2	—	—	1
Construction or development	—	—	—	—	—
Consumer	215	198	175	275	230
Commercial business	22	—	40	5	24

Total	272	204	231	284	333

Net charge-offs:	10,285	1,817	1,171	901	3,110
Allowance acquired in acquisition	—	—	—	—	—
Additions charged to operations	13,349	2,712	971	—	—
Provision recovered from operations	—	—	—	—	(385)

Balance at end of year	$5,783	$2,719	$1,824	$2,024	$2,925

Ratio of net charge-offs during the year to average loans outstanding during the year	4.24%	0.76%	0.49%	0.39%	1.42%

Allowance as a percentage of non-performing loans	37.14%	105.76%	210.87%	432.48%	360.67%

Allowance as a percentage of total loans (end of year)	2.55%	1.08%	0.81%	0.93%	1.37%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2009		2008		2007
	Amount of	Percentage	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
One-to-four family	$2,576	44.5%	$1,618	59.5%	$979	53.7%
Multi-family and non-residential real estate	903	15.6%	533	19.6%	351	19.2%
Construction or development	10	0.2%	75	2.8%	154	8.4%
Consumer	393	6.8%	305	11.2%	287	15.7%
Commercial business	1,901	32.9%	188	6.9%	53	2.9%

Total	$5,783	100.0%	$2,719	100.0%	$1,824	100.0%

	2006		2005
	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance
One-to-four family	$783	60.3%	$1,378	64.4%
Multi-family and non-residential real estate	809	20.8%	1,091	17.7%
Construction or development	7	4.1%	17	2.5%
Consumer	302	12.1%	284	12.5%
Commercial business	123	2.7%	155	2.9%

	$2,024	100.0%	$2,925	100.0%

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
The following table sets forth the composition of our securities portfolio at the dates indicated (dollars in thousands):

	December 31, 2009			December 31, 2008
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
Available-for-sale securities:
U.S Treasury	1,055	1,071	6.7%
U.S. government agency obligations	$3,155	$3,196	19.9%	$5,698	$5,761	64.3%
Mortgage-backed securities	5,454	5,536	34.4%	739	734	8.2%
Obligations of states and political subdivisions	6,061	6,260	38.9%	2,375	2,421	27.0%

Total available-for-sale securities	$15,725	$16,063	99.9%	$8,812	$8,916	99.6%

Held-to-maturity securities:
Municipal security	$23	$23	0.1%	$37	$37	0.4%

Total investment securities	$15,748	$16,086	100.0%	$8,849	$8,953	100.0%

	December 31, 2007
			Percent of
		Fair	Total
	Amortized	Market	Fair Market
	Cost	Value	Value
Available-for-sale securities:
U.S. government agency obligations	$7,692	$7,730	68.3%
Mortgage-backed securities	932	918	8.1%
Obligations of states and political subdivisions	2,381	2,436	21.5%

Total available-for-sale securities	$11,005	$11,084	97.9%
Held-to-maturity securities:
Municipal security	238	239	2.1%

Total investment securities	$11,243	$11,318	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2009 are indicated in the following table:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Wgt		Wgt		Wgt		Wgt		Wgt
	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
					(Dollars in Thousands)
Available-for-sale securities:
U.S Treasury	$—	0.00%	$1,055	4.63%	$—	0.00%	$—	0.00%	$1,055	4.63%
U.S. government agency obligations	—	0.00%	2,013	3.95%	1,141	6.32%	—	0.00%	3,154	4.81%
Mortgage-backed securities	136	4.50%	294	4.50%	2,116	4.30%	2,908	4.79%	5,454	4.58%
Obligations of states and political subdivisions	500	3.00%	3,178	4.36%	2,384	4.38%	—	0.00%	6,062	4.26%

Total available-for-sale securities	636	3.32%	6,540	4.28%	5,641	4.74%	2,908	0.00%	15,725	3.48%

Held-to-maturity securities:
Municipal security	3	4.50%	20	4.45%	—	0.00%	—	0.00%	23	4.46%

Total investment securities	$639	3.32%	$6,560	3.54%	$5,641	4.74%	$2,908	0.00%	$15,748	3.17%

Sources of Funds
General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted and continue to utilize brokered deposits. At December 31, 2009, we had $24.0 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.
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

The following table sets forth our deposit flows during the periods indicated:

	Year Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Opening balance	$192,156	$177,936
Net deposits (withdrawals)	16,206	8,359
Interest credited	5,006	5,861

Ending balance	$213,368	$192,156

Net increase	$21,212	$14,220

Percent increase (decrease)	11.04%	7.99%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated:

	Year Ended December 31,
	2009		2008
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in Thousands)
Transaction and Savings Deposits:

Non-interest bearing accounts	$14,422	6.8%	$13,883	7.2%
Savings accounts	20,302	9.5%	18,488	9.6%
Checking & NOW accounts	23,084	10.8%	16,058	8.4%
Money market accounts	57,052	26.7%	41,156	21.4%

Total transaction and savings	$114,860	53.8%	$89,585	46.6%

Certificates:
0.00-1.99%	26,994	12.7%	72	0.0%
2.00-3.99%	36,459	17.1%	45,309	23.6%
4.00-5.99%	35,055	16.4%	57,190	29.8%
Total certificates	98,508	46.2%	102,571	53.4%

Total deposits	$213,368	100.0%	$192,156	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2009:

		Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or less	Months	Months	Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$7,207	$10,236	$11,427	$28,488	$57,358

Certificates of deposit of $100,000 or more	2,911	7,146	6,729	24,364	41,150

Total certificates of deposit	$10,118	$17,382	$18,157	$52,851	$98,508

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2009:

						Percent
	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total
			(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2010	4,351	1,942	3,825	—	10,118	10.3%
June 30, 2010	6,486	8,814	2,083	—	17,383	17.6%
September 30, 2010	4,164	2,587	4,449	—	11,200	11.4%
December 31, 2010	4,006	1,626	1,374	—	7,006	7.1%
March 31, 2011	96	1,149	3,942	—	5,187	5.3%
June 30, 2011	7,092	2,344	1,381	—	10,817	10.9%
September 30, 2011	258	1,488	5,159	—	6,905	7.0%
December 31, 2011	262	2,416	3,509	—	6,187	6.3%
Thereafter	280	14,093	9,332	—	23,705	24.1%

Total	$26,995	$36,459	$35,054	$—	$98,508	100.0%

Percent of total	27.40%	37.01%	35.58%	0.00%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and Fed funds purchased from a correspondent bank.
We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2009, we had $44.5 million in Federal Home Loan Bank advances outstanding. See Note 9 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.
We may also obtain fed funds purchased from a correspondent bank. The Bank has an unsecured federal funds line of credit with a correspondent bank allowing for overnight borrowings up to $3.0 million. At December 31, 2009 we had no fed funds purchased outstanding.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and fed funds purchased for the periods indicated:

	Year Ended
	December 31,
	2009	2008
	(Dollars in Thousands)	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$59,178	$62,330

Fed funds purchased	$3,000	$3,000

Average Balance:
FHLB advances	$48,564	$55,106

Fed funds purchased	$29	$55

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2009	2008
	(Dollars in Thousands)	(Dollars in Thousands)
FHLB advances	$44,518	$60,177

Fed funds purchased	$—	$1,000

Weighted average interest rate of FHLB
FHLB advances	4.43%	4.45%

Fed funds purchased	0.25%	0.25%

Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition comes from a wide array of sources including but not limited to mortgage brokers, savings institutions, other commercial banks, and credit unions including non-local Internet based and telephone-based competition.
Employees
At December 31, 2009, we had a total of 88 employees, including 6 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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
The Company elected to participate in the CPP and on February 6, 2009, completed the sale of $6.785 million in Preferred Shares to the Treasury. The Company issued 6,785 shares of Preferred Shares, with a $1,000 per share liquidation preference, and a warrant to purchase up to 260,962 shares of the Company’s common stock at an exercise price of $3.90 per share (the “Warrant”).
The Preferred Shares issued by the Company pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. The terms of the Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the Preferred Shares may be redeemed by the Company, in whole or in part, upon approval of the Treasury and the Company’s primary banking regulators. Both the Preferred Shares and the Warrant will be accounted for as components of regulatory Tier 1 capital. Among other restrictions, the securities purchase agreement between the Company and the Treasury limits the Company’s ability to repurchase its stock and subjects the Company to certain executive compensation limitations. The restrictions on stock repurchases are in effect until the earlier to occur of February 6, 2012 (the third anniversary of the issuance of the Preferred Shares to Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury.
ARRA was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA include among others: limits on compensation incentives, prohibitions on “Golden Parachute Payments”, the establishment by publicly registered CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid.
On October 22, 2009, the Federal Reserve issued proposed guidance for structuring incentive compensation arrangements at all financial institutions. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to employees and groups of employees that may expose the institution to material amounts of risk.
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
Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one borrower is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus. At December 31, 2009, the Bank’s legal lending limit for loans to one borrower was $3.1 million; the Bank’s legal lending limit with approval of two-thirds of the Board of Directors was $5.2 million.
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
Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. The fee incurred in 2009 was $25,000. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.
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

Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. As an FDIC insured institution, the Bank is required to pay deposit insurance premium assessments to the deposit insurance fund pursuant to a risk-based assessment system. Deposit accounts are generally insured up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increase is effective on a temporary basis until December 31, 2013.

Under the FDIC’s risk based assessment regulations there are four risk categories, and each insured institution is assigned to a risk category based on capital levels and supervisory ratings. Well-capitalized institutions with CAMELS composite ratings of 1 or 2 are placed in Risk Category I while other institutions are placed in Risk Categories II, III or IV depending on their capital levels and CAMELS composite ratings. The assessment rates may be changed by the FDIC as necessary to maintain the insurance fund at the reserve ratio designated by the FDIC. The FDIC may set the reserve ratio annually at between 1.15% and 1.50% of insured deposits. Deposit insurance assessments are collected for a quarter at the end of the next quarter. Assessments are based on deposit balances at the end of the quarter, except for institutions with $1 billion or more in assets and any institution that becomes insured on or after January 1, 2007 will have their assessment base determined using average daily balances of insured deposits.
Due to a decrease in the reserve ratio of the deposit insurance fund, on October 7, 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (effective February 27, 2009 the FDIC has extended this time to eight years). On December 16, 2008, the FDIC adopted and issued a final rule increasing the rates banks pay for deposit insurance uniformly by 7 basis points (annualized) effective January 1, 2009. Under the final rule, risk-based rates for the first quarter 2009 varied between 12 and 50 basis points depending on an institution’s risk category. On February 27, 2009, the FDIC adopted a final rule amending the way that the assessment system differentiates for risk and setting new assessment rates beginning with the second quarter of 2009. As of April 1, 2009, for the highest rated institutions, those in Risk Category I, the initial base assessment rate was between 12 and 16 basis points and for the lowest rated institutions, those in Risk Category IV, the initial base assessment rate was 45 basis points. The final rule modified the means to determine a Risk Category I institution’s initial base assessment rate. It also provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for institutions in risk categories other than Risk Category I, an increase for brokered deposits above a threshold amount. After applying these adjustments, for the highest rated institutions, those in Risk Category I, the total base assessment rate is between 7 and 24 basis points and for the lowest rated institutions, those in Risk Category IV, the total base assessment rate is between 40 and 77.5 basis points.
On May 22, 2009, the FIDC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was collected on September 30, 2009, and the Bank paid an additional assessment of $136,526.
On November 12, 2009 the FDIC adopted a final rule that required insured institutions to prepay on December 31, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. For purposes of calculating the prepayment amount, the institution’s third quarter 2009 assessment base was increased quarterly at five percent annual growth rate through the end of 2012. On September 29, 2009 the FDIC also increased annual assessment rates uniformly by three basis points beginning January 1, 2011. On December 31, 2009 the Bank prepaid estimated assessments of $1.3 million.
On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee was to expire on December 31, 2009, however, has been extended to June 30, 2010 for those participating institutions that do not opt out.

Participating institutions are assessed a surcharge on the portion of eligible accounts that exceeds the general limit on deposit insurance coverage.
Coverage under the TLGP was available to any eligible institution that did not elect to opt out of the TLGP on or before December 5, 2008. The Bank did not opt out of the Transaction Account Guarantee portion of the TLGP or the Transaction Account Guarantee extension period. The Company and the Bank did not opt out of the Debt Guarantee program, but did not issue any debt under the Debt Guarantee Program.
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

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their net transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.7 million or less, a reserve of 0%; and
•	for transaction accounts in excess of $10.7 million up to and including $55.2 million, a reserve of 3%; and
•	for transaction accounts totaling in excess of $55.2 million, a reserve requirement of $1.335 million plus 10% of that portion of the total transaction accounts greater than $55.2 million.
The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.

ITEM 1A.	Risk Factors
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

Our loan portfolio possesses increased risk due to our subprime residential lending
Up until a few years ago, a significant portion of our one-to-four family residential loan originations were considered subprime. At December 31, 2009, $16.3 million of our residential mortgage loans were subprime loans. Historically, our foreclosure rates on our residential loan portfolio are higher than peer and we believe this is, to a significant extent, the result of our subprime residential lending and the economy in our market area. Future foreclosures will negatively impact profits because of higher loan loss provisions and expenses related to foreclosed properties.

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
The amount of common stock controlled by insiders, our articles of incorporation and bylaws and state and federal statutory and regulatory provisions could discourage hostile acquisitions of control.
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
Historically, there have been times when trading volume has been low. During those times the Company’s stock price has encountered some decline. Average daily trading volume for the years ending December 31, 2009 and 2008 were 2,761 and 3,473 shares respectively. The high and low levels of our stock price for each quarter of the last two fiscal years are disclosed in this document. A more detailed history of the Company’s stock price can be found under our stock symbol (MCBF).

ITEM 1B. Unresolved Staff Comments — None
ITEM 2. Properties
At December 31, 2009, we had six full service offices. At December 31, 2009, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $4.2 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
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
ITEM 4. Reserved

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ Stock Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market. For the years ended December 31, 2009 and 2008, the Company paid dividends of $0.25 and $0.36 per share, respectively.

Year	Quarter ending	High	Low	Dividends
2008	March 31	$10.37	$9.80	$0.09
	June 30	$9.64	$9.45	$0.09
	September 30	$9.25	$8.04	$0.09
	December 31	$3.84	$3.50	$0.09
2009	March 31	$3.48	$3.30	$0.09
	June 30	$6.79	$6.10	$0.09
	September 30	$3.74	$3.57	$0.07
	December 31	$2.80	$2.51	$—
Please refer to Note 13 to the Financial Statements for a discussion of certain restrictions which impact the Company’s ability to pay dividends. Because the Company has no significant operations, it depends upon dividends from the bank in order to pay dividends to its stockholders.
As of February 26, 2010, there were 2,044,606 shares of the Company’s common stock issued and outstanding and approximately 552 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Unit)	Value) of Shares
			Purchased as Part	(or Units) that may
	Total Number of		of Publicly	yet Be Purchased
	Shares (or Units)	Average Price paid	Anounced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Program
10/01/09-10/31/09	—	—	—	—

11/01/09-11/30/09	—	$—	—	—
12/01/09-12/31/09	—	$—	—	—

Total	—	—	—	—

The Company does not currently have a stock repurchase program.
The performance graph required by item 201(e) [ILLEGIBLE] Regulation S-K is not applicable to smaller reporting companies.

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

	December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Selected Financial Condition Data:

Total Assets	$283,204	$291,807	$279,208	$289,987	$277,068
Loans receivable, net	220,875	247,542	224,797	230,247	213,097
Investment securities, at carrying value	16,086	8,953	11,322	13,934	14,584
Fed Funds sold and overnight deposits	10,723	677	6,151	7,864	6,988
Deposits	213,368	192,156	177,936	192,572	174,715
Federal Home Loan Bank Advances	44,518	60,178	59,330	54,476	59,562
Equity	23,163	36,270	39,086	39,986	40,576

	December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Selected Operations Data:

Total interest income	$15,836	$17,196	$17,545	$17,287	$15,231
Total interest expense	7,339	8,536	9,222	8,607	6,567

Net interest income	8,497	8,660	8,323	8,680	8,664
Provision for loan losses	13,349	2,712	971	—	(385)

Net interest income after provision for loan losses	(4,852)	5,948	7,352	8,680	9,049
Fees and service charges	2,682	2,757	2,921	2,642	2,496
Gains on sales of loans, mortgage-backed securities and investment securities	2,100	629	651	342	562
Other non-interest income	211	217	374	138	341

Total non-interest income	4,993	3,603	3,946	3,122	3,399
Total non-interest expense	20,085	9,152	8,992	9,710	10,503

Income (loss) before taxes	(19,944)	399	2,306	2,092	1,945
Income tax provision	(548)	101	561	544	505

Net income (loss)	$(19,396)	$298	$1,745	$1,548	$1,440

ITEM 6. Selected Financial Data, continued

	December 31,
	2009	2008	2007	2006	2005
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	-6.41%	0.10%	0.61%	0.54%	0.52%
Return on Equity (ratio of net income (loss) to average equity)	-46.88%	0.78%	4.30%	3.85%	3.59%
Interest rate spread information:
Average during period	2.94%	3.11%	3.05%	3.26%	3.41%
Net interest margin	3.10%	3.32%	3.27%	3.42%	3.56%
Ratio of operating expense to average total assets	6.64%	3.20%	3.17%	3.41%	3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.06	1.06	1.06	1.05	1.05
Efficiency ratio *	71.67%	73.25%	72.62%	80.44%	85.39%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	6.50%	1.59%	0.81%	0.74%	1.31%
Non-performing loans to total loans,net	7.05%	1.04%	0.33%	0.20%	0.37%
Allowance for loan losses to non-performing loans	37.14%	105.76%	240.00%	432.48%	360.67%
Allowance for loan losses to loans receivable, net	2.62%	1.10%	0.81%	0.88%	1.37%

Capital ratios:
Equity to total assets at end of period	8.19%	12.43%	14.00%	13.79%	14.64%

Other data:
Number of full-service offices	6	6	6	6	6

*	Amounts do not include the one time non cash charge for goodwill impairment

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
Critical Accounting Policies
Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the Consolidated Financial Statements. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are defined as those that require assumptions or judgments to be made based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates. Those policies have a greater possibility of producing results that could be materially different than reported if there is a change to any of the estimates, assumptions, or judgments made by us. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions, and judgments used, we identified the determination of the allowance for loan and lease losses, realization of goodwill, the realization of deferred tax assets, and the determination of income tax expense and liability to be the accounting estimates that are the most subjective or judgmental.
Allowance for Loan and Lease Losses
A consequence of lending activities is that we may incur losses. The amount of such losses will vary, depending upon the risk characteristics of the loan and lease portfolio as affected by economic conditions, including rising interest rates, and the financial performance of borrowers. The allowance for loan and lease losses provides for credit losses inherent in lending and is based on loss estimates derived from a comprehensive quarterly evaluation, reflecting analyses of individual borrowers and historical loss experience, supplemented as necessary by credit judgment to address observed changes in trends, conditions, and other relevant environmental and economic factors. The Allowance provides for probable and estimable losses inherent in our loan and lease portfolio. The Allowance is increased or decreased through the provisioning process. There is no exact method of predicting specific losses or amounts that ultimately may be charged-off on particular segments of the loan and lease portfolio.
Our determination of the amount of the allowance for loan and lease losses is a critical accounting estimate as it requires the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios, and deliberation on economic factors and trends. Our estimates of collateral on impaired loans are supported by appraisals when the repayment of principal and interest is unlikely. See Note 4 to the Consolidated Financial Statements for more information on the allowance for loan and lease losses.
Income Taxes
We determine our liabilities for income taxes based on current tax regulation and interpretations in tax jurisdictions where our income is subject to taxation. In estimating income taxes payable or receivable, we assess the relative merits and risks of the appropriate tax treatment considering statutory, judicial, and regulatory guidance in the context of each tax position. Accordingly, previously estimated liabilities are regularly reevaluated and adjusted, through the provision for income taxes.
Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, affect accrued income taxes and can be significant to our operating results. See Note 10 to the Consolidated Financial Statements for more information on income taxes.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The Company had a $3.1 million tax valuation allowance as of December 31, 2009. No valuation allowance was recorded in 2008.
Management Strategy
Our strategy is to operate as an independent retail oriented financial institution dedicated to serving the needs of customers in our market area. We are committed to providing a broad range of products and services to meet the needs of our consumer and small business customers.
Our focus in 2010 is to continue to grow the relationships with our commercial and retail customers that live and work in our market area. It is our intent to work with our borrowing base to make funds available where necessary to promote the growth of new business and expansion of existing business. We have put processes in place to restructure the debt of homeowners to keep them in their homes while we are dealing with historically high unemployment levels. We are continuing to improve credit quality by hiring a more experienced lending and underwriting staff. We are continually monitoring non-interest expense in order to achieve a higher level of profit for our shareholders. We will strive to achieve the highest level of profitability while making prudent business decisions in this ever changing economy.
Changes in Financial Condition from December 31, 2008 to December 31, 2009
General. Monarch’s total assets decreased $8.6 million, or 2.9%, to $283.2 million at December 31, 2009 compared to $291.8 million at December 31, 2008. The most significant decrease was in the in loan portfolio which decreased $26.7 million.
Loans. Loans remain our largest category of interest earning assets and the largest source of revenue. The net loan portfolio decreased $26.7 million, or 10.8%, from $247.5 million at December 31, 2008 to $220.1 million at December 31, 2009. Gross loans decreased $23.7 million, or 9.4%, from $250.1 million at December 31, 2008 to $227.9 million at December 31, 2009.
Commercial business loans decreased $343,000 in 2009 as compared to 2008. Commercial real estate loans decreased $3.0 million mainly as a result of charge offs in the amount of $2.4 million related to two large borrowing relationships. While construction loans only decreased slightly overall by $29,000, the total construction loans originated in 2009 of $4.9 million which consisted mainly of one to four family loans were offset by charge offs in the amount of $3.4 million associated with the previously mentioned large borrowing relationships. The Bank also experienced decreases in the level of multifamily real estate primarily due normal repayments.
Residential loans decreased $16.5 million in 2009, primarily as a result of the migration of one to four family residential loans to the secondary market due to the attractive interest rates available as a result of the decline in interest rates consistent through out 2009. The decrease in Home Equity loans of $2.5 million from 2008 to 2009 is also mainly attributable to the refinancing activity seen in the residential market and the declining real estate values.
Installment loans or “Other loans” as categorized in Note 4 include primarily automobile and recreational vehicle loans. Other loans decreased $1.0 million in 2009 mainly due to normal repayments. Please refer to Note 4 to our financial statements for additional information on the composition of our loan portfolio.
Credit Risk. Credit Risk is defined as the risk that borrowers or counter-parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, standby and commercial letters of credit, and deposit account overdrafts. Our overall credit risk position is reflective of the continued weak economy in 2009, with increased levels of net charge offs, non-performing assets and provision for loan and lease losses compared to December 31, 2008.

Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against the allowance for loan losses. Charge-offs for loan and lease losses were $10.6 million for 2009, compared to $2.0 million for 2008 and $1.4 million for 2007. The increase in charge-offs from 2009 to 2008 was primarily due to charge offs related to two large commercial relationships mentioned previously and an increase in nonperforming loans related to weaker economic conditions. We have also seen an increase in charge offs related to one to four family residential mortgages as a result of an increase in foreclosure activity and historically high unemployment rates.
The provision for loan and lease losses was $13.3 million for 2009, compared to the provision for loan and lease losses of $2.7 million for 2008 and the provision for loan and lease losses of $1.0 million for 2007. The increased provision for loan and lease losses in 2009 and 2008 was due to the increased level of charge offs and the deterioration in the loan portfolio mainly due to the deterioration in the economy.
Nonperforming assets include nonaccrual loans, and other real estate. Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection.
Nonperforming assets increased to $18.4 million as of December 31, 2009 from $4.6 million as of December 31, 2008, mainly due to increases in nonaccrual loans. Total nonaccrual loans were $15.6 million as of December 31, 2009 compared to $2.6 million as of December 31, 2008. The increase in nonaccrual loans was spread among the various loan portfolios, the largest increase seen in the commercial real estate loan portfolio. The increase in nonaccrual loans was largely due to economic stresses being felt in Michigan and nationally. Borrowers who normally would be able to fulfill their obligations have been unable to do so in the current environment. Impaired loans are commercial loans for which we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The average investment in impaired loans was $10.0 million during 2009 compared to $1.7 million during 2008. At year end, impaired loans were $19.1 million compared to $2.4 million as of December 31, 2008. Given the present state of the economy we have determined that it is necessary to work with some borrowers to lessen potential losses to the Bank. At December 31, 2009 we had $15.0 million restructured loans where the borrower was in compliance with the terms of agreement or delinquent less than 90 days.
Securities. The Bank’s securities portfolio increased $7.1 million, or 79.7%, to $16.1 million at December 31, 2009 from $9.0 million at December 31, 2008. Securities were 5.7% of total assets at December 31, 2009 as compared to 3.1% at December 31, 2008. The increase was attributable to $11.6 million in securities being purchased primarily to offset costs associated with the U.S Treasury’s Capital Purchase Program (CPP). Those costs include an annual dividend of 5% and amortization of the discount on the preferred stock of .16%. The tax equivalent cost of the capital is 8%. See Equity for further discussion on the CPP. The yield on investment securities has decreased to 3.41% at December 31, 2009 from 4.30% for the same period a year ago. Management has slowed further purchasing of securities due to the decline in the current market yield. With the increase in securities we have continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow.
Goodwill. Goodwill is tested for impairment annually, as of September 30, using a two-step process that begins with an estimation of the fair value of the reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Goodwill is also tested for impairment on an interim basis, using the same two-step process as the annual testing, if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
During 2009, our stock price declined 61%, from $9.25 per common share at September 30, 2008, to $3.57 per common share at September 30, 2009. Many peer banks also experienced similar significant declines in market capitalization. This decline primarily reflected the continuing economic slowdown and increased market concern surrounding financial institutions’ credit risks and capital positions, as well as uncertainty related to increased regulatory supervision and intervention. We determined that these changes would more-likely-than-not reduce the fair value of the reporting unit below the carrying amount. We utilized a third party for assistance with the impairment analysis and determined that the goodwill was fully impaired as of December 31, 2009. As a result, we recorded noncash pretax impairment charge of $9.6 million in the fourth quarter of 2009. The impairment charge did not affect our regulatory capital ratios.

Liabilities. Monarch’s deposits increased $21.2 million, or 11.0%, to $213.4 million at December 31, 2009 compared to $192.2 million at December 31, 2008. This increase was primarily in money market accounts which increased $15.9 million. Brokered CDs decreased $13.7 million from $39.4 million at December 31, 2008 to $25.4 million at December 31, 2009. The Bank has attempted to reduce its reliance on brokered and large, out of area CDs, although the success of this strategy is dependent on growing core deposits. Local CD deposits increased $9.7 million. Savings account balances increased $1.8 million as we experienced movement into these types of accounts into higher yielding deposit account types. Other interest bearing checking accounts increased $7.0 million. Non-interest bearing deposit accounts increased $539,000. The Bank expects its non-interest bearing deposits to increase in the future as a result of strategies to attract more small business depositors and municipal depositors.
Federal Home Loan Bank advances decreased $15.7 million, or 26.0%, to $44.5 million at December 31, 2009 from $60.1 million at December 31, 2008. For several years our strategy has been to replace borrowed funds and brokered CDs with lower costing core deposits. With the movement of customers from the stock market into more conservative types of investments including deposit products we have been able to take advantage of the shift and significantly reduce our reliance on whole sale funding. We expect this trend to continue even when customers move back to riskier types of investing due to the retention of staff specifically focused on building and broadening customer relationships.
Equity. Total equity amounted to $23.2 million at December 31, 2009 and $36.3 million at December 31, 2008, or 8.2% and 12.4%, respectively, of total assets at both dates. The decrease in equity resulted from the net loss for 2009 of $19.4 million and dividend payments of $774,000, which included dividends to common shareholders of $511,000 and $263,000 on the Preferred stock. The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. The decrease in equity was offset by the issuance of preferred stock in the amount of $6.8 million associated with the Capital Purchase Program. Management intends to utilize funds provided by the issuance of the preferred stock to invest in securities and pursue lending opportunities. Funds from the issuance of the Preferred stock have been pushed down to the Bank to bolster capital and management continues to assess options for sources of additional capital.

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

	Year Ended December 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(dollars in thousands)
Fed Funds and overnight deposits	$11,392	$6	0.05%	$8,170	$102	1.25%
Investment securities	16,591	565	3.41	9,951	428	4.30
Other securities	4,174	74	1.77	4,174	209	5.01
Loans receivable (1)	242,289	15,191	6.27	238,838	16,457	6.89

Total earning assets	$274,446	$15,836	5.77	$261,133	$17,196	6.59

Demand and NOW accounts	$34,045	$98	0.29	$32,032	$95	0.30
Money market accounts	47,923	789	1.65	35,497	1,041	2.93
Savings accounts	19,113	71	0.37	19,123	81	0.42
Certificates of deposit	104,275	3,952	3.79	103,569	4,644	4.48
Fed Funds Purchased	28	—	—	56	—	—
Federal Home Loan Bank advances	53,966	2,429	4.50	55,106	2,675	4.85

Total interest bearing liabilities	$259,350	7,339	2.83	$245,383	8,536	3.48

Net interest income		$8,497			$8,660

Net interest spread			2.94%			3.11%

Net interest margin			3.10%			3.32%

	2007
	Average	Interest
	Outstanding	Earned/	Yield/
	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$7,373	$389	5.28%
Investment securities	13,445	599	4.46
Other securities	4,174	188	4.50
Loans receivable (1)	229,451	16,369	7.13

Total earning assets	$254,443	$17,545	6.90

Demand and NOW accounts	$32,619	$78	0.24
Money market accounts	24,451	902	3.69
Savings accounts	21,502	90	0.42
Certificates of deposit	103,970	5,037	4.84
Fed Funds Purchased
Federal Home Loan Bank advances	57,268	3,115	5.44
Total interest bearing liabilities	239,810	9,222	3.85

Net interest income		8,323

Net interest spread			3.05%
Net interest margin			3.27%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2009 vs. 2008				2008 vs. 2007
				Total				Total
	Increase (Decrease) Due to			Increase	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(in thousands)				(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$(98)	$40	(39)	(96)	$(297)	$42	(32)	(287)
Investment securities	$(89)	$286	(59)	137	(21)	(156)	5	(171)
Other securities	$(135)	$—	—	(135)	21	—	—	21
Loans receivable	$(1,482)	$238	(21)	(1,266)	(559)	670	(23)	88

Total interest-earning assets	$(1,804)	$564	$(119)	$(1,360)	$(855)	$556	$(50)	$(349)

Interest-bearing liabilities
Demand and NOW accounts	$(3)	$6	(0)	3	19	(1)	(1)	17
Money market accounts	$(457)	$364	(160)	(252)	(185)	407	(84)	139
Savings accounts	$(10)	$(0)	0	(10)	1	(10)	—	(9)
Certificates of deposit	$(719)	$32	(5)	(692)	(375)	(19)	1	(393)
Fed Funds Purchased	$—	$—	—	—	—	—	—	—
Federal Home Loan Bank advances	$(195)	$(55)	4	(246)	(335)	(118)	13	(440)

Total interest-bearing liabilities	$(1,383)	$347	$(161)	$(1,197)	$(875)	$259	$(71)	$(686)

Net interest income				$(163)				$337

Comparison of Results of Operations for the Years Ended December 31, 2009, 2008, and 2007
General. Monarch reported a net loss of $19.4 million for the year ended December 31, 2009 compared to net income of $298,000 for the year ended December 31, 2008 and net income of $1.7 million in 2007. The Bank recorded a $9.6 million goodwill impairment. The explanation of this change is detailed under “Goodwill” in the “Changes in Financial Condition” section. The reasons for the change in net income for the years are discussed below.
Net Interest Income. Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. Net interest income before provision for loan losses decreased to $8.5 million for 2009 compared to $8.7 million in 2008, following an increase from $8.3 million in 2007.
Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Our net interest margin has decreased from 3.32% in 2008 to 3.10% in 2009 compared to the increase from 3.27% in 2007. The decrease from 2008 to 2009 is primarily due to the declining interest rate environment consistent throughout 2008 and 2009 and the yields on earning assets decreasing more rapidly than the cost of funds. Previously, the cost on interest-bearing liabilities decreased more rapidly (3.85% in 2007 to 3.48% in 2008) than yields on interest-earning assets (6.90% in 2007 to 6.59% in 2008). Growing lower cost core deposits remains a challenge in our current market area. Our reliance on money market accounts, brokered CDs and FHLB borrowings continues to have an impact on our high cost of funds.

Interest Income. Total interest income in 2009 decreased $1.4 million primarily due to the decline in interest rates consistent through 2009. This followed a $349,000 decrease in 2008 compared to 2007 which is also attributable to declining interest rates. In both 2008 and 2009 the decline in average yield significantly offset the increase in average loans outstanding.
Interest Expense. Total interest expense decreased $1.2 million in 2009 compared to 2008. This followed a decrease of $686,000 in 2008 compared to 2007. The decrease in 2009 was attributable to the declining interest rate environment. The increase in average deposits offset the decrease in average borrowings and the decline in interest rates in 2009 compared to 2008 and 2008 compared to 2007. The increase in average deposits in 2008 and 2009 was primarily due to an increase in average money market accounts of $11.0 million from 2007 to 2008 and $12.4 million from 2008 to 2009. The Bank has had difficulty in reducing its cost of funds increase because of increased market rates for CDs and further competition for money market deposits which has also resulted in higher rates being paid.
Provision for Loan Losses. The Bank recorded a provision for loan losses of $13.3 million in for the year ended December 31, 2009 compared to $2.7 million and $971,000 for the same periods in 2008 and 2007, respectively.
The increased provision for 2009 was necessitated by net charge-offs of $10.3 million in 2009 and increased loan delinquencies at December 31, 2009 as compared to December 31, 2008. Nonperforming assets increased to 6.50% of assets at December 31, 2009 compared to 1.59% at December 31, 2008. These levels have increased over the previous two years (see “Selected Financial and Other Data” and “Credit Risk”). Please refer to Note 4 to our financial statements for additional information on our provision for loan losses.
Non-interest Income. Non-interest income increased to $5.0 million for the year ended December 31, 2009 compared to $3.6 million for the same period in 2008. Non-interest income decreased slightly to $3.6 million in 2008 compared to $3.9 million for 2007.
Fees and service charges were $2.2 million for 2009, $2.3 million for 2008, $2.5 million for 2007. The decline in fees and service charges is a result of a decline in income for the Bounce protection program and loan fees offset by increased income from brokering residential mortgage loans. Income from the Bounce Protection program has decreased from $1.5 million in 2007 to $1.3 million in 2009 due to decreased customer usage. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base due to the increased regulatory changes effective July 1, 2010.
Income from brokering residential mortgage loans increased to $83,000 in 2009 compared to $41,000 in 2008. 2008 decreased to $41,000 compared to $166,000 in 2007. During 2006, the Bank developed new mortgage banking relationships with several brokerage companies. The Bank has continued to utilize these companies as a resource for lending opportunities. The Bank does not expect brokered loan income to be a significant source of income in the future. Loan fees have declined from $127,000 in 2007 to $86,000 in 2009 due to competitive pressures as well as lower originations of construction and consumer loans.
Gain on sale of loans increased to $2.1 million in 2009 from $627,000 in 2008 and $668,000 in 2007. The increase is largely due to the falling rate environment which has generated a significant amount of one to four family residential mortgage refinancing. Loan servicing income also increased from $444,000 in 2007 to $458,000 in 2009. Our strategy, which began in 2007, has been to sell as many of the residential mortgage originations as possible to manage the Bank’s interest rate risk, credit risk and liquidity. Management does not expects similar results in 2010 as seen in 2009 due to the large amount of refinancing concluded in 2009 and the rising rate environment anticipated in the later half of 2010.
Net gain (loss) on disposal of premises and equipment was ($7,000) in 2009, $0 in 2008, $49,000 in 2007 as the Company closed and disposed of one of its branch locations in Coldwater in 2007.

Other income remained relatively stable in 2009 from 2008. Other income decreased $108,000 in 2008 compared to 2007 ($217,000 in 2008 from $325,000 in 2007).This is due to a net gain of $68,000 on sales of foreclosed properties in 2008 compared to a net gain $139,000 in 2007. These fluctuations were created by the Bank selling more foreclosed properties in 2008 as compared to 2007. The net gain on sales of foreclosed properties for 2008 compared to 2007 was also impacted by the decline in the housing market in 2008. The Bank does occasionally experience a gain on sale of foreclosed property, as it has become increasingly more conservative in valuing these properties upon acquisition. Management expects 2010 to be similar to 2009 in terms of foreclosure activity and thus potential gains or losses on subsequent sales of the foreclosed properties. The soft real estate market may lead to longer holding periods as well as larger losses on disposal as compared to recent years.
Non-interest Expense. Non-interest expense increased $10.9 million in 2009 from $9.2 million in 2008 to $20.1 million in 2009, following an increase of $160,000 in 2008 compared to 2007.
Salaries and employee benefits expense increased from $4.5 million in 2007 to $4.8 million in 2009 as a result of normal increases in salaries and wages. Recruiting and retaining qualified staff continues to be a priority of Management.
Repossessed property expense has increased from $219,000 in 2008 to $822,000 in 2009. The increase in 2009 was due to increased collection and repossession activity as our nonperforming assets increased. Management expects similar trends in 2010 due to the slow recovery of the economy. Repossessed property expense remained relatively unchanged in 2008 compared to 2007. Management continues to focus on better management of properties during the holding period, better sales efforts that have led to shorter holding periods and decreased impairment write-downs due to better valuation techniques at the time of foreclosure.
Professional services expenses increased to $530,000 in 2009 compared to $401,000 in 2008 primarily due to increases in legal fees associated with non-performing loans and legal fees associated with the issuance of preferred stock and common stock warrants as part of the Capital Purchase Program transaction. Professional services expenses decreased to $401,000 in 2008 compared to $591,000 in 2007 as the expenses moved to similar levels previously experienced in 2006 and 2005. For the year ended December 31, 2007 we did experience an increase in professional services expense of $150,000 due to the costs incurred in the Company’s attempt at going private. We expect professional services expenses to be at similar levels seen in 2009 due to the additional costs associated with working with problem loans.
Amortization expense of intangible assets has decreased consistent with the aging of the Core Deposit Intangible established upon the acquisition of MSB Financial in 2004. As indicated in Note 2 to the Company’s financial statements, this expense will continually decline over the remaining life of the related asset.
Mortgage Banking expense has increased year over year from $359,000 in 2007 to $406,000 in 2008 compared to $546,000 in 2009. This a result of an increase in amortization of mortgage servicing rights as a result of a continued increase in mortgage loan payoffs due to refinancing associated with the decrease of interest rates beginning in the fourth quarter of 2008 and continuing through 2009. Management does not expect to see similar trends in 2010 due to the anticipated increase in rates and the amount of refinancing activity done in 2009.
During 2009, we recorded a $9.6 million goodwill impairment charge. In the fourth quarter of 2009 we updated our goodwill impairment testing. Our common stock price dropped during 2009 resulting in a difference between our market capitalization and book value. The results of the year end goodwill impairment testing showed that the estimated fair value of our bank reporting unit was less than the carrying value of equity. This necessitated a step 2 analysis and valuation. Based on the step 2 analysis (which involved determining the fair value of our bank’s assets, liabilities and identifiable intangibles) we concluded that goodwill was now impaired, resulting in this $9.6 million charge.
Other general and administrative expense has increased to $1.5 million in 2009 from $1.2 million in 2008, following an increase in 2008 to $1.2 million from $972,000 in 2007. The increases in 2008 and 2009 were largely due to the increase in FDIC insurance coverage. In 2009, the increase in FDIC insurance included a $136,000 one-time special assessment on all insured financial institutions equal to approximately 5 basis points of total assets, less tier one equity, and the quarterly increases implemented during the year. The increase from 2007 to 2008 was also due to an increase in advertising and marketing which was primarily attributable to costs incurred in conjunction with a more aggressive marketing strategy for 2008 that did not occur in 2007.

Federal Income Taxes. Our effective tax rate for purposes of the tax provision was 2.75% in 2009 compared to 25.3% in 2008, and 24.3% in 2007. For 2009 the reduced effective tax rate was the non-deductible writeoff of goodwill and the allowance placed on our deferred tax asset. In prior years the difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.
Liquidity and Commitments
We are required to maintain appropriate levels of liquid assets under FDIC regulations. Appropriate levels are determined by our Board of Directors and Management and are included in our asset liability management policy. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We have maintained liquidity at levels above those believed to be adequate to meet the requirements of normal operations, including new loan funding and potential deposit outflows. At December 31, 2009, our liquidity ratio, which is our liquid assets as a percentage of total deposits less certificates of deposit maturing in more than one year and plus borrowings maturing in one year or less, was 11.0%. This level of liquidity is higher than that maintained last year. Management has taken steps to increase liquidity and is confident it will be able to effectively address the Bank’s liquidity needs while facilitating increased profitability.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits, including fed funds, and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $45.6 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.
If necessary, additional funding sources include additional deposits (including core deposits) and Federal Home Loan Bank advances. Management is committed to increasing our core deposit balances but we have had difficulty doing so and core deposit growth may not be a significant source of liquidity in the future. Based on current collateral levels, at December 31, 2009, Monarch could borrow an additional $19.7 million from the Federal Home Loan Bank at prevailing interest rates. We anticipate we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. For the year ended December 31, 2009, Monarch had a net increase in cash and cash equivalents of $17.1 million as compared to a net decrease of $7.5 million for the year ended December 31, 2008.
The Company’s primary sources of funds during 2009 were operations of $1.7 million, increase in deposits of $21.0 million and $6.8 million increase in cash generated by the issuance of preferred stock. The primary uses of funds in 2009 were the repayment of $15.7 million of FHLB advances and purchases of securities of $17.8 million.
The Company’s primary sources of funds during 2008 were operations of $3.7 million, increase in deposits of $14.2 million and net proceeds from Federal Home Loan Bank advances of $1.8 million. The primary uses of funds in 2008 were an increase in net loan originations of $27.7 million and repurchases of the Company’s stock of $2.7 million.
Off-Balance Sheet Arrangements
At December 31, 2009, the total unused commercial and consumer lines of credit were $17.8 million and there were outstanding commitments under letters of credit of $160,000. At December 31, 2008, the total unused commercial and consumer lines of credit were $18.9 million and there were outstanding commitments under letters of credit of $10,000. The Company has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital
Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Note 12 to the Financial Statements details the capital position of the Bank as well as the capital levels necessary to remain well capitalized. At December 31, 2009 the equity to assets ratio of the Company was 8.2%. During 2008, the Company repurchased 272,000 shares of its common stock in open market purchases.
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
MARKET INFORMATION
The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market. For the years ended December 31, 2009 and 2008, the Company paid dividends of $0.25 and $0.36 per share, respectively.

Year	Quarter ending	High	Low	Dividends
2008	March 31	$10.37	$9.80	$0.09
	June 30	$9.64	$9.45	$0.09
	September 30	$9.25	$8.04	$0.09
	December 31	$3.84	$3.50	$0.09
2009	March 31	$3.48	$3.30	$0.09
	June 30	$6.79	$6.10	$0.09
	September 30	$3.74	$3.57	$0.07
	December 31	$2.80	$2.51	$—
Please refer to Note 13 to the Financial Statements for a discussion of certain restrictions which impact the Company’s ability to pay dividends. Because the Company has no significant operations, it depends upon dividends from the bank in order to pay dividends to its stockholders.
As of February 26, 2010, there were 2,044,606 shares of the Company’s common stock isued and outstanding and approximately 552 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

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
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2009 and 2008 we sold $90.2 million and $27.8 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.
Monarch uses an internally generated model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. The information presented in the following table presents the expected change in Monarch’s net portfolio value at December 31, 2009 that would occur upon an immediate change in interest rates.

	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	24,848	6,148	-20%	8.78%	-169bp
+ 200 bp	27,068	3,928	-13%	9.42%	-105bp
+100 bp	29,477	1,519	-5%	10.10%	-37bp
0 bp	30,996	0		10.47%	0
-100 bp	33,829	2,833	9%	11.25%	+78bp
-200 bp	36,891	5,895	19%	12.08%	+161bp
-300 bp	40,838	9,842	32%	13.15%	+268bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2009. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.
Principal Amount Maturing In:

						2015 and		Fair Value
	2010	2011	2012	2013	2014	beyond	Total	12/31/2009
Rate-sensitive assets
Fed funds and overnight deposits	$10,723	$—	$—	$—	$—	$—	$10,723	$10,723
Average interest rate	1.25%

Securities	$638	$2,270	$1,395	$1,211	$1,685	$8,549	$15,748	$16,063
Average interest rate	3.32%	4.00%	4.21%	4.25%	4.74%	4.76%

Gross loans	$18,556	$20,737	$23,278	$26,803	$12,606	$125,158	$227,138	230,866
Average interest rate	5.88%	6.34%	6.98%	6.70%	6.65%	6.16%

Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$100,438	$—	$—	$—	$—	$—	$100,437	$100,350
Average interest rate	0.89%

Certificates of deposit	$45,707	$29,097	$6,647	$12,730	$3,755	$572	$98,508	$99,978
Average interest rate	2.63%	3.46%	3.99%	4.17%	3.76%	4.18%

FHLB advances	$8,168	$16,175	$13,116	$7,059	$—	$—	$44,518	$48,260
Average interest rate	5.64%	3.45%	5.08%	4.10%

ITEM 8. Financial Statements and Supplementary Data
Monarch Community Bancorp, Inc.
and Subsidiaries

Consolidated Financial Report
December 31, 2009

Monarch Community Bancorp, Inc. and Subsidiaries

Plante & Moran, PLLC
Suite 400
634 Front Avenue N.W.
Grand Rapids, MI 49504
Tel: 616.774.8221
Fax: 616.774.0702
plantemoran.com
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Plante Moran, PLLC
Grand Rapids, Michigan
March 16, 2010

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$12,631	$5,595
Federal Home Loan Bank overnight time and other interest bearing deposits	10,723	677

Total cash and cash equivalents	23,354	6,272

Securities — Available for sale (Note 3)	16,063	8,916
Securities — Held to maturity (Note 3)	23	37
Other securities (Note 3)	4,237	4,237
Loans held for sale	809	860
Loans, net (Note 4)	220,875	247,542
Foreclosed assets, net (Note 6)	2,839	2,076
Premises and equipment (Note 7)	4,467	4,456
Goodwill (Note 2)	—	9,606
Core deposit (Note 2)	532	681
Other assets (Notes 5 and 10)	10,005	7,124

Total assets	$283,204	$291,807

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	14,422	13,883
Interest-bearing (Note 8):	198,946	178,273

Total deposits	213,368	192,156

Federal Home Loan Bank advances (Note 9)	44,518	60,178
Fed funds purchased (Note 9)	—	1,000
Accrued expenses and other liabilities (Note 15)	2,155	2,203

Total liabilities	260,041	255,537

Stockholders’ Equity (Notes 12 ,13 , 14 and 19)
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of December 31, 2009	6,739	—
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,044,606 shares issued and outstanding at December 31, 2009 and 2,046,102 issued and outstanding at December 31, 2008	20	20
Additional paid-in capital	21,216	21,152
Retained earnings (Accumulated deficit)	(4,355)	15,867
Accumulated other comprehensive income	223	69
Unearned compensation	(680)	(838)

Total stockholders’ equity	23,163	36,270

Total liabilities and stockholders’ equity	$283,204	$291,807

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement Of Operations
(000s omitted, except per share data)

	Year Ended December 31,
	2009	2008	2007
Interest Income
Loans, including fees	$15,191	$16,457	$16,369
Investment securities	639	637	787
Federal funds sold and overnight deposits	6	102	389

Total interest income	15,836	17,196	17,545
Interest Expense
Deposits	4,910	5,861	6,107
Federal Home Loan Bank advances	2,429	2,675	3,115

Total interest expense	7,339	8,536	9,222

Net Interest Income	8,497	8,660	8,323
Provision for Loan Losses (Note 4)	13,349	2,712	971

Net Interest Income (Loss) After Provision for Loan Losses	(4,852)	5,948	7,352
Noninterest Income

Fees and service charges	2,224	2,314	2,477
Loan servicing fees	458	443	444
Net gain on sale of loans	2,090	627	668
Net gain (loss) on sale of investment securities (Note 3)	10	2	(17)
Net gain (loss) on disposal of premises and equipment	(7)	—	49
Other income (Note 6)	218	217	325

Total noninterest income	4,993	3,603	3,946
Noninterest Expense

Salaries and employee benefits (Note 15, 19 and 20)	4,818	4,584	4,522
Occupancy and equipment (Note 7)	1,044	1,032	1,008
Data processing	700	777	731
Mortgage banking	546	406	359
Professional services	530	401	591
Amortization of intangible assets (Note 2)	149	181	230
NOW account processing	149	176	180
ATM/Debit card processing	232	200	192
Repossessed property expense (Note 6)	822	219	207
Other general and administrative	1,488	1,176	972
Goodwill Impairment (Note 2)	9,607	—	—

Total noninterest expense	20,085	9,152	8,992

Income (Loss) - Before income taxes	(19,944)	399	2,306
Income Taxes (Note 10)	(548)	101	561

Net Income (Loss)	$(19,396)	$298	$1,745

Dividends and accretion of discount on preferred stock	$315	$—	$—
Net Income (Loss) available to common stockholders	$(19,711)	$298	$1,745

Earnings (Loss) Per Share
Basic	$(10.03)	$0.14	$0.73
Diluted	$(10.03)	$0.14	$0.73
See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity
(000s omitted)

						(Accumulated	Accumulated
	Preferred		Common Stock			deficit)	Other
	Stock Number		Number of		Additional Paid	Retained	Comprehensive	Unearned
	of Shares	Amount	Shares	Amount	in Capital	Earnings	Income (Loss)	Compensation	Total
Balance — January 31, 2007	—	—	2,534	$25	$26,191	$15,319	$(63)	$(1,486)	$39,986

3,326 shares repurchased at average price of $11.95/share			(3)		(40)				(40)
Vesting of 17,589 restricted shares								235	235
Allocation of ESOP shares (Note 19)					43			93	136
Repurchase of 208,570 shares at average price of $11.78/share			(209)	(2)	(2,454)				(2,456)
Stock option expenses					88				88
Comprehensive Income (Loss):
Net Income						1,745			1,745
Change in unrealized loss on securities available-for-sale, net of tax							115		115

Total comprehensive income (loss)									1,860
Dividends paid ($0.29/share)	—	—	—	—	—	(723)	—	—	(723)

Balance — December 31, 2007	—	—	2,322	$23	$23,828	$16,341	$52	$(1,158)	$39,086

Vesting of 17,289 restricted shares								227	227
Allocation of ESOP shares (Note 19)					15			93	108
Repurchase of 275,483 shares at average price of $9.81/share			(275)	(3)	(2,701)				(2,704)
Stock option expenses					10				10
Comprehensive Income (Loss):
Net Income						298			298
Change in unrealized loss on securities available-for-sale, net of tax							17		17

Total comprehensive income (loss)									315
Dividends paid ($0.36/share)	—	—	—	—	—	(772)	—	—	(772)

Balance — December 31, 2008	—	—	2,047	$20	$21,152	$15,867	$69	$(838)	$36,270

Vesting of 4,978 restricted shares								65	65
Allocation of ESOP shares (Note 19)					(39)			93	54
Repurchase of 3,013 shares at average price of $9.48/share			(1)		(3)				(3)
Issuance of 6,785 shares of preferred stock and 260,962 of common stock warrants through the U.S. Treasury’s Capital Purchase Program	6,785	6,729			56				6,785
Stock option expenses					50				50
Comprehensive Income (Loss):
Net (Loss)						(19,396)			(19,396)
Change in unrealized loss on							154		154
securities available-for-sale, net of tax									—

Total comprehensive income (loss)									(19,242)
Dividends on preferred stock and accretion of discount		10				(315)			(305)
Dividends paid ($0.25/share)	—	—	—	—	—	(511)	—	—	(511)

Balance — December 31, 2009	6,785	$6,739	2,046	$20	$21,216	$(4,355)	$223	$(680)	$23,163

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(19,396)	$298	$1,745
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,297	1,082	1,100
Provision for loan loss	13,349	2,712	971
Stock option expense	50	10	88
(Gain) loss on sale of foreclosed assets	(13)	(68)	(138)
Deferred income taxes	(237)	(270)	(394)
Mortgage loans originated for sale	(90,197)	(28,273)	(28,224)
Proceeds from sale of mortgage loans	92,337	28,464	29,407
Gain on sale of mortgage loans	(2,090)	(627)	(668)
(Gain) Loss on sale of available for sale securities	(10)	(2)	17
(Gain) Loss on sale of premises and equipment	7	—	(49)
Earned stock compensation	119	335	371
Goodwill Impairment	9,607	—	—
Net change in:
Accrued interest receivable	146	64	(63)
Other assets	(3,247)	341	(226)
Accrued expenses and other liabilities	(72)	(390)	(109)

Net cash provided by operating activities	1,650	3,676	3,828
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(17,815)	(3,519)	(3,819)
Proceeds from sale of securities	10,774	5,691	4,428
Proceeds from maturities of securities	—	208	2,173
Activity in held-to-maturity securities:
Purchases	—	(7)	(30)
Proceeds from maturities of securities	14	—	20
Loan originations and principal collections, net	10,846	(27,672)	3,001
Proceeds from sale of foreclosed assets	1,579	1,715	1,793
Proceeds on sale of premises and equipment	—	—	283
Purchase of premises and equipment	(484)	(254)	(131)

Net cash provided by (used in) investing activities	4,914	(23,838)	7,718
Cash Flows From Financing Activities
Net increase (decrease) in deposits	21,212	14,220	(14,636)
Repurchases of common stock	(3)	(2,704)	(2,496)
Dividends paid	(816)	(772)	(723)
Proceeds from FHLB advances	—	44,500	41,500
Repayment of Fed Funds Purchased	(1,000)	—	—
Repayment of FHLB advances	(15,660)	(42,652)	(36,646)
Issuance of Preferred Stock	6,785	—	—

Net cash provided by (used in) financing activities	10,518	12,592	(13,001)

Net Increase (Decrease) in Cash and Cash Equivalents	17,082	(7,570)	(1,455)
Cash and Cash Equivalents — Beginning	6,272	13,842	15,297

Cash and Cash Equivalents — End	$23,354	$6,272	$13,842

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
Basis of Presentation and Consolidation — The consolidated financial statements include the accounts of Monarch Community Bancorp, Inc., Monarch Community Bank, and First Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset, valuation of investment securities, valuation of intangible assets, valuation of deferred taxes, and the valuation of the foreclosed assets.
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
Cash and Cash Equivalents — For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to approximately $461,000 and $441,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
Securities — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported in other comprehensive income.
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
Goodwill and Other Intangible Assets — Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. Monarch Community Bank utilizes a third party to provide testing of goodwill. See further discussion of goodwill in Note 2.
Other intangible assets consist of core deposit, acquired customer relationship intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.
Income Taxes — We record income tax expense based on the amount of taxes due on our tax return plus the change in deferred taxes, computed based on the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
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
The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2009	2008	2007
Change in unrealized holding gain (loss) on available-for-sale securities	$234	$25	$158
Reclassification adjustment for (gains) losses realized in income	(10)	(2)	17

Net unrealized gains (losses)	$224	$23	$175
Tax effect	(70)	(6)	(60)

Net-of-tax amount	$154	$17	$115

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
Earnings (Loss) Per Common Share — Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options, Recognition and Retention Plan shares and warrants, and are determined using the treasury stock method.
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	2009	2008	2007
Basic earnings (loss) per share
Numerator:
Net income (loss)	$(19,396)	$298	$1,745
Dividends and accretion of discount on preferred stock	$315	$—	$—

Net Income (loss) available to common stockholders	$(19,711)	$298	$1,745

Denominator:

Weighted average common shares outstanding	2,046	2,159	2,508
Less: Average unallocated ESOP shares	(74)	(83)	(93)

Less: Average non-vested RRP shares	(6)	(11)	(32)

Weighted average common shares outstanding for basic earnings per share	1,966	2,065	2,383

Basic earnings (loss) per share	$(10.03)	$0.14	$0.73

Diluted earnings (loss) per share
Numerator:
Net Income (loss) available to common stockholders	$(19,711)	$298	$1,745

Denominator:

Weighted average common shares outstanding	1,966	2,065	2,383
Add: Dilutive effects of assumed exercises of stock options	—	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,966	2,065	2,383

Diluted earnings (loss) per share	$(10.03)	$0.14	$0.73

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
At December 31, 2009, stock options and warrants not considered in computing diluted earnings per share because they were antidilutive totaled 455,324 and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 2009. At December 31, 2008, there were 162,262 antidilutive stock options and 7,528 non-vested RRP shares. At December 31, 2007, there were 174,757 antidilutive stock options and 24,817 non-vested RRP shares.
Employee Stock Ownership Plan (ESOP) — Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used for debt service. The Corporation has committed to make contributions to the ESOP sufficient to service the debt to the extent not paid through dividends. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.
Stock Based Compensation — All companies measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options granted and recognized over the employee service period, which is usually the vesting period for the options. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.
Recent Accounting Pronouncements — The FASB issued new guidance in 2009 on the accounting for transfers of financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity. Other changes from current accounting standards include new de-recognition criteria for a transfer to be accounted for as a sale, and a change to the amount of recognized gain/loss on transfers accounted for as a sale when beneficial interests are received by the transferor. This new standard will be applied prospectively to new transfers of financial assets and will be effective for the first annual period beginning after November 15, 2009 and interim periods within that first annual period. Early application is prohibited. The Company is currently assessing the impact this new standard will have on its financial statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
Supplemental Cash Flow Information (000s omitted)

	December 31,
	2009	2008	2007
Cash paid for:
Interest	$7,468	$8,553	$9,218
Income taxes	$210	$400	$500

Noncash investing activities —
Loans transferred to real estate in judgement	$2,380	$1,715	$1,478
Real estate in judgement transferred to real estate owned	$4,240	$2,528	$1,738
Reclassifications — Certain prior year amounts have been reclassified to conform with current year presentation.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 2 — Goodwill and Intangible Assets
Under the provisions of FASB ASC 350-10-35-1—Goodwill and Other Intangibles, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Impairment of goodwill is evaluated by reporting unit and is based on a comparison of the recorded balance of goodwill to the applicable market value or discounted cash flows. To the extent that impairment may exist, the current carrying amount is reduced by the estimated shortfall. Intangible assets which have finite lives are amortized over their estimated useful lives and are subject to impairment testing. During 2009, it was determined that goodwill was impaired. Accordingly, 100% of our goodwill, or $9.6 million was written-off in the 4th quarter of 2009. The Bank has approximately $532,000 in remaining intangible assets which consists of a core deposit premium.
Acquired intangible assets at year end were as follows:

	(In thousands of Dollars)
	Gross	Accumulated	Net
2009

Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,549	$532

2008

Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,400	$681

Aggregate amortization expense was $149,000, $181,000, and $230,000 for 2009, 2008, and 2007 respectively.

Year Ending
December 31
2010	$142
2011	142
2012	142
2013	106

Total	$532

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 3 — Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
2009
Available-for-sale securities:
U.S. Treasury	$1,055	$16	$—	$1,071
U.S. government agency obligations	3,155	41	—	3,196
Mortgage-backed securities	5,454	82		5,536
Obligations of states and political subdivisions	6,061	199	—	6,260

Total available-for-sale securities	$15,725	$338	$—	$16,063

Held-to-maturity securities:
Municipal securities	$23	$—	$—	23

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
2008
Available-for-sale securities:
U.S. government agency obligations	$5,698	$63	$—	$5,761
Mortgage-backed securities	739	—	(5)	734
Obligations of states and political subdivisions	2,375	58	(12)	2,421

Total available-for-sale securities	$8,812	$121	$(17)	$8,916

Held-to-maturity securities:
Municipal securities	$37	$—	$—	$37

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 3 — Securities (Continued)
The amortized cost and estimated market values of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$3	$3	$500	$503
Due in one through five years	20	20	6,245	6,402
Due after five years through ten years	—	—	3,526	3,622
Due after ten years	—	—	—	—

Total	$23	$23	10,271	10,527

Mortgage-backed securities			5,454	5,536

Total available-for-sale securities			$15,725	$16,063

For the years ended December 31, 2009, 2008 and 2007, proceeds from sales of securities available for sale amounted to $10,774,000, $5,691,000, and $4,428,000, respectively. Gross realized gains amounted to $10,000, $2,000, and $2,000, respectively. Gross realized losses amounted to $0, $0, and $19,000, respectively. The tax benefit applicable to these net realized gains and losses amounted to $2,500, $500, and $4,250, respectively.
Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than Twelve Months		Twelve Months and Over
	Gross Unrealized		Gross Unrealized
	Losses	Estimated Market Value	Losses	Estimated Market Value
2009
Available-for-sale securities:
Mortgage-backed securities	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—

Total available-for-sale securities	$—	$—	$—	$—

2008
Available-for-sale securities:
Mortgage-backed securities	$5	$734	$—	$—
Obligations of states and political subdivisions	12	528	—	—

Total available-for-sale securities	$17	$1,262	$—	$—

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
Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates market value. Monarch Community Bank had $7.3 and $5.7 million in pledged securities as collateral for Federal Home Loan Bank Advances at December 31, 2009 and 2008 respectively.
Note 4 — Loans
A summary of the balances of loans follows (000s omitted):

	December 31,
	2009	2008

Mortgage loans on real estate:
One-to-four family	$108,354	$124,855
Multi-family	5,421	5,728
Commercial	72,689	75,730
Construction or land development	9,528	9,499

Total real estate loans	195,992	215,812

Consumer loans:
Home equity	18,174	20,677
Other	4,706	5,737

Total consumer loans	22,880	26,414

Commercial business loans	8,266	8,609

Subtotal	227,138	250,835

Less: Allowance for loan losses	5,783	2,719
Net deferred loan fees	480	574

Loans, net	$220,875	$247,542

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 4 — Loans (Continued)
The following is an analysis of the allowance for loan losses (000s omitted):

	December 31,
	2009	2008	2007
Balance — Beginning	$2,719	$1,824	$2,024
Provision for loan losses	13,349	2,712	971
Loans charged-off	(10,557)	(2,021)	(1,402)
Recoveries of loans previously charged off	272	204	231

Balance — Ending	$5,783	$2,719	$1,824

The following is a summary of information pertaining to impaired loans (000s omitted):

	December 31,
	2009	2008
Impaired loans with a valuation allowance	$19,136	$2,394

Valuation allowance related to impaired loans	$1,893	$364

Total non-accrual loans	$15,570	$2,571

Total loans past-due ninety days or more and still accruing	$—	$—

The following is a summary of our average investment in impaired loans (000s omitted):

	December 31,
	2009	2008	2007
Average investment in impaired loans	$8,163	$1,661	$1,748

Interest income recognized on impaired loans was not significant for the years ended December 31, 2009, 2008, and 2007. No additional funds are committed to be advanced in connection with impaired loans. Trouble debt restructured loans totaled $17.6 million and $5.0 million as of December 31, 2009 and 2008 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 5 — Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $194,029,000 and $175,641,000 at December 31, 2009 and 2008, respectively.
The fair value of mortgage servicing rights approximates $2,099,000 and $1,913,000 at December 31, 2009 and 2008, respectively. The fair value was determined by discounting estimated net future cash flows from mortgage servicing activities using an 8.0% discount rate and estimated prepayment speeds of 4.1 to 17.0 based on current Freddie Mac experience. The impairment valuation allowance is $0 as of December 31, 2009, 2008, and 2007. There has been no activity in the impairment valuation allowance during the years ended December 31, 2009, 2008, and 2007.
The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2009	2008	2007

Mortgage servicing rights — Beginning	$862	$1,016	$1,129
Mortgage servicing rights capitalized	840	252	246
Mortgage servicing rights scheduled amortization and direct writedown for loan payoffs	(546)	(406)	(359)

Mortgage servicing rights — Ending	$1,156	$862	$1,016

Note 6 — Foreclosed Assets
Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2009	2008
Real estate owned	$1,713	$749
Real estate in judgment and subject to redemption	1,126	1,327

Total	$2,839	$2,076

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 6 — Foreclosed Assets (Continued)
Expenses applicable to foreclosed and repossessed assets include the following (000s omitted):

	December 31,
	2009	2008	2007

Net loss (gain) on sales of real estate	$(13)	$(68)	$(138)
Operating expenses	822	219	207

Total	$809	$151	$69

The following table summarizes the activity associated with other real estate owned:

(In Thousands of Dollars)	2009	2008

Balance at beginning of year	$749	$885
Properties transferred into OREO	4,240	2,528
Valuation impairments recorded	(1,684)	(882)
Proceeds from Sale of Properties	(1,579)	(1,714)
Gain or (Loss) on sale of properties	(13)	(68)

	$1,713	$749

Note 7 — Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,		Depreciable
			Life
	2009	2008	(in Years)
Land	$566	$566
Buildings and improvements	5,727	5,550	5-40
Furniture, fixtures and equipment	2,837	2,779	2-15

Total bank premises and equipment	9,130	8,895

Less accumulated depreciation and amortization	4,663	4,439

Net carrying amount	$4,467	$4,456

Depreciation expense totaled $464,000, $473,000, and $483,000 in 2009, 2008, and 2007, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 8 — Deposits
The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2009	2008

Balances by account type:
Demand and NOW accounts	$23,084	$16,057
Money market	57,052	41,156
Passbook and statement savings	20,302	18,489

Total transactional accounts	100,438	75,702

Certificates of deposit:
$100,000 and over	41,150	46,621
Under $100,000	57,358	55,950

Total certificates of deposit	98,508	102,571

Total	$198,946	$178,273

The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31, 2009
	Less than	$100,000 &
	$100,000	greater

Less than one year	$28,871	$16,785
One to two years	12,976	16,144
Two to three years	4,130	2,544
Three to four years	8,345	4,385
Four to five years	3,036	1,292

Total	$57,358	$41,150

Note 9 — Federal Home Loan Bank Advances and Fed Funds Purchased
The Bank has an unsecured federal funds line of credit with a correspondent bank allowing for overnight borrowings up to $3.0 million.
The Bank has Federal Home Loan Bank advances of $44,518,000 and $60,178,000 at December 31, 2009 and 2008, respectively, which mature through 2013. At December 31, 2009, the interest rates on fixed rate advances ranged from 2.53% to 6.21%. At December 31, 2008, the interest rates on fixed rate advances ranged from 2.53% to 6.21%.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 9 — Federal Home Loan Bank Advances and Fed Funds Purchased (Continued)
At December 31, 2009, the Bank had no floating rate advances. The total advances outstanding included one floating rate advance in the amount of $1 million with an interest rate of .65% as of December 31, 2008. The weighted average interest rate of all advances was 4.43 and 4.45% at December 31, 2009 and 2008, respectively.
At December 31, 2009 and 2008, the Bank had one putable advance of $3,000,000 with an interest rate of 2.47%, which is included in the total outstanding advances noted below.
The Bank has provided a pledge of all of the Bank’s eligible residential mortgage loans and certain securities as collateral for all FHLB debt. The amount of the residential loans totaled $86,422,000 and $137,370,000 as of December 31, 2009 and 2008, respectively.
The contractual maturities of advances are as follows (000s omitted):

Year Ending
December 31
2010	$8,168
2011	16,175
2012	13,116
2013	7,059

Total	$44,518

Note 10 — Income Taxes
Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2009	2008	2007
Current expense (benefit)	$(311)	$371	$955
Deferred expense (benefit)	(237)	(270)	(394)

Total tax expense	$(548)	$101	$561

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 10 — Income Taxes (Continued)
The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss)
	December 31,
	2009	2008	2007
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	-0.04%	2.50%	0.84%
Tax exempt income	0.53%	-18.70%	-3.49%
Goodwill impairment	-16.38%	0.00%	0.00%
Valuation allowance	-15.52%	0.00%	0.00%
Low income housing credit	0.00%	-20.40%	-5.93%
Other	0.16%	27.90%	-1.09%

Reported tax expense	2.75%	25.30%	24.33%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 10 — Income Taxes (Continued)
The components of the net deferred tax asset are as follows (000’s omitted):

	December 31,
	2009	2008
Deferred tax assets:
Provision for loan losses	$880	$297
Net deferred loan fees	164	195
Deferred compensation	321	334
General business tax credit carryforward	1,097	480
Depreciation	285	224
Net NOL Carryforward	1,147	—
Other Real Estate	500	—
Other	314	311

Total deferred tax assets	4,708	1,841

Deferred tax liabilities:
Mortgage servicing rights	$377	$274
Original issue discount	60	72
Net purchase premiums	596	673
Unrealized gain on available for sale securities	76	35
Other	128	133

Total deferred tax liabilities	1,237	1,187

Valuation allowance	(3,095)	—

Net deferred tax asset	$376	$654

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. The general business credits of $1,097,000 expire between 2026 and 2029. Net operating loss carryforward approximated $3.4 million and expire in 2029.
The Corporation has recorded an estimate of the tax credit through December 31, 2009. The Corporation’s share of tax credits generated by the investee partnership approximated $191,000, in 2009, 2008, and 2007.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 11— Off-Balance Sheet Activities
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
The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,
	2009	2008
Commitments to grant loans	$1,660	$6,907
Unfunded commitments under lines of credit	17,787	18,952
Unfunded commitments under letters of credit	160	10
The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 1.25% and 11.50% at December 31, 2009, and 3.25% and 11.50% at December 31, 2008.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Management believes, as of December 31, 2009 and 2008, that the Bank has met all of the capital adequacy requirements to which it is subject.
As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.
A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2009	2008	2007
Equity per consolidated bank balance sheet	$21,204	$36,186	$38,309
Less: intangible and disallowed assets	(1,057)	(10,440)	(11,207)

Tier 1 Capital	20,147	25,746	27,102
Plus: Allowance for loan losses **	2,740	2,719	1,824

Total Capital	$22,887	$28,465	$28,926

**	Limited to 1.25% of risk weighted assets

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 12 — Regulatory Matters (Continued)
Regulatory capital balances and ratios are as follows (000s omitted):

					To be Well Capitalized
			To Comply With		Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital
(to Risk-Weighted Assets)	$22,887	10.59%	$17,290	8.00%	$21,613	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$20,147	9.32%	$8,645	4.00%	$12,968	6.00%
Tier 1 Capital
(to Average Assets)	$20,147	6.69%	$15,056	5.00%	$15,056	5.00%

As of December 31, 2008:
Total Capital
(to Risk-Weighted Assets)	$28,465	12.54%	$18,155	8.00%	$22,693	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$25,746	11.35%	$9,077	4.00%	$13,616	6.00%
Tier 1 Capital
(to Average Assets)	$25,746	9.26%	$13,903	5.00%	$13,903	5.00%
Note 13 — Restrictions on Dividends, Loans and Advances
Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation.
The primary source of liquidity for the Corporation is from dividends paid by the Bank. Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2009, the Bank had no retained earnings available for the payment of dividends. Accordingly, $21,204,000 of the Corporation’s investment in the Bank was restricted at December 31, 2009.
Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2009, Bank funds available for loans or advances to the Corporation amounted to $2,139,000.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 14 — Shareholders’ Equity
We are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.
On February 6, 2009 we issued 6,785 shares of Series A, $.01 par value $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (Preferred Stock) and warrants to purchase 260,962 shares of our common stock at an exercise price of $3.90 per share (Warrants), to the U.S. Department of Treasury in return for $6.8 million under the Capital Purchase Program (CPP). Of the proceeds, $6,729,000 was allocated to the Preferred Stock and $56,000 was allocated to the Warrants based on the relative fair value of each. The $56,000 discount on the Preferred Stock is being accreted using an effective yield method over five years. The Preferred Stock and Warrants qualify as Tier 1 capital.
The Preferred Stock pays cumulative quarterly cash dividends at a rate of 5% per year on the $1,000 liquidation preference through February 15, 2014 and at a rate of 9% per year thereafter. We accrue dividends based on the rates, liquidation preference and time since last quarterly dividend payment. Under the CPP, the consent of the U.S. Treasury is required for any quarterly common stock dividend per share in excess of $.09 (subject to adjustment for stock splits, stock dividends and certain other transactions) and for any common share repurchases (other than common share repurchases in connection with any benefit plan in the ordinary course of business) in each case until January 30, 2012, unless the Preferred Stock has been fully redeemed or the U.S. Treasury has transferred all the Preferred Stock to third parties prior to that date. In addition, all accrued and unpaid dividends on the Preferred Stock must be declared and the payment set aside for the benefit of the holders of Preferred Stock before any dividend may be declared on our common stock and before any shares of our common stock.
Holders of shares of the Preferred Stock have no right to exchange or convert such shares into any other security of Monarch Community Bancorp and have no right to require the redemption or repurchase of the Preferred Stock. The Preferred Stock does not have any sinking fund. The Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.
We may redeem the Preferred Stock for the liquidation preference plus accrued and unpaid dividends at anytime. Any such redemption is subject to U.S. Treasury’s prior consultation with the Federal Reserve Board.
The Warrants are immediately exercisable for 260,962 shares of our common stock at an initial exercise price of $3.90 per common share. The Warrants are transferrable and may be exercised at any time on or before February 6, 2019.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 15 — Retirement Plans
The Corporation is part of a non-contributory, multi-employer defined benefit pension plan covering substantially all employees. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multi-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2009, 2008 and 2007, the Corporation recognized expense for this plan of $86,000, $166,000, and $205,000, respectively.
The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation has a matching contribution agreement to match 25% of the first 6% of an employee’s salary (reduced from a 50% match effective October 1, 2006). During 2009, 2008 and 2007, the Corporation recognized expense for this plan of $35,000, $33,000, and $32,000, respectively.
The Corporation has a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the higher of the Company’s return on average equity or 5.0%. The value of benefits accrued to participants was $426,000 and $424,000 at December 31, 2009 and 2008, respectively. The expense for the plan, including the increase due to the annual earnings credit was $21,000, $21,000, and $19,000, for 2009, 2008, and 2007, respectively.
The Corporation has a liability for the directors’ deferred compensation plan. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 5.97% as of December 31, 2009. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $520,000 and $560,000 at December 31, 2009 and 2008, respectively.
Note 16 — Related Party Transactions
Extensions of credit to principal officers, directors and their affiliates totaled $2,872,000 and $3,239,000 for the years ending December 31, 2009 and 2008, respectively. During the year ending December 31, 2009, total principal additions were $142,000 and total principal payments were $509,000, and during the year ending December 31, 2008, total principal additions were $3,329,000 and total principal payments were $608,000. Deposits from related parties and their affiliates held by the Bank at December 31, 2009 and 2008 amounted to $810,000 and $954,000 respectively.

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
Other Securities — The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 17 — Fair Value of Financial Instruments (Continued)
Fed Funds Purchased — The carrying amounts of fed funds purchased approximate fair value.
Accrued Interest — The carrying amounts of accrued interest approximate fair value.
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$23,354	$23,354	$6,272	$6,272
Securities — Held to maturity	23	23	37	37
Securities — Available for sale	16,063	16,063	8,916	8,916
Other securities	4,237	4,237	4,237	4,237
Loans held for sale	809	827	860	864
Net loans	220,875	230,866	247,542	250,068
Accrued interest and late charges receivable	1,154	1,154	1,300	1,300

Liabilities:
Deposits	213,368	214,581	192,156	192,045
Federal Home Loan Bank
advances	44,518	48,260	60,178	63,252
Fed funds purchased	—	—	1,000	1,000
Accrued interest payable	397	397	526	526
Note 18 — Fair Value Measurements
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access.
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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 18 — Fair Value Measurements (Continued)
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Corporation’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
The following table present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and December 31, 2008, and the valuation techniques used by the Corporation to determine those fair values (000s omitted):

	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December
	(Level 1)	(Level 2)	(Level 3)	31, 2009
Assets
Investment securities— available — for — sale	$9,803	$6,260	$—	$16,063

	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December
	(Level 1)	(Level 2)	(Level 3)	31, 2008
Assets
Investment securities— available — for — sale	$5,757	$3,159	$—	$8,916

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 18 — Fair Value Measurements (Continued)
The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of December 31, 2009 and December 31, 2008 (000s omitted):

	Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices in
		Active Markets for	Significant Other	Significant	Change in Fair Value
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs	for the year ended
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Impaired Loans	$18,653	$—	$—	$18,653	(7,895)
Foreclosed Assets	2,839	—	—	2,839	(1,819)
					$(9,714)

Assets Measured at Fair Value on a Nonrecurring Basis

Quoted Prices in
		Active Markets for	Significant Other	Significant	Change in Fair Value
	Balance at December	Identical Assets	Observable Inputs	Unobservable Inputs	for the year ended
	31, 2008	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
Impaired Loans	$2,377	$—	$—	$2,377	$(193)

The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009 and December 31, 2008, substantially all of the total impaired loans were evaluated based on fair value of the collateral. Impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals) and customized discounting criteria, if deemed necessary. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 4). The carrying value of foreclosed assets is estimated using appraisals of the underlying real estate (see Note 6)

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 19 — Employee Stock Ownership Plan (ESOP)
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
The scheduled maturities of the loan are as follows (000’s omitted):

Year Ending
December 31
2010	$94
2011	98
2012	103
2013	108
2014	113
Thereafter	243

Total	$759

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 19 — Employee Stock Ownership Plan (ESOP) (Continued)
The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2009	2008

Allocated shares	111,090	101,833
Shares released for allocation	9,258	9,257
Shares distributed	(38,827)	(34,516)
Unreleased shares	64,802	74,060

Total ESOP shares	146,323	150,634

Fair value of unallocated shares	$175	$259

Total compensation expense applicable to the ESOP amounted to approximately $35,000, $108,000, and $136,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
Note 20 — Stock Compensation Plans
     The Corporation has a Recognition and Retention Plan (RRP) which authorizes up to 92,575 shares to be issued to employees and directors. 92,275 shares of restricted stock have been issued to employees and directors since 2003. Under the plan, the shares vest 20% per year for five years. Shares forfeited total 400 in 2009 and 0 in 2008. No shares of restricted stock were issued in 2009 or 2008. During 2009, 4,978 shares vested and are no longer restricted for a total of 83,903 vested shares as of December 31, 2009. During 2008, 17,589 shares vested and are no longer restricted for a total of 78,925 vested shares as of December 31, 2008. Compensation expense applicable to the RRP amounted to $57,000, $229,000 and $229,000 for the years ended December 31, 2009, 2008 and 2007 respectively.
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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 20 — Stock Compensation Plans (continued)
The fair value of each option granted in 2009 was $1.02. There were no options granted in 2008. The fair value of each option granted in 2007 was $2.05. As of December 31, 2009, there was $1,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized in 2010. The fair value is estimated on the date of the grant using the following weighted average assumptions:

	2009	2008	2007

Dividend yield	2.7%	—	1.8%
Expected life	5 years	—	5 years
Expected volatility	37.9%	—	22.3%
Risk-free interest rate	2.5%	0.00%	3.02%-4.80%
A summary of changes of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	162	13.22	175	13.21
Granted	40	3.60	—	—
Exercised	—	—	—	—
Forfeited/expired	8	12.69	13	13.00

Outstanding at end of year	194	11.27	162	13.22

Exercisable at year-end	194	11.25	152	13.20

A summary of changes in exercisable stock options December 31, 2009 and 2008 is as follows:

	2009	2008
Beginning of year	152	129
Newly Vested	42	23
Exercised	—	—

End of year	194	152

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 20 — Stock Compensation Plans (continued)
A summary of outstanding and exercisable stock options at December 31, 2009 is as follows:

Outstanding		Exercisable
Exercise Price	Number	Remaining	Number
Per share	Outstanding	Life (in Months)	Exercisable
$14.00	39,836	57	39,836
$13.10	5,000	60	5,000
$13.00	108,726	40	108,726
$11.15	1,000	72	800
$3.60	40,000	115	40,000
Note 21 — Condensed Financial Statements of Parent Company
The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.
Condensed Balance Sheet (000s omitted)

	December 31,	December 31,
	2009	2008
Assets
Cash	$626	$469
Investments	1,611	123
Investment in Monarch Community Bank	21,204	36,186
Other assets	99	140

Total assets	$23,540	$36,918

Liabilities and Stockholders’ Equity
Accrued expenses	$377	$648
Stockholders’ equity	23,163	36,270

Total liabilities and stockholders’ equity	$23,540	$36,918

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 21 — Condensed Financial Statements of Parent Company (Continued)
 Condensed Income Statement (000s omitted)

	December 31,	December 31,	December 31,
	2009	2008	2007
Income — Interest on investments	$24	$15	$23
Dividends from Monarch Community Bank	—	2,638	3,261
Operating expense	234	217	385

Income (loss) — Before equity in undistributed net income (loss) of subsidiary	(210)	2,436	2,899

Equity in undistributed net income (loss) of subsidiary	(19,186)	(2,138)	(1,154)

Net income	$(19,396)	$298	$1,745

Monarch Community Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 21 — Condensed Financial Statements of Parent Company (Continued)
 Condensed Statement of Cash Flows (000s omitted)

	December 31,	December 31,	December 31,
	2009	2008	2007
Cash flows from operating activities:

Net income (loss)	$(19,396)	$298	$1,745
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization	58	1	1
Allocation of ESOP and RRP	119	335	371
(Increase) decrease in other assets	41	(112)	139
(Increase) decrease in accrued expenses	(271)	326	54
Undistributed net income (loss) of subsidiary	19,186	2,138	1,154

Net cash (used in) provided by operating activities	(263)	2,986	3,464

Cash flows from investing activities:
Purchase of securities	(2,560)	(7)	(30)
Investment in subisidary	(4,000)	—	—
Proceeds from sales and maturities of securities	1,014	208	20

Net cash (used in) provided by investing activities	(5,546)	201	(10)

Cash flows from financing activities:
Issuance of Preferred Stock	6,785	—	—
Repurchase of Common Stock	(3)	(2,704)	(2,496)
Dividends paid	(816)	(772)	(723)

Net cash (used in) provided by financing activities	5,966	(3,476)	(3,219)

Net increase (decrease) in cash	157	(289)	235
Cash at beginning of year	469	758	523

Cash at end of year	$626	$469	$758

Note 22 — Subsequent events
     Subsequent to year end, the Parent Company injected $1.5 million of additional capital into the subsidiary bank.

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated:

	Year Ended December 31, 2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$4,074	$4,035	$3,968	$3,759
Interest expense	1,976	1,917	1,800	1,646

Net interest income	2,098	2,118	2,168	2,113
Provision for loan losses	722	3,441	1,250	7,936

Net interest income (loss) after provision for loan losses	1,376	(1,323)	918	(5,823)

Noninterest income	1,373	1,468	1,094	1,058
Noninterest expense	2,510	2,576	2,485	12,514

Income (loss) before income taxes	239	(2,431)	(473)	(17,279)
Income tax expense	60	(608)	(121)	121

Net Income (Loss)	$179	$(1,823)	$(352)	$(17,400)

Dividends and amortization of discount on preferred stock	51	87	$88	89
Net Income (Loss) available to common stock	$128	$(1,910)	$(440)	$(17,489)

Earnings (Loss) per share:
Basic	$0.07	$(0.97)	$(0.22)	$(8.91)

Diluted	$0.07	$(0.97)	$(0.22)	$(8.91)

Cash dividends declared per share	$0.09	$0.09	$0.07	$—

(1)	Includes a $9.6 million goodwill impairment

	Year Ended December 31, 2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$4,285	$4,295	$4,297	$4,319
Interest expense	2,213	2,126	2,112	2,085

Net interest income	2,072	2,169	2,185	2,234
Provision for loan losses	308	448	731	1,225

Net interest income after provision for loan losses	1,764	1,721	1,454	1,009

Noninterest income	1,000	933	898	772
Noninterest expense	2,322	2,321	2,258	2,251

Income before income taxes	442	333	94	(470)
Income tax expense	110	85	37	(131)

Net Income (Loss)	$332	$248	$57	$(339)

Earnings per share:
Basic	$0.15	$0.12	$0.03	$(0.17)
Diluted	$0.15	$0.12	$0.03	$(0.17)

Cash dividends declared per share	$0.09	$0.09	$0.09	$0.09

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
ITEM 9A (T). Controls and Procedures
An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2009 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Monarch Community Bancorp, Inc. and Subsidiaries assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
Dated: March 31, 2010

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
ITEM 9B. Other Information — Not Applicable
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2010, under the captions “Item 1. Election of Directors”, “The Audit Committee”, “Audit Committee Financial Expert”, “Compliance with Section 16”, “Code of Conduct”, and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 11. Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2010, under the caption “Executive Compensation”, a copy of which will be filed not later than 120 days after the close of the fiscal year. The “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”, are not required for smaller reporting companies.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in April 2010, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2009:

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options	outstanding options	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders (1)	194,562	11.27	40,851

Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2010, under the captions “Transactions with Certain Related Persons” and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in April 2010, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
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

MONARCH COMMUNITY BANCORP, INC.
Dated: March 31, 2010	By:	/s/ Donald L. Denney
Donald L. Denney, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Donald L. Denney Donald L. Denney	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ Stephen M. Ross Stephen M. Ross	Chairman of the Board	March 31, 2010

/s/ Rebecca S. Crabill Rebecca S. Crabill	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ Harold A. Adamson Harold A. Adamson	Director	March 31, 2010

/s/ Karl F. Loomis Karl F. Loomis	Director	March 31, 2010

/s/ James W. Gordon James W. Gordon	Director	March 31, 2010

/s/ Martin L. Mitchell Martin L. Mitchell	Director	March 31, 2010

/s/ Gordon L. Welch Gordon L. Welch	Director	March 31, 2010

/s/ Craig W. Dally Craig W. Dally	Director	March 31, 2010

/s/ Richard L. Dobbins Richard L. Dobbins	Director	March 31, 2010

Exhibit Index

Reference to
Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
3.1 (i)	Registrant’s Articles of Incorporation	*

3.1 (ii)	Articles Supplementary (Incorporated by reference from Form 8-K filed 2/9/09)

3.2 (i)	Registrant’s Bylaws ( Incorporated by reference from Form 8-K filed on 12/23/09)

4.1	Registrant’s Specimen Stock Certificate	*

4.2	Warrant to Purchase 260,962 shares of Common Stock issued to the U.S. Treasury (Incorporated by reference from Form 8-K filed on 2/12/09)

10.1	Employment Agreement between Monarch Community Bancorp, Inc and Donald L. Denney (incorporated by reference from Form 8-K filed on 9/25/2006)

10.2	Management Continuity Agreement between Monarch Community Bancorp, Inc. and William C. Kurtz and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)

10.3	Registrant’s Employee Stock Ownership Plan	*

10.4	Registrant’s 2003 Stock Option and Incentive Plan	**

10.5	Registrant’s Recognition and Retention Plan	**

10.6	Form of Stock Option Agreement	***

10.7	Management Continuity Agreement with Rebecca S. Crabill (Incorporated by reference from Form 8-K filed on 02/27/08)

10.8	Letter Agreement dated February 6, 2009 including the Securities Purchase Agreement —Standard Terms Incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on 2/12/09)

10.9	Form of Waiver of Senior Executive Officers (Incorporated by reference from Form 8-K, filed on 2/12/09)

10.10	Form of Amendment Agreement (Incorporated by reference from Form 8-K filed on 2/12/09)

10.11	Amendment to Employment Agreement with Donald L. Denney (Incorporated by reference from Annual Report on Form 10-K for the year ended 12/31/08)

10.12	Amendment to Employment Agreement with Andrew J. Van Doren (Incorporated by reference from Annual Report on Form 10-K for the year ended 12/31/08)

10.13	Amendment to Employment Agreement with Rebecca S. Crabill (Incorporated by reference from Annual Report on Form 10-K for the year ended 12/31/08)

10.14	Amendment No. 2 to Donald L. Denney Employment Agreement (Incorporated by reference from Form 10-Q filed on 11/16/09)

11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report

12	Statements re computation of ratios	None

13	Annual Report to Security Holders	Not required

14	Registrant’s Code of Conduct	14

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of the registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Plante & Moran, PLLC	23

24	Power of Attorney	Not required

31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2

32	Section 1350 Certification.	32

		Reference to
		Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer	99.1

99.2	31 C.F.R Section 30.15 Certification of Principal Financial Officer	99.2

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.

**	Filed on March 19, 2003 as part of Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference

***	Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004

