Form 10-Q
period 2010-03-31
MONARCH COMMUNITY BANCORP INC
filed 2010-05-17
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010 or

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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 30, 2010, there were 2,044,606 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2010	2009
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$19,838	$12,631
Federal Home Loan Bank overnight time and other interest bearing deposits	11,938	10,723

Total cash and cash equivalents	31,776	23,354
Securities — Available for sale	16,849	16,063
Securities — Held to maturity	23	23
Other securities	4,237	4,237
Loans held for sale	542	809
Loans, net	216,624	220,875
Foreclosed assets, net	2,238	2,839
Premises and equipment	4,412	4,467
Core deposit intangible	496	532
Other assets	9,880	10,005

Total assets	$287,077	$283,204

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$15,151	$14,422
Interest bearing	203,262	198,946

Total deposits	218,413	213,368
Federal Home Loan Bank advances	44,518	44,518
Accrued expenses and other liabilities	2,301	2,155

Total liabilities	265,232	260,041

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of March 31, 2010	6,742	6,739
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,044,606 shares issued and outstanding at March 31, 2010 and December 31, 2009	20	20
Additional paid-in capital	21,218	21,216
Retained earnings	(5,679)	(4,355)
Accumulated other comprehensive income	224	223
Unearned compensation	(680)	(680)

Total stockholders’ equity	21,845	23,163

Total liabilities and stockholders’ equity	$287,077	$283,204

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,336	$3,954
Investment securities	151	119
Federal funds sold and overnight deposits	1	2

Total interest income	3,488	4,075

Interest Expense
Deposits	964	1,319
Federal Home Loan Bank advances	494	658

Total interest expense	1,458	1,977

Net Interest Income	2,030	2,098
Provision for Loan Losses	1,845	722

Net Interest Income After Provision for Loan Losses	185	1,376

Non-interest Income
Fees and service charges	546	515
Loan servicing fees	117	106
Net gain on sale of loans	199	710
Net gain (loss) on sale of securities	37	—
Other income	173	42

Total non-interest income	1,072	1,373

Non-interest Expense
Salaries and employee benefits	1,106	1,149
Occupancy and equipment	241	272
Data processing	209	207
Amortization of mortgage servicing rights	88	199
Professional services	150	129
Amortization of core deposit intangible	35	43
NOW account processing	51	46
ATM/Debit card processing	57	61
Foreclosed property expense	206	32
Other general and administrative	350	372

Total non-interest expense	2,493	2,510

Income (Loss) — Before income taxes	(1,236)	239
Income Taxes	—	60

Net Income (Loss)	$(1,236)	$179

Dividends and amortization of discount on preferred stock	$88	$51
Net Income (loss) available to common stock	$(1,324)	$128

Earnings(Loss) Per Share
Basic	$(0.67)	$0.07

Diluted	$(0.67)	$0.07

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Number		Number of		Paid in	Retained	Comprehensive	Unearned
	of Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Total
Balance - January 1 , 2009	—	$—	2,047	$20	$21,152	$15,867	$69	$(838)	$36,270
Issuance of preferred stock	6785	6729			56				6,785
Stock option expenses					2				2
Comprehensive Income:
Net Income						179			179
Change in unrealized loss on securities available-for-sale, net of tax							23		23

Total comprehensive income									202
Dividends on preferred stock and accretion of discount		2							2
Dividends paid ($0.09/share)	—	—	—	—	—	(182)	—	—	(182)

Balance -March 31, 2009	6,785	$6,731	2,047	$20	$21,210	$15,864	$92	$(838)	$43,079

Balance — January 1, 2010	6,785	$6,739	2,046	$20	$21,216	$(4,355)	$223	$(680)	$23,163
Stock option expenses					2				2
Comprehensive Loss:
Net Loss						(1,236)			(1,236)
Change in unrealized loss on securities available-for-sale, net of tax							1		1

Total comprehensive loss									(1,235)
Dividends on preferred stock and accretion of discount	—	3	—	—	—	(88)	—	—	(85)

Balance — March 31, 2010	6,785	$6,742	2,046	$20	$21,218	$(5,679)	$224	$(680)	$21,845

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March, 31
	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$(1,236)	$179
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	271	369
Provision for loan losses	1,845	722
Stock option expense	2	2
Gain on sale of foreclosed assets	(116)	(10)
Mortgage loans originated for sale	(6,116)	(35,002)
Proceeds from sale of mortgage loans	6,383	34,284
Gain on sale of mortgage loans	(199)	(710)
(Gain) Loss on sale of available for sale securities	(37)	—
Net change in:
Deferred loan fees	28	28
Accrued interest receivable	(37)	20
Other assets	77	(283)
Accrued expenses and other liabilities	142	36

Net cash provided by operating activities	1,007	(365)
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(3,716)	(8,595)
Proceeds from maturities of securities	1,863	2,654
Proceeds from sale of securities	1,066	—
Activity in held-to-maturity securities:
Loan originations and principal collections, net	2,269	6,809
Proceeds from sale of foreclosed assets	1,026	240
Purchase of premises and equipment	(54)	(80)

Net cash provided by (used in) investing activities	2,454	1,028
Cash Flows From Financing Activities
Net increase in deposits	5,045	9,102
Issuance of Preferred Stock	—	6,785
Dividends paid	(84)	(180)
Repayment of FHLB advances	—	(3,500)
Repayment of Fed Funds purchased	—	(1,000)

Net cash provided by financing activities	4,961	11,207

Net Increase (Decrease) in Cash and Cash Equivalents	8,422	11,870
Cash and Cash Equivalents — Beginning	23,354	6,272

Cash and Cash Equivalents — End	$31,776	$18,142

Supplemental Cash Flow Information:
Cash paid for:
Interest	1,475	1,992
Income taxes	—	125
Noncash investing activities:
Loans transferred to foreclosed assets	308	357
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
The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.
The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year period.
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

RECLASSIFICATIONS
Certain 2009 amounts have been reclassified to conform to the 2010 presentation.
EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Basic earnings per share
Numerator:
Net income (loss)	$(1,236)	$179
Dividends and amortization of discount on preferred stock	$88	$51

Net Income (Loss) available to common stock	$(1,324)	$128

Denominator:
Weighted average common shares outstanding	2,045	2,046
Less: Average unallocated ESOP shares	(65)	(74)
Less: Average non-vested RRP shares	(2)	(6)

Weighted average common shares outstanding for basic earnings (loss) per share	1,978	1,966

Basic earnings (loss) per share	$(0.67)	$0.07

Diluted earnings per share
Numerator:
Net Income (Loss) available to common stock	$(1,324)	$128

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,978	1,966
Add: Dilutive effects of restricted stock, stock options and warrants	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,978	1,966

Diluted earnings (loss) per share	$(0.67)	$0.07

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
The following table present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010, and December 31, 2009, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by level 1 input include U.S. Treasury securities. Investment securities with fair value determined by level 2 inputs include mortgage backed securities, obligations of states and political subdivisions and U.S Government Agency obligations.

Significant
	Quoted Prices in Active	Other	Significant
	Markets for Identical	Observable	Unobservable	Balance at March
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	31, 2010
Assets
Investment securities- available — for — sale	$5,984	$10,865	$—	$16,849

Significant
	Quoted Prices in Active	Other	Significant
	Markets for Identical	Observable	Unobservable	Balance at December
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	31, 2009
Assets
Investment securities- available — for — sale	$9,803	$6,260	$—	$16,063

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of March 31, 2010 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis
		Quoted Prices in			Change in Fair
		Active Markets for	Significant Other	Significant	Value for the
	Balance at March	Identical Assets	Observable Inputs	Unobservable Inputs	quarter ended March
	31, 2010	(Level 1)	(Level 2)	(Level 3)	31, 2010
Impaired Loans accounted for under FASB ASC 310	$16,326	—	—	$16,326	$(1,001)
Foreclosed Assets	$2,238	—	—	$2,238	$(459)

		Quoted Prices in			Change in Fair
		Active Markets for	Significant Other	Significant	Value for the
	Balance at March	Identical Assets	Observable Inputs	Unobservable Inputs	quarter ended March
	31, 2009	(Level 1)	(Level 2)	(Level 3)	31, 2009
Impaired Loans accounted for under FASB ASC 310	$4,229	$—	$—	$4,229	$—
Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), FASB ASC 820-10-50, Fair Value Measurements and Disclosures, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
The fair value of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable, Federal funds purchased and Interest payable) are estimated to be equal to their carrying amounts as of March 31, 2010 and December 31, 2009. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	March 31,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$31,776	$31,776	$23,354	$23,354
Securities — Held to maturity	23	23	23	23
Securities — Available for sale	16,849	16,849	16,063	16,063
Other securities	4,237	4,237	4,237	4,237
Loans held for sale	542	550	809	827
Net loans	216,624	220,827	220,875	230,866
Accrued interest and late charges receivable	1,190	1,190	1,154	1,154

Liabilities:
Deposits	218,413	219,693	213,368	214,581
Federal Home Loan Bank advances	44,518	47,870	44,518	48,260
Accrued interest payable	381	381	397	397
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
Income Taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance, if needed, reduces deferred tax assets to the amount expect to be realized.
FINANCIAL CONDITION
Assets
Total assets increased $3.9 million, or 1.4%, to $287.1 million at March 31, 2010 compared to $283.2 million at December 31, 2009. The increase in assets is a by-product of management’s continued focus on the growth of core deposits which has generated increased cash balances. A decrease in loans of $4.2 million or 2%, which is primarily attributable to refinancing of one to four residential mortgages, offsets the increase the in cash.
Securities
Securities increased to $16.8 million at March 31, 2010 compared to $16.1 million at December 31, 2009. The increase was attributable to the replacement of securities to reposition maturities and improve overall credit quality of the portfolio. The yield on investment securities has decreased to 3.11% during the three months ended March 31, 2010 from 3.92% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans
The Bank’s net loan portfolio decreased by $4.2 million, or 2%, from $220.9 million at December 31, 2009 to $216.7 million at March 31, 2010. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real Estate Loans:
One-to-four family	$106,164	47.5	$108,354	47.7
Multi-family	5,400	2.4	5,421	2.2
Commercial	72,070	32.3	72,689	32.0
Construction or development	8,946	4.0	9,528	4.2

Total real estate loans	192,580	86.2	195,992	86.3
Other loans:
Consumer loans:
Home equity	17,976	8.0	18,174	8.0
Other	4,405	2.0	4,706	2.1

Total consumer loans	22,381	10.0	22,880	10.1
Commercial Business Loans	8,383	3.8	8,266	3.5

Total other loans	30,764	13.8	31,146	13.6

Total Loans	223,344	100.0%	227,138	100.0%

Allowance for loan losses	6,267		5,783
Less: Net deferred loan fees	453		480

Total Loans, net	$216,624		$220,875

One-to-four family loans decreased $2.2 million from year end 2009 as a result of the Bank’s continued strategy to sell a large portion of new one to four family loan originations. Historically low rates on residential mortgages provided us the opportunity to refinance loans and our gains on the sale of mortgages increased substantially in 2009. Management does not expect to see similar gains in 2010. Commercial real estate loans and construction loans decreased $1.2 million or 1.5%. The Bank expects future loan origination to come primarily from in-market lending.
The allowance for loan losses was $6.3 million at March 31, 2010 compared to $5.8 million at December 31, 2009, an increase of $500,000. The increase was necessitated by the increases in net charge offs and nonperforming assets which are directly related to the continued overall weakness in the Michigan economy. Net charge offs totaled $1.4 million compared to $230,000 for the same period a year ago. Net charge offs year to date consisted of 68% construction loans, 27% one to four family residential mortgages, 1.5% commercial real estate, 2.3% consumer and the remaining 1.2% included commercial and industrial and home equity lines of credit. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. We continue to be diligent in review of our loan portfolios for problem loans and believe that early detection of troubled credits is critical. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio. The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors.
Deposits
Total deposits increased $5.0 million, or 2.4%, from $213.4 million at December 31, 2009 to $218.4 million at March 31, 2010. This growth included increases of $2.8 million in money market deposits, $2.8 million in savings and checking deposits and $2.2 million in local certificates of deposit. The Bank continues to be committed to increasing its core deposit balances during 2010. Brokered deposits decreased $2.8 million as management continues to try to reduce its reliance on wholesale funding. The increase in local certificates of deposits and money market accounts is largely due to management’s efforts to remain competitive with interest rates in these categories of deposits. The increase in money market accounts has provided funding so it has not been necessary for management to borrow additional FHLB advances or increase brokered deposits. Brokered deposits have been managed to provide additional liquidity or reduce excess liquidity depending on current conditions. Management expects future deposit growth to come from increased sales and marketing efforts to attract lower cost savings and checking accounts as well as product enhancement.

Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances remained unchanged during the three months ended March 31, 2010 compared December 31, 2009. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $21.8 million at March 31, 2010 compared to $23.2 million at December 31, 2009. This represents 7.6% and 8.2% of total assets at March 31, 2010 and December 31, 2009, respectively. Decreases in equity for the three months ended March 31, 2010 included a net loss of $1.2 million and $84,000 in accrued dividend payments on the Preferred stock. The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses decreased $68,000 for the quarter ended March 31, 2010 compared to the same period in 2009. The Bank’s net interest margin remained relatively unchanged at 3.08% for the quarter ended March 31, 2010 from 3.07% for the quarter ended March 31, 2009. Interest income from loans represented 95.6% of total interest income for the three months ended March 31, 2010 compared to 97% for the same period in 2009.
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

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(dollars in thousands)
Fed Funds and overnight deposits	$17,771	1	0.02%	$10,800	2	0.08%
Investment securities	16,692	128	3.11	9,937	96	3.92
Other securities	4,174	23	2.23	4,174	26	2.53
Loans receivable	225,328	$3,336	6.00	248,694	$3,954	6.45

Total earning assets	$263,965	$3,488	5.36	$273,605	$4,078	6.04

Demand and NOW Accounts	$37,688	$30	0.32	$31,347	$20	0.26
Money market accounts	59,616	157	1.07	41,547	227	2.22
Savings accounts	20,817	16	0.31	18,341	19	0.42
Certificates of deposit	96,641	761	3.19	104,690	1,053	4.08
Federal Home Loan Bank Advances	44,518	493	4.49	58,666	658	4.55
Fed Funds Purchased	11	—	0.00	86	—	0.00

Total interest bearing liabilities	$259,291	1,457	2.28	$254,677	1,977	3.15

Net interest income		$2,031			$2,101

Net interest spread			3.08%			2.90%

Net interest margin			3.08%			3.07%

Provision for Loan Losses
The provision for loan losses was $1.8 million in the first quarter of 2010, compared to $722,000 in the first quarter of 2009. Net charge-offs for the quarter ended March 31, 2010 totaled $1.4 million, compared to $230,000 for the quarter ended March 31 , 2009. The significant increase in the provision was primarily driven by the continued deteriorating economic conditions in Michigan and weaknesses in the local real estate markets which resulted in downgrades to the credit ratings of certain loans in the portfolio and a significant increase in the balances of nonperforming loans.
Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, increased from $18.4 million at the end of 2009 to $19.8 million as of March 31, 2010. This increase was largely due to an increase nonperforming loans, specifically in commercial real estate loans. Management classified a large commercial loan relationship in the amount of $2.8 million as non-performing during the first quarter.
The following table presents non-performing assets and certain asset quality ratios at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31,2009
	(In thousands)
Non-performing loans	$17,520	$15,570
Real estate in judgement	944	1,126
Foreclosed and repossessed assets	1,294	1,713

Total non-performing assets	$19,758	$18,409

Non-performing loans to total loans	7.85%	6.85%
Non-performing assets to total assets	6.88%	6.50%
Allowance for loan losses to non-performing loans	35.80%	37.14%
Allowance for loan losses to net loans receivable	2.81%	2.54%
Non-interest Income
Non-interest income for the quarter ended March 31, 2010 decreased $301,000, or 22.0%, from $1.4 million to $1.1 million compared to the same period a year ago. This decrease is attributable to a decrease in gain on sale of loans offset by an increase in other income.
Net gain on of sale loans decreased $511,000 for the quarter ended March 31, 2010 from $710,000 to $199,000 compared to the same period a year ago. The decrease is largely due to the decline in one to four family residential mortgage refinancing activity. Management expects current trends to continue through the remainder of the year and be more consistent with the gains recognized in 2008.
A gain of $37,000 on the sale of investments was recognized in the first quarter of 2010 as management replaced securities to reposition maturities and improve overall credit quality of the portfolio. Other income increased $131,000 primarily due to a $107,000 increase in gain on sale of other repossessed property.
Fees and service charges, also included in non-interest income, increased $31,000 as a result of a $25,000 increase in loan related fees (from $96,000 to $121,000) and a $6,000 increase in deposit related fees (from $418,000 to $424,000). The increase in loan related fees was a result of $25,000 in loan brokerage fees. The increase in deposit related fees was a result of a $13,000 increase in ATM/Debit Card income and an increase of $2,000 in other fees, offset by a $9,000 decrease in NSF fees.
Non-interest Expense
Noninterest expense decreased $17,000, or .70%, for the three months ended March 31, 2010 compared to the same period ending a year ago. Salaries and employee benefits decreased $43,000. Amortization of mortgage servicing rights decreased $111,000 as a result of the slow down in residential mortgage refinancing activity mentioned previously. Other operating expenses decreased $24,000. Foreclosed property expense increased $174,000 due to increases in taxes, maintenance costs, and loan collection costs associated with the maintaining and disposition of other real estate. Professional services increased $21,000 primarily due to increases in legal fees associated with non-performing loans.

Federal Income Tax Expense
A significant component of income tax expense is made up of general tax credits generated each year. Due to the current year loss, these tax credits may not be fully utilized. A $309,000 tax benefit for the first quarter of 2010, primarily associated with the $1.2 million net operating loss before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. An income tax benefit was not recognized for the first quarter of 2010.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2010 totaled $46.8 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits and Federal Home Loan Bank advances. Deposits can be obtained in the local market area. At March 31, 2010 and based on current collateral levels, the Bank could borrow an additional $17.4 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $8.4 million during the three months ended March 31, 2010 compared to a $11.9 million increase for the same period in 2009. The primary sources of cash for the three months ended March 31, 2010 were$5.0 million increase in deposits, $6.4 million in proceeds from the sale of mortgage loans, $2.9 million in sales and maturities of available-for-sale investment securities and $2.3 of principal loan collections in excess of loan originations compared to $6.8 million increase in cash generated by the issuance of preferred stock, $9.1 million increase in deposits, $34.3 million in proceeds from the sale of mortgage loans, $2.6 million in maturities of available-for-sale investment securities. The primary uses of cash for the three months ended March 31, 2010 were $6.1 million of mortgage loans originated for sale and $3.7 million in purchases of available-for-sale investment securities compared to $35.0 million of mortgage loans originated for sale, $3.5 million in repayments of FHLB advances, $1.0 million in repayment of Fed funds purchased and $8.6 million in purchases of available-for-sale investment securities.
Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in principal outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. By taking this action, the Corporation expects to save approximately $339,250 in annual cash payments.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2010, the aggregate contractual obligations and commitments are:

		Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
		(Dollars in Thousands)
Certificates of deposit	$97,955	$46,883	$35,259	$15,813	$—
FHLB advances	44,518	19,168	18,291	7,059	—

Total	$142,473	$66,051	$53,550	$22,872	$—

		Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
		(Dollars in Thousands)
Commitments to grant loans	$3,115	$1,098	$1,000	$—	$1,017
Unfunded commitments under HELOCs	14,016	1,417	3,949	2,794	5,856
Unfunded commitments under Contruction loans	2,238	1,477	128	—	633
Unfunded commitments under Commercial LOCs	1,645	621	928	—	96
Letters of credit	150	150	—	—	—

Total	$21,164	$4,763	$6,005	$2,794	$7,602

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirements. The Bank’s regulatory capital ratios as of March 31, 2010 were as follows: Tier 1 leverage ratio 7.10%, Tier 1 risk-based capital ratio 9.35%; and total risk-based capital, 10.62%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. Management continues to assess options for sources of additional capital.
RECENT DEVELOPMENTS
Following Monarch Community Bank’s most recent Safety and Soundness examination, the Board of Directors of Monarch Community Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010 contains specific actions needed to address certain findings from their examination and to address our current financial condition. A Form 8-K was issued with the complete details of the Consent Order.

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
The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s Net Portfolio Value (NPV) to changes in interest rates, the (NPV) model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management then compares the resulting NPV and the magnitude of change in NPA to regulatory and industry guidelines to determine if the Corporation’s IRR is acceptable. Management believes, based on data from the model, as of March 31, 2010, and indicates that the Bank’s IRR level remains minimal.

ITEM 4T.	CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2010 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Corporation. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	[RESERVED]

Item 5.	OTHER INFORMATION
Not applicable

Item 6.	EXHIBITS
See the index to exhibits.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.
Date: May 17, 2010	By:	/s/ Donald L. Denney
Donald L. Denney
President and Chief Executive Officer

Date: May 17, 2010	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.