Form 10-Q
period 2010-06-30
MONARCH COMMUNITY BANCORP INC
filed 2010-08-16
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 30, 2010, there were 2,044,606 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2010	2009
	(Dollars in thousands,
	except per share data)

Assets
Cash and due from banks	$12,174	$12,631
Federal Home Loan Bank overnight time and other interest bearing deposits	7,097	10,723

Total cash and cash equivalents	19,271	23,354
Securities — Available for sale	16,538	16,063
Securities — Held to maturity	10	23
Other securities	4,237	4,237
Loans held for sale	755	809
Loans, net	204,324	220,875
Foreclosed assets, net	3,659	2,839
Premises and equipment	4,309	4,467
Core deposit intangible	462	532
Other assets	10,018	10,005

Total assets	$263,583	$283,204

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$15,836	$14,422
Interest bearing	185,649	198,946

Total deposits	201,485	213,368
Federal Home Loan Bank advances	44,518	44,518
Accrued expenses and other liabilities	2,527	2,155

Total liabilities	248,530	260,041

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of June 30, 2010	6,745	6,739
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,044,606 shares issued and outstanding at June 30, 2010 and December 31, 2009	20	20
Additional paid-in capital	21,221	21,216
Accumulated deficit	(12,583)	(4,355)
Accumulated other comprehensive income	330	223
Unearned compensation	(680)	(680)

Total stockholders’ equity	15,053	23,163

Total liabilities and stockholders’ equity	$263,583	$283,204

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,092	$3,873	$6,428	$7,827
Investment securities	143	162	294	280
Federal funds sold and overnight deposits	—	1	1	3

Total interest income	3,235	4,036	6,723	8,110

Interest Expense
Deposits	886	1,274	1,851	2,593
Federal Home Loan Bank advances	499	643	992	1,302

Total interest expense	1,385	1,917	2,843	3,895

Net Interest Income	1,850	2,119	3,880	4,215

Provision for Loan Losses	7,040	3,441	8,884	4,163

Net Interest Income After Provision for Loan Losses	(5,190)	(1,322)	(5,004)	52

Non-interest Income
Fees and service charges	563	549	1,108	1,064
Loan servicing fees	122	111	239	217
Net gain on sale of loans	149	748	349	1,457
Net gain (loss) on sale of securities	—	2	37	2
Other income	20	58	193	102

Total non-interest income	854	1,468	1,926	2,842

Non-interest Expense
Salaries and employee benefits	1,099	1,129	2,205	2,278
Occupancy and equipment	224	239	465	511
Data processing	199	200	407	407
Amortization of mortgage servicing rights	81	136	169	335
Professional services	245	123	396	252
Amortization of core deposit intangible	35	35	71	78
NOW account processing	53	40	104	79
ATM/Debit card processing	60	57	117	118
Foreclosed property expense	59	77	265	110
Other general and administrative	425	540	775	917

Total non-interest expense	2,480	2,576	4,974	5,085

Loss — Before income taxes	(6,816)	(2,430)	(8,052)	(2,191)
Income Taxes	—	(607)	—	(547)

Net Loss	$(6,816)	$(1,823)	$(8,052)	$(1,644)

Dividends and amortization of discount on preferred stock	$88	$87	$176	$138
Net Income (loss) available to common stock	$(6,904)	$(1,910)	$(8,228)	$(1,782)

Loss Per Share
Basic	$(3.49)	$(0.97)	$(4.16)	$(0.91)

Diluted	$(3.49)	$(0.97)	$(4.16)	$(0.91)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June, 30
	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Loss	$(8,052)	$(1,644)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	542	693
Provision for loan losses	8,884	4,163
Stock option expense	5	4
Gain (loss) on sale of foreclosed assets	(105)	24
Mortgage loans originated for sale	(10,868)	(65,280)
Proceeds from sale of mortgage loans	10,923	66,370
Gain on sale of mortgage loans	(349)	(1,458)
Gain on sale of available for sale securities	(37)	(2)
Earned stock compensation	—	9
Net change in:
Deferred loan fees	49	62
Accrued interest receivable	(53)	(50)
Other assets	(129)	(1,980)
Accrued expenses and other liabilities	316	(416)

Net cash provided by (used in) operating activities	1,126	495
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(4,216)	(17,814)
Proceeds from maturities of securities	2,288	6,141
Proceeds from sale of securities	1,566	—
Activity in held-to-maturity securities:
Proceeds from maturities of securities	13	14
Loan originations and principal collections, net	5,408	5,370
Proceeds from sale of foreclosed assets	1,850	508
Purchase of premises and equipment	(59)	(133)

Net cash provided by investing activities	6,850	(5,914)
Cash Flows From Financing Activities
Net increase in deposits	(11,883)	10,226
Issuance of Preferred Stock	—	6,734
Issuance of Warrants	—	56
Dividends paid	(176)	(465)
Repayment of FHLB advances	—	(3,500)
Repayment of Fed Funds purchased	—	(1,000)

Net cash provided by financing activities	(12,059)	12,051

Net Increase (Decrease) in Cash and Cash Equivalents	(4,083)	6,632
Cash and Cash Equivalents — Beginning	23,354	6,272

Cash and Cash Equivalents — End	$19,271	$12,904

Supplemental Cash Flow Information:
Cash paid for:
Interest	2,886	3,932
Income taxes	—	215
Noncash investing activities:
Loans transferred to foreclosed assets	2,558	1,800
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
The results of operations for the three and six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year period.
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

RECLASSIFICATIONS
Certain 2010 amounts have been reclassified to conform to the 2009 presentation.
SECURITIES
The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
June 30, 2010	Amortized Cost	Gains	Losses	Market Value
Available-for-sale securities:
U.S. Treasury	$3,184	$31	$—	$3,215
U.S. government agency obligations	2,631	69	—	2,700
Mortgage-backed securities	4,673	171		4,844
Obligations of states and political subdivisions	5,550	229	—	5,779

Total available-for-sale securities	$16,038	$500	$—	$16,538

Held-to-maturity securities:
Municipal securities	$10	$—	$—	10

		Gross	Gross
		Unrealized	Unrealized	Estimated
December 31, 2009	Amortized Cost	Gains	Losses	Market Value
Available-for-sale securities:
U.S. Treasury	$1,055	$16	$—	$1,071
U.S. government agency obligations	3,155	41	—	3,196
Mortgage-backed securities	5,454	82		5,536
Obligations of states and political subdivisions	6,061	199	—	6,260

Total available-for-sale securities	$15,725	$338	$—	$16,063

Held-to-maturity securities:
Municipal securities	$23	$—	$—	23

Proceeds from sales of securities available for sale were $1.6 million and $0 for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $37,000 and $0 were realized on these sales during 2010 and 2009, respectively.

The amortized cost and fair value of securities available for sale at June 30, 2010 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	Held to Maturity Securities		Available for Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due in one year or less	$10	$10	$1,236	$1,246
Due from one to five years	—	—	12,381	12,757
Due from five to ten years		—	2,421	2,535
Due after ten years
Total securities	$10	$10	$16,038	$16,538

There were no securities with unrealized losses at June 30, 2010.
Other-Than Temporary-Impairment
Our portfolio of available for sale securities reviewed quarterly for other-than-temporary-impairment (OTTI) in value. In performing this review many factors are considered including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospect of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether management intends to sell the security, or it is more likely than not that management will be required to sell the security at a loss before anticipated recovery.
Management determined that there were no securities with OTTI at June 30, 2010.

EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Basic earnings per share
Numerator:
Net income	$(6,816)	$(1,823)	$(8,052)	$(1,644)
Dividends and amortization of discount on preferred stock	$88	$87	$176	$138

Net Income (Loss) available to common stock	$(6,904)	$(1,910)	$(8,228)	$(1,782)

Denominator:
Weighted average common shares outstanding	2,045	2,046	2,045	2,046
Less: Average unallocated ESOP shares	(65)	(74)	(65)	(74)
Less: Average non-vested RRP shares	(2)	(7)	(2)	(7)

Weighted average common shares outstanding for basic earnings (loss) per share	1,978	1,965	1,978	1,965

Basic earnings (loss) per share	$(3.49)	$(0.97)	$(4.16)	$(0.91)

Diluted earnings per share
Numerator:
Net Income (Loss) available to common stock	$(6,904)	$(1,910)	$(8,228)	$(1,782)

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,978	1,965	1,978	1,965
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,978	1,965	1,978	1,965

Diluted earnings (loss) per share	$(3.49)	$(0.97)	$(4.16)	$(0.91)

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2010, FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include details on our past due loans, credit quality indicators, and modifications of loans. The Company will adopt the standard beginning with our December 31, 2010 financial statements.
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
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010, and December 31, 2009, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by level 1 input include U.S. Treasury securities. Investment securities with fair value determined by level 2 inputs include mortgage backed securities, obligations of states and political subdivisions and U.S Government Agency obligations.

		Significant
	Quoted Prices in Active	Other	Significant
	Markets for Identical	Observable	Unobservable	Balance at June 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Assets:
June 30, 2010
U.S. Treasury	$3,215	$—	$—	$3,215
U.S. government agency obligations	—	2,700	—	2,700
Mortgage-backed securities	—	4,844	—	4,844
Obligations of states and political subdivisions	—	5,779	—	5,779

		Significant
	Quoted Prices in Active	Other	Significant
	Markets for Identical	Observable	Unobservable	Balance at June 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010
Assets:
December 31, 2009
U.S. Treasury	$1,071	$—	$—	$1,071
U.S. government agency obligations	—	3,196	—	3,196
Mortgage-backed securities	—	5,536	—	5,536
Obligations of states and political subdivisions	—	6,260	—	6,260

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009 (000s omitted):

	Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at	Quoted Prices in Active	Significant Other	Significant	Change in Fair Value for the
	June 30,	Markets for Identical	Observable Inputs	Unobservable Inputs	six months ended June 30,
	2010	Assets (Level 1)	(Level 2)	(Level 3)	2010
Impaired Loans accounted for under FASB ASC 310	$19,199	$—	$—	$19,199	$(4,684)
Foreclosed Assets	$3,659	$—	$—	$3,659	$(885)

	Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at	Quoted Prices in Active	Significant Other	Significant	Change in Fair Value for
	December	Markets for Identical	Observable Inputs	Unobservable Inputs	the year ended December 31,
	31, 2010	Assets (Level 1)	(Level 2)	(Level 3)	2010
Impaired Loans accounted for under FASB ASC 310	$18,653	$—	$—	$18,653	$(7,895)
Foreclosed Assets	$2,839	$—	$—	$2,839	$(1,819)
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
The fair value of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable, Federal funds purchased and Interest payable) are estimated to be equal to their carrying amounts as of June 30, 2010 and December 31, 2009. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
Securities — Fair values for securities are described above.
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
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	June 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$19,271	$19,271	$23,354	$23,354
Securities — Held to maturity	10	10	23	23
Securities — Available for sale	16,538	16,538	16,063	16,063
Other securities	4,237	4,237	4,237	4,237
Loans held for sale	755	771	809	827
Net loans	204,324	207,208	220,875	230,866
Accrued interest and late charges receivable	933	933	1,154	1,154

Liabilities:
Deposits	201,485	200,393	213,368	214,581
Federal Home Loan Bank advances	44,518	47,439	44,518	48,260
Accrued interest payable	354	354	397	397
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
OVERVIEW
Following Monarch Community Bank’s most recent Safety and Soundness examination, the Board of Directors of Monarch Community Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition.
We have made substantive progress in implementation of provisions identified within the Consent Order. Our progress includes:
1)	Hiring a new President & CEO.

2)	Hiring a new Chief Lending Officer.

3)	The development and initial execution of plans to reduce classified assets and concentrations of credit. This includes the completion of a loan review by an outside consulting firm. The firm reviewed approximately 79% of the total loan portfolio and made no recommendations for charge-offs or special reserves on the loans they reviewed. In addition, they reviewed the methodology and adequacy of the Allowance for Loan and Lease Losses and found them to be reasonable.

4)	The completion of a management review by an outside consultant. The results of this review determined that management staffing and skills were adequate for the ongoing operation of the bank.

5)	The enhancement of loan policies and procedures.

FINANCIAL CONDITION
Assets
Total assets decreased $19.6 million, or 7.4%, to $263.6 million at June 30, 2010 compared to $283.2 million at December 31, 2009. The decrease in assets is largely due to a decrease in loans of $16.6 million or 7.5%, which is attributable to the refinancing of one to four residential mortgages into the secondary market and the write downs of commercial real estate loans.
Securities
Securities increased to $16.5 million at June 30, 2010 compared to $16.1 million at December 31, 2009. The increase was attributable to the replacement of securities to reposition maturities and improve overall credit quality of the portfolio. The yield on investment securities has decreased to 2.9% during the three months ended June 30, 2010 from 3.36% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.
Loans
The Bank’s net loan portfolio decreased by $16.5 million, or 7.5%, from $220.9 million at December 31, 2009 to $204.3 million at June 30, 2010. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real Estate Loans:
One-to-four family	$101,968	47.5	$108,354	47.7
Multi-family	5,074	2.4	5,421	2.2
Commercial	68,991	32.2	72,689	32.0
Construction or development	8,556	4.0	9,528	4.2

Total real estate loans	184,589	86.0	195,992	86.3
Other loans:
Consumer loans:
Home equity	17,286	8.1	18,174	8.0
Other	4,036	2.0	4,706	2.1

Total consumer loans	21,322	10.0	22,880	10.1
Commercial Business Loans	8,627	4.0	8,266	3.5

Total other loans	29,949	14.0	31,146	13.6

Total Loans	214,538	100.0%	227,138	100.0%

Allowance for loan losses	9,782		5,783
Less: Net deferred loan fees	432		480
Total Loans, net	$204,324		$220,875

One-to-four family loans decreased $6.4 million from year end 2009 as a result of the Bank’s continued strategy to sell a large portion of new one to four family loan originations. Historically low rates on residential mortgages provided us the opportunity to refinance loans and our gains on the sale of mortgages increased substantially in 2009. Management does not expect to see similar gains in 2010. Commercial real estate loans and construction loans decreased $3.7 million or 5.1%. The Bank expects future loan origination to come primarily from in-market lending.

Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2010 and 2009.
Summary of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Beginning Balance	$6,269	$3,210	$5,783	$2,719
Loans Charged off	(3,575)	(1,148)	(5,011)	(1,467)
Recoveries	49	47	126	135
Provision for loan losses	7,040	3,441	8,885	4,163

Ending Balance	$9,783	$5,550	$9,783	$5,550

The allowance for loan losses was $9.8 million at June 30, 2010 representing 4.79% of total loans, compared to $5.8 million at December 31, 2009, or 2.62% of total loans and $5.5 million at June 30, 2009 or 2.35% of total loans. The increase of $4.0 million during the six months ended June 30, 2010 was necessitated by the increases in net charge offs and nonperforming assets which are directly related to the continued overall weakness in the Michigan economy. Net charge offs totaled $4.9 million compared to $1.3 million for the same period a year ago. Net charge offs year to date consisted of 26% construction loans, 44% one to four family residential mortgages, 26% commercial real estate, and the remaining 4% included consumer, commercial and industrial and home equity lines of credit. The allowance for loan losses to non-performing loans ratio was 41.4% at June 30, 2010 compared to 37.14% at December 31, 2009 and 69.6% at June 30, 2009. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.
The allowance balance is established after considering past loan loss experience, current economic conditions, composition of the loan portfolio, delinquencies, and other relevant factors. We continue to be diligent in reviewing our loan portfolios for problem loans and believe that early detection of troubled credits is critical. We maintain the allowance for loan losses at a level considered adequate to cover losses within the loan portfolio.
Deposits
Total deposits decreased $11.9 million, or 5.6%, from $213.4 million at December 31, 2009 to $201.5 million at June 30, 2010. The decline in deposits included decreases of $9.7 million in money market deposits, $4.9 million in brokered certificates of deposits and $3.5 million in local certificates of deposit. The Bank continues to be committed to increasing its core deposit balances during 2010 and saw increases in demand deposits of $1.4 million and in interest bearing checking and savings accounts of $4.8 million.
We have used brokered certificates of deposit to diversity our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. Due to the fact that Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, it may not obtain new brokered funds as a funding source and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits. The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points. We have compared the Bank’s current rates with the national rate caps and reduced any rates over the rate cap to fall within those caps. There has been no material impact to our deposit balances resulting from the rate caps.
Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances remained unchanged during the six months ended June 30, 2010 compared December 31, 2009. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity
Total equity was $15.1 million at June 30, 2010 compared to $23.2 million at December 31, 2009. This represents 5.7% and 8.2% of total assets at June 30, 2010 and December 31, 2009, respectively. Decreases in equity for the six months ended June 30, 2010 included a net loss of $8.1 million and $170,000 in accrued dividend payments on the Preferred Stock. The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in principal outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses decreased $269,000 for the quarter ended June 30, 2010 compared to the same period in 2009. Net interest income before any provision for loan losses decreased $335,000 for the six months ended June 30, 2010 compared to the same period in 2009.
The net interest margin for the second quarter of 2010 decreased 24 basis points to 2.83% compared to 3.07% for the same period in 2009. The decline in the margin is largely due to the decline in earning assets. The Bank has seen runoff in the mortgage portfolio as loan originations have moved into the secondary market, (see further discussion below). The increased level of nonperforming loans and the associated nonaccrual interest adjustment have also significantly impacted the margin. The yield on loans has decreased to 5.67% for the quarter compared to 6.44% for the same period in 2009.
The net interest margin decreased 10 basis points to 2.96% for the six months ending June 30, 2010 compared to 3.06% for the same period in 2009. The decline in margin year over year is mainly due to the reasons mentioned previously. Cost of funds continues to decrease to 2.2% as the Corporation remains focused on deposit pricing strategies and growing core deposits to reduce its reliance on whole sale funding.
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

	Six Months Ended June 30,			Six Months Ended June 30,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$18,429	$1	0.01%	$9,779	$3	0.06%
Investment securities	$16,886	$252	3.01	14,654	$261	3.59
Other securities	$4,174	$42	2.03	4,174	$19	0.92
Loans receivable	$223,174	$6,428	5.81	246,448	$7,827	6.40

Total earning assets	$262,663	$6,723	5.16	$275,055	$8,110	5.95

Demand and NOW Accounts	$39,843	$57	0.29	$32,788	$43	0.26
Money market accounts	$55,668	$262	0.95	$42,290	$417	1.99
Savings accounts	$21,285	$28	0.27	$18,914	$37	0.39
Certificates of deposit	$96,213	$1,503	3.15	$105,506	$2,097	4.01
Federal Home Loan Bank Advances	$44,518	$992	4.49	$57,672	$1,301	4.55
Fed Funds Purchased	$5	$—	0.00	$—	$—	0.00

Total interest bearing liabilities	$257,532	$2,842	2.23	$257,170	$3,895	3.05

Net interest income		$3,881			$4,215
Net interest spread			2.94%			2.89%
Net interest margin			2.96%			3.06%
Provision for Loan Losses
The provision for loan losses was $7.0 million in the second quarter of 2010 compared to $3.4 million for the second quarter of 2009. The significant increase in the provision was primarily driven by the continued deteriorating economic conditions in Michigan and weaknesses in the local real estate markets which resulted in downgrades to the credit ratings of certain loans in the portfolio and a significant increase in the balances of nonperforming loans. The Company continues to monitor real estate dependent loans and focus on asset quality. Non-performing assets totaled $27.3 million at the end of the second quarter of 2010, an increase of $8.9 million from December 31, 2009. Net charge offs for the quarter ended June 30, 2010 were $3.5 million compared to $1.1 million for the same period in 2009. Year to date 2010 net charge offs totaled $4.9 million compared to $1.3 million for the same period a year ago. Net charge offs year to date consisted of 46% one to four family residential mortgages, 26% construction, 26% commercial real estate, and the remaining 3% included consumer, commercial and industrial and home equity lines of credit.
Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, increased from $18.4 million at the end of 2009 to $27.3 million as of June 30, 2010. This increase was largely due to an increase nonperforming loans, specifically in commercial real estate loans. Management classified two large commercial loan relationships in the amount of $7.3 million as non-performing during the second quarter.

The following table presents non-performing assets and certain asset quality ratios at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(In thousands)
Non-performing loans	$23,620	$15,570
Real estate in judgement	2,425	1,126
Foreclosed and repossessed assets	1,233	1,713

Total non-performing assets	$27,278	$18,409

Non-performing loans to total loans	11.56%	6.85%
Non-performing assets to total assets	10.35%	6.50%
Allowance for loan losses to non-performing loans	41.40%	37.14%
Allowance for loan losses to net loans receivable	4.79%	2.54%
Non-interest Income
Non-interest income for the quarter ended June 30, 2010 decreased $614,000, or 42.0%, from $1.5 million to $854,000 compared to the same period a year ago. This decrease is attributable to a decrease in gain on sale of loans offset by an increase in other income.
Net gain on of sale loans decreased $599,000 for the quarter ended June 30, 2010 from $748,000 to $149,000 compared to the same period a year ago. The decrease is largely due to the decline in one to four family residential mortgage refinancing activity. Management expects current trends to continue through the remainder of the year and be more consistent with the gains recognized in 2008.
Non-interest income for the six months ended June 30, 2010 decreased $916,000, or 32.2%, from $2.8 million to $1.9 million for the same period in 2009. Net gain on sale loans decreased $1.1 million for the six months ended June 30, 2009 from $1.5 million to $349,000 compared to the same period a year ago. Fees and Service charges increased $44,000 for the six months ended June 30, 2010 compared to the same period a year ago. The increase in fees and service charges is primarily due to an increase in deposit related fees of $24,000 which consists of an increase in ATM income of $28,000 and in early withdrawal penalties of $18,000. Overdraft fees decreased $18,000 as a result of customers managing their finances more closely in order to reduce overdraft fees because of the current challenging economic conditions. All other deposit fees decreased $4,000. An increase in loan related fees of $20,000 which consisted of an increase in Brokered loan income of $16,000 also significantly impacted fees and service charges.
A gain of $37,000 on the sale of investments was recognized in the six months of 2010 as management replaced securities to reposition maturities and improve overall credit quality of the portfolio. Other income increased $91,000 primarily due to a $34,000 increase in gain on sale of other repossessed property.
Non-interest Expense
Noninterest expense decreased $96,000, or 3.7%, for the three months ended June 30, 2010 compared to the same period ending a year ago. Salaries and employee benefits decreased $30,000. The decline in personnel expense was primarily attributable to a decline in general staffing, the discontinuance of our 401k match and the increased employee match for health insurance coverage. Amortization of mortgage servicing rights decreased $55,000 as a result of the slow down in residential mortgage refinancing activity mentioned previously. Foreclosed property expense decreased $18,000. Other operating expenses decreased $115,000. Professional services increased $122,000 primarily due to increases in legal fees associated with non-performing loans.
Noninterest expense decreased $111,000, or 2.2%, for the six months ended June 30, 2010 compared to the same period ending a year ago. Salaries and employee benefits decreased $73,000, in 2010. Cost control remains a focus of the Corporation and early in the third quarter the Corporation completed a reduction-in-staff initiative and a branch consolidation that will significantly reduce the Bank’s salaries and employee benefits expenses. Approximately 20 full-time equivalent positions were eliminated as a result of the reduction-in-staff initiative, with pre-tax savings estimated to be approximately $800,000 on an annual basis. Management will continue to reduce staffing levels, where possible, through attrition, throughout 2010.

Amortization of mortgage servicing rights decreased $166,000 for reasons mentioned previously. Occupancy and equipment decreased $46,000. Other operating expenses decreased $125,000. Professional services increased $144,000 primarily due to increases in legal fees associated with non-performing loans and legal fees associated with the Consent Order. Foreclosed property expense increased $155,000, due to increases in loan collection costs, and losses and impairment charges associated with the disposition of other real estate.
Federal Income Tax Expense
An income tax benefit was not recognized for the first six month of 2010. A $2.0 million tax benefit for the six months of 2010, primarily associated with the $8.1 million net operating loss before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. A significant component of income tax expense is made up of general tax credits generated each year. Due to the current year loss, these tax credits may not be fully utilized.
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
At June 30, 2010, the Bank was considered “adequately capitalized” under regulatory guidelines which subjects the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC. This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2010 totaled $46.3 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional deposits, Federal Home Loan Bank advances and securities available for sale. Deposits can be obtained in the local market area. At June 30, 2010 and based on current collateral levels, the Bank could borrow an additional $15.1 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents decreased by $4.1 million during the six months ended June 30, 2010 compared to a $6.6 million increase for the same period in 2009. The primary sources of cash for the six months ended June 30, 2010 were $10.9 million in proceeds from the sale of mortgage loans, $3.9 million in sales and maturities of available-for-sale investment securities and $5.4 of principal loan collections in excess of loan originations compared to $6.8 million increase in cash generated by the issuance of preferred stock, $10.2 million increase in deposits, $66.3 million in proceeds from the sale of mortgage loans, $6.1 million in maturities of available-for-sale investment securities. The primary uses of cash for the six months ended June 30, 2010 were $10.9 million of mortgage loans originated for sale, decrease in deposits of $11.9 million and $4.2 million in purchases of available-for-sale investment securities compared to $65.3 million of mortgage loans originated for sale, $3.5 million in repayments of FHLB advances, $1.0 million in repayment of Fed funds purchased and $17.8 million in purchases of available-for-sale investment securities.
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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2010, the aggregate contractual obligations and commitments are:

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$90,045	$46,248	$31,979	$11,818	$—
FHLB advances	44,518	19,168	18,291	7,059	—

Total	$134,563	$65,416	$50,270	$18,877	$—

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$1,945	$1,945	$—	$—	$—
Unfunded commitments under HELOCs	13,753	1,461	3,878	2,671	5,743
Unfunded commitments under Contruction loans	1,275	665	59	—	551
Unfunded commitments under Commercial LOCs	1,987	1,216	758	—	13
Letters of credit	150	150	—	—	—

Total	$19,110	$5,437	$4,695	$2,671	$6,307

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of June 30, 2010 were as follows: Tier 1 leverage ratio 4.9%, Tier 1 risk-based capital ratio 6.80%; and total risk-based capital, 8.04%. As of June 30, 2010, the Bank is considered “adequately capitalized”.
In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At June 30, 2010, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives.
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken could have a material adverse effect. Under the FDIC’s prompt corrective action framework, banks with less than a 4% Tier 1 leverage ratio are considered undercapitalized, banks with less than a 3% Tier 1 leverage ratio are considered significantly undercapitalized, and banks with a tangible equity to total assets ratio of less than 2% are considered critically undercapitalized. Each of these categories subjects such bank to increasing levels of regulatory scrutiny which may include increased supervision; restrictions on operations, expansion of activities and growth; potential civil penalties; and in the case of critically undercapitalized banks, the appointment of a conservator.

RECENT DEVELOPMENTS
     Following Monarch Community Bank’s most recent Safety and Soundness examination, the Board of Directors of Monarch Community Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition. The Consent Order, among other things, requires the following:
•	The Bank is required to have and retain qualified management.
•	The Bank is required to retain an independent third party to develop an analysis and assessment of the Bank’s management needs for the purpose of providing qualified management for the Bank.
•	The board of directors is required to assume responsibility for the supervision of all of the Bank’s activities.
•	The Bank must increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least nine percent and its total capital as a percentage of risk-weighted assets at a minimum of eleven percent.
•	The Bank is required to charge off any loans classified as loss.
•	The Bank may not extend credit to borrowers that have had loans with the Bank that were classified substandard, doubtful or special mention without prior board approval.
•	The Bank may not extend credit to borrowers that have had loans charged off or classified as loss.
•	The Bank is required to adopt a plan to reduce the Bank’s risk position in each asset in excess of $250,000 which is more than sixty days delinquent or classified substandard or doubtful.
•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.
•	Prior to submission or publication of all Reports of Condition, the board is required to review the adequacy of the Bank’s allowance for loan and lease losses.
•	The Bank is required to adopt written lending and collection policies to provide effective guidance and control over the Bank’s lending function.
•	The Bank is required to implement revised comprehensive loan grading review procedures.
•	Within sixty days of the Consent Order, the Bank is required to adopt a written profit plan and comprehensive budget.
•	Within sixty days of the Consent Order, the Bank is required to adopt a written plan to manage concentrations of credit in a safe and sound manner.
•	Within sixty days of the Consent Order, the Bank is required to formulate a written plan to reduce the Bank’s reliance on brokered deposits.
•	While the Consent Order is in effect, the Bank is required to prepare and submit quarterly progress reports the FDIC and OFIR.
          The Bank believes that it is in compliance with all of the terms of the Consent Order with the exception of the requirement that the Bank increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least nine percent and its total capital as a percentage of risk-weighted assets at a minimum of eleven percent. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives.

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
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

MONARCH COMMUNITY BANCORP, INC.
Date: August 16, 2010	By:	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer

Date: August 16, 2010	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Consent Order (Incorporated by reference from the Form 8-K filed on May 12, 2010).

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.