Form 10-Q
period 2010-09-30
MONARCH COMMUNITY BANCORP INC
filed 2010-11-15
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010 or

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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2010, there were 2,044,606 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2010	2009
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$25,214	$12,631
Federal Home Loan Bank overnight time and other interest bearing deposits	3,018	10,723

Total cash and cash equivalents	28,232	23,354
Securities - Available for sale	12,040	16,063
Securities - Held to maturity	10	23
Other securities	4,237	4,237
Loans held for sale	607	809
Loans, net	197,368	220,875
Foreclosed assets, net	2,560	2,839
Premises and equipment	4,207	4,467
Core deposit intangible	425	532
Other assets	9,732	10,005

Total assets	$259,418	$283,204

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$13,975	$14,422
Interest bearing	187,925	198,946

Total deposits	201,900	213,368
Federal Home Loan Bank advances	42,518	44,518
Accrued expenses and other liabilities	2,507	2,155

Total liabilities	246,925	260,041

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of September 30, 2010 and December 31, 2009	6,748	6,739
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,044,606 shares issued and outstanding at September 30, 2010 and December 31, 2009	20	20
Additional paid-in capital	21,223	21,216
Retained earnings	(15,190)	(4,355)
Accumulated other comprehensive income	372	223
Unearned compensation	(680)	(680)

Total stockholders’ equity	12,493	23,163

Total liabilities and stockholders’ equity	$259,418	$283,204

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$2,971	$3,770	$9,399	$11,598
Investment securities	127	199	421	479
Federal funds sold and overnight deposits	1	1	2	4

Total interest income	3,099	3,970	9,822	12,081

Interest Expense
Deposits	787	1,218	2,638	3,811
Federal Home Loan Bank advances	504	582	1,496	1,882

Total interest expense	1,291	1,800	4,134	5,693

Net Interest Income	1,808	2,170	5,688	6,388

Provision for Loan Losses	2,724	1,250	11,609	5,413

Net Interest Income After Provision for Loan Losses	(916)	920	(5,921)	975

Non-interest Income
Fees and service charges	439	579	1,548	1,643
Loan servicing fees	119	116	358	333
Net gain on sale of loans	236	370	585	1,828
Net gain (loss) on sale of securities	39	—	76	2
Other income	47	27	240	127

Total non-interest income	880	1,092	2,807	3,933

Non-interest Expense
Salaries and employee benefits	1,074	1,190	3,279	3,468
Occupancy and equipment	235	286	700	797
Data processing	198	93	605	501
Amortization of mortgage servicing rights	113	110	281	446
Professional services	207	152	603	404
Amortization of core deposit intangible	35	35	106	113
NOW account processing	53	39	158	119
ATM/Debit card processing	64	57	181	175
Foreclosed property expense	63	144	328	253

Other general and administrative	440	379	1,215	1,296

Total non-interest expense	2,482	2,485	7,456	7,572

Loss - Before income taxes	(2,518)	(473)	(10,570)	(2,664)
Income Taxes	—	(121)	—	(669)

Net Loss	$(2,518)	$(352)	$(10,570)	$(1,995)

Dividends and amortization of discount on preferred stock	$90	$88	$266	$227
Net Income (loss) available to common stock	$(2,608)	$(440)	$(10,836)	$(2,222)

Loss Per Share

Basic	$(1.32)	$(0.22)	$(5.48)	$(1.13)

Diluted	$(1.32)	$(0.22)	$(5.48)	$(1.13)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September, 30
	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Loss	$(10,570)	$(1,995)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	827	1,006
Provision for loan losses	11,609	5,413
Stock option expense	7	48
Gain (loss) on sale of foreclosed assets	(105)	47
Mortgage loans originated for sale	(17,972)	(80,110)
Proceeds from sale of mortgage loans	18,174	82,011
Gain on sale of mortgage loans	(585)	(1,828)
Gain on sale of available for sale securities	(76)	(2)
Earned stock compensation	—	60
Net change in:
Deferred loan fees	72	80
Accrued interest receivable	492	(61)
Other assets	(501)	(1,871)
Accrued expenses and other liabilities	188	(956)

Net cash provided by operating activities	1,560	1,842
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(4,217)	(17,816)
Proceeds from maturities of securities	3,620	8,489
Proceeds from sale of securities	4,808	—
Activity in held-to-maturity securities:
Purchases	—	—
Proceeds from maturities of securities	13	14
Loan originations and principal collections, net	10,773	8,856
Proceeds from sale of foreclosed assets	2,030	559
Purchase of premises and equipment	(65)	(238)

Net cash provided by (used in) investing activities	16,962	(136)
Cash Flows From Financing Activities
Net increase in deposits	(11,468)	23,548
Issuance of Preferred Stock	—	6,734
Issuance of Warrants	—	56
Cash Dividends-preferred stock		(178)
Cash Dividends-common stock	(176)	(511)
Amortization of common stock warrants		(7)
Proceeds from FHLB advances	(2,000)	—
Repayment of FHLB advances	—	(10,500)
Repayment of Fed Funds purchased	—	(1,000)

Net cash provided by (used in) financing activities	(13,644)	18,142

Net Increase (Decrease) in Cash and Cash Equivalents	4,878	19,848
Cash and Cash Equivalents - Beginning	23,354	6,272

Cash and Cash Equivalents - End	$28,232	$26,120

Supplemental Cash Flow Information:
Cash paid for:
Interest	4,186	5,757
Income taxes	—	236
Noncash investing activities:
Loans transferred to foreclosed assets	1,639	2,717
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
Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates five full service offices. The Bank owns 100% of First Insurance Agency. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers. The Bank also owns a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units.
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
The results of operations for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year period.
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

RECLASSIFICATIONS
Certain 2009 amounts have been reclassified to conform to the 2010 presentation.
SECURITIES
The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Market Value
September 30, 2010
Available-for-sale securities:
U.S. Treasury	$—	$—	$—	$—
U.S. government agency obligations	1,625	97	—	1,722
Mortgage-backed securities	4,304	162		4,466
Obligations of states and political subdivisions	5,542	310	—	5,852

Total available-for-sale securities	$11,471	$569	$—	$12,040

Held-to-maturity securities:
Municipal securities	$10	$—	$—	$10

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Market Value
December 31, 2009
Available-for-sale securities:
U.S. Treasury	$1,055	$16	$—	$1,071
U.S. government agency obligations	3,155	41	—	3,196
Mortgage-backed securities	5,454	82		5,536
Obligations of states and political subdivisions	6,061	199	—	6,260

Total available-for-sale securities	$15,725	$338	$—	$16,063

Held-to-maturity securities:
Municipal securities	$23	$—	$—	$23

Proceeds from sales of securities available for sale were $4.8 million and $0 for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $76,000 and $2,000 were realized on these sales during 2010 and 2009, respectively.

The amortized cost and fair value of securities available for sale at September 30, 2010 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	September 30, 2010
	Held to Maturity Securities		Available for Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due in one year or less	$10	$10	$783	$800
Due from one to five years	—	—	5,303	5,610
Due from five to ten years	—	—	5,385	5,630
Due after ten years	—	—	—	—

Total securities	$10	$10	$11,471	$12,040

There were no securities with unrealized losses at September 30, 2010.
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
Management determined that there were no securities with OTTI at September 30, 2010.

EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic loss per share
Numerator:
Net Loss	$(2,518)	$(352)	$(10,570)	$(1,995)
Dividends and amortization of discount on preferred stock	$90	$88	$266	$227

Net Loss available to common stock	$(2,608)	$(440)	$(10,836)	$(2,222)

Denominator:
Weighted average common shares outstanding	2,045	2,046	2,045	2,046
Less: Average unallocated ESOP shares	(65)	(74)	(65)	(74)
Less: Average non-vested RRP shares	(1)	(6)	(2)	(7)

Weighted average common shares outstanding for basic earnings (loss) per share	1,979	1,966	1,978	1,965

Basic loss per share	$(1.32)	$(0.22)	$(5.48)	$(1.13)

Diluted earnings per share
Numerator:
Net Loss available to common stock	$(2,608)	$(440)	$(10,836)	$(2,222)

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,979	1,966	1,978	1,965
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,979	1,966	1,978	1,965

Diluted loss per share	$(1.32)	$(0.22)	$(5.48)	$(1.13)

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
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010, and December 31, 2009, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by level 1 input include U.S. Treasury securities. Investment securities with fair value determined by level 2 inputs include mortgage backed securities, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Balance at
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	September 30, 2010
Assets:
September 30, 2010
U.S. Treasury	$—	$—	$—	$—
U.S. government agency obligations	—	1,722	—	1,722
Mortgage-backed securities	—	4,466	—	4,466
Obligations of states and political subdivisions	—	5,852	—	5,852

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable	Balance at
	Assets (Level 1)	(Level 2)	Inputs (Level 3)	December 31, 2009
Assets:

December 31, 2009
U.S. Treasury	$1,071	$—	$—	$1,071
U.S. government agency obligations	—	3,196	—	3,196
Mortgage-backed securities	—	5,536	—	5,536
Obligations of states and political subdivisions	—	6,260	—	6,260

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2010 and 2009 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2010 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of September 30, 2010 and September 30, 2009 (000s omitted):

	Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at	Quoted Prices in Active	Significant Other	Significant	Change in Fair Value for the
	September	Markets for Identical	Observable Inputs	Unobservable Inputs	nine months ended
	30, 2010	Assets (Level 1)	(Level 2)	(Level 3)	September 30, 2010
Impaired Loans accounted for under FASB ASC 310	$18,809	$—	$—	$18,809	$(6,539)
Foreclosed Assets	$2,560	$—	$—	$2,560	$(2,352)

	Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at	Quoted Prices in Active	Significant Other	Significant	Change in Fair Value for the
	September	Markets for Identical	Observable Inputs	Unobservable Inputs	nine months ended
	30, 2009	Assets (Level 1)	(Level 2)	(Level 3)	September 30, 2009
Impaired Loans accounted for under FASB ASC 310	$9,455	$—	$—	$9,455	$(2,487)
Foreclosed Assets	$1,615	$—	$—	$1,615	$(953)
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
The fair value of all financial instruments not discussed below (Cash and cash equivalents, Federal funds sold, Federal Home Loan Bank stock, Accrued interest receivable, Federal funds purchased and Interest payable) are estimated to be equal to their carrying            amounts as of September 30, 2010 and December 31, 2009. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
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
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	September 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$28,232	$28,232	$23,354	$23,354
Securities — Held to maturity	10	10	23	23
Securities — Available for sale	12,040	12,040	16,063	16,063
Other securities	4,237	4,237	4,237	4,237
Loans held for sale	607	619	809	827
Net loans	197,368	200,565	220,875	230,866
Accrued interest and late charges receivable	587	587	1,154	1,154

Liabilities:
Deposits	201,900	200,948	213,368	214,581
Federal Home Loan Bank advances	42,518	45,062	44,518	48,260
Accrued interest payable	345	345	397	397
ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2010 and 2009.
Summary of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Beginning Balance	$9,783	$5,550	$5,783	$2,719
Loans Charged off	(2,940)	(880)	(7,951)	(2,347)
Recoveries	112	66	238	201
Provision for loan losses	2,724	1,250	11,609	5,413

Ending Balance	$9,679	$5,986	$9,679	$5,986

The allowance for loan losses was $9.7 million at September 30, 2010 representing 4.9% of total loans, compared to $5.8 million at December 31, 2009 or 2.62% of total loans and $6.0 million at September 30, 2009 or 2.6% of total loans. The allowance for loan losses to non-performing loans ratio was 40.5% at September 30, 2010 compared to 37.14% at December 31, 2009 and 63.4% at September 30, 2009. At September 30, 2010 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

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
Since stipulating to the terms of the Consent Order, we have made substantive progress in implementation of provisions identified within the Consent Order. Our progress includes;
1.	Hiring a new President & CEO.

2.	Hiring a new Chief Lending Officer.

3.	Implementing a Reduction-In-Staff program that decreased the Bank’s Full Time Equivalent (FTE) by 21 and reduced expenses by approximately $825,000 on an annualized basis.

4.	Appointing a Chief Risk Management Officer.

5.	Purchasing and implementing advanced credit analysis software and document tracking system to enhance credit analysis and credit monitoring functions.

6.	Consolidating all lending, credit analysis and loan portfolio monitoring functions into one physical facility with increased oversight and controls.

7.	The development and initial execution of plans to reduce classified assets and concentrations of credit. This includes the completion of a loan review by an outside consulting firm. The firm reviewed approximately 79% of the total loan portfolio and made no recommendations for charge-offs or special reserves on the loans they reviewed. In addition, they reviewed the methodology and adequacy of the Allowance for Loan and Lease Losses and found them to be reasonable.

8.	The formation of an executive level committee to review the status of all substandard and doubtful loans on a weekly basis and to review all special mention loans on at least a monthly basis.

9.	The initiation of multiple dialogues with investment bankers regarding the raising of additional capital. No substantive plans have been developed to date. The Bank continues to evaluate options.

10.	The enhancement of loan policies and procedures.

11.	The evaluation of initiatives to enhance non-interest income for the bank
FINANCIAL CONDITION
Assets
Total assets decreased $23.8 million, or 8.4%, to $259.4 million at September 30, 2010 compared to $283.2 million at December 31, 2009. The decrease in assets is largely due to a decrease in loans of $23.5 million or 10.6%, which is attributable to the refinancing of one to four residential mortgages into the secondary market and the write downs of commercial real estate loans.
Securities
Securities decreased to $12.0 million at September 30, 2010 compared to $16.1 million at December 31, 2009. The decrease was attributable to the sale of $3.0 million in U.S. treasuries. The yield on investment securities has decreased to 3.06% during the nine months ended September 30, 2010 from 3.46% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans
The Bank’s net loan portfolio decreased by $23.5 million, or 10.6%, from $220.9 million at December 31, 2009 to $197.4 million at September 30, 2010. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real Estate Loans:
One-to-four family	$99,990	48.2	$108,354	47.7
Multi-family	4,642	2.2	5,421	2.2
Commercial	65,911	31.8	72,689	32.0
Construction or development	8,668	4.2	9,528	4.2

Total real estate loans	179,211	86.4	195,992	86.3
Other loans:
Consumer loans:
Home equity	16,363	7.9	18,174	8.0
Other	3,605	2.0	4,706	2.1

Total consumer loans	19,968	10.0	22,880	10.1
Commercial Business Loans	8,276	4.0	8,266	3.5

Total other loans	28,244	14.0	31,146	13.6

Total Loans	207,455	100.0%	227,138	100.0%

Allowance for loan losses	9,678		5,783
Less: Net deferred loan fees	409		480
Total Loans, net	$197,368		$220,875

One-to-four family loans decreased $8.3 million from year end 2009 as a result of the Bank’s continued strategy to sell a large portion of new one to four family loan originations. Historically low rates on residential mortgages provided us the opportunity to refinance loans and our gains on the sale of mortgages increased substantially in 2009. Management does not expect to see similar gains in 2010. Commercial real estate loans and construction loans decreased $7.6 million or 9.3%. The Bank expects future loan origination to come primarily from in-market lending.
The allowance for loan losses was $9.7 million at September 30, 2010 compared to $5.8 million at December 31, 2009, an increase of $3.9 million. The increase was necessitated by the increases in net charge offs and nonperforming assets which are directly related to the continued overall weakness in the Michigan economy. Net charge offs totaled $7.9 million compared to $2.3 million for the same period a year ago. Net charge offs year to date consisted of 36% one to four family residential mortgages, 17% construction, 42% commercial real estate, and the remaining 5% included consumer, commercial and industrial and home equity lines of credit. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.
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

Deposits
Total deposits decreased $11.5 million, or 5.4%, from $213.4 million at December 31, 2009 to $201.9 million at September 30, 2010. The decline in deposits included decreases of $13.2 million in money market deposits and $8.2 million in brokered certificates of deposits. The Bank continues to be committed to increasing its core deposit balances during 2010 and saw increases in local certificates of deposits of $7.3 million and in interest bearing checking, savings accounts and demand deposits of $2.6 million.
We have used brokered certificates of deposit to diversity our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. Due to the fact that the Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, it may not obtain new brokered funds as a funding source without prior approval of the FDIC and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits. The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points. We have compared the Bank’s current rates with the national rate caps and reduced any rates over the rate cap to fall within those caps. There has been no material impact to our deposit balances resulting from the rate caps.
Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased $2.0 million to $42.5 million during the nine months ended June 30, 2010 compared $44.5 million at December 31, 2009. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $12.6 million at September 30, 2010 compared to $23.2 million at December 31, 2009. This represents 4.9% and 8.2% of total assets at September 30, 2010 and December 31, 2009, respectively. Decreases in equity for the nine months ended September 30, 2010 included a net loss of $18.8 million and $256,000 in accrued dividend payments on the Preferred stock. The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At September 30, 2010 the dividend payable to the Treasury Department totaled $300,000. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock, (see further discussion under “Capital Resources”).
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses decreased $362,000 for the quarter ended September 30, 2010 compared to the same period in 2009. Net interest income before any provision for loan losses decreased $700,000 for the nine months ended September 30, 2010 compared to the same period in 2009.
The net interest margin for the third quarter of 2010 decreased 20 basis points to 2.96% compared to 3.16% for the same period in 2009. The decline in the margin is largely due to the decline in earning assets. The bank has seen a decline in the mortgage portfolio as loan originations have moved into the secondary market, (see further discussion below). The increased level of nonperforming loans and the associated nonaccrual interest adjustment have also significantly impacted the margin. The yield on loans has decreased to 5.56% for the quarter compared to 6.23% for the same period in 2009.
The net interest margin decreased 14 basis points to 2.96% for the nine months ending September 30, 2010 compared to 3.10% for the same period in 2009. The decline in margin year over year is mainly due to the reasons mentioned previously. Cost of funds continues to decrease to 2.2% as the company remains focused on deposit pricing strategies and growing core deposits to reduce its reliance on whole sale funding.
The Bank’s ability to maintain its net interest margin is heavily dependent on reduction of non-performing loans, future loan demand and its ability to attract core deposits to offset the effect of higher cost certificates of deposits and borrowings. The Bank continues to be challenged in its efforts to increase lower costing core deposits. Management continues to put its efforts towards meeting this challenge.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
Fed Funds and overnight deposits	$16,901	$2	0.02%	$9,805	$4	0.05%
Investment securities	15,918	364	3.06	16,485	426	3.46
Other securities	4,174	57	1.83	4,174	53	1.70
Loans receivable	219,495	9,399	5.73	244,355	11,598	6.35

Total earning assets	$256,488	$9,822	5.12	$274,819	$12,081	5.88

Demand and NOW Accounts	$40,351	$80	0.27	$33,297	$68	0.27
Money market accounts	52,377	353	0.90	44,999	610	1.81
Savings accounts	21,153	39	0.25	19,011	53	0.37
Certificates of deposit	93,679	2,166	3.09	105,314	3,080	3.91
Fed Funds Purchased	4	—	0.00	—	—	0.00
Federal Home Loan Bank Advances	44,510	1,496	4.49	55,763	1,882	4.51

Total interest bearing liabilities	$252,074	4,134	2.19	$258,384	5,693	2.95

Net interest income		$5,688			$6,388

Net interest spread			2.93%			2.93%

Net interest margin			2.96%			3.10%

Provision for Loan Losses
The provision for loan losses was $2.7 million in the third quarter of 2010 compared to $1.3 million for the third quarter of 2009. The significant increase in the provision was primarily driven by the continued deteriorating economic conditions in Michigan and weaknesses in the local real estate markets which resulted in downgrades to the credit ratings of certain loans in the portfolio and a significant increase in the balances of nonperforming loans. The Company continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $23.9 million at the end of the third quarter of 2010, an increase of $8.3 million from December 31, 2009. Net charge offs for the quarter ended September 30, 2010 were $2.9 million compared to $880,000 for the same period in 2009. Year to date 2010 net charge offs totaled $8.0 million compared to $2.3 million for the same period a year ago.
Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, increased from $18.4 million at the end of 2009 to $26.4 million as of September 30, 2010. This increase was largely due to an increase nonperforming loans, specifically in commercial real estate loans.
The following table presents non-performing assets and certain asset quality ratios at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(In thousands)
Non-performing loans	$23,879	$15,570
Real estate in judgement	1,659	1,126
Foreclosed and repossessed assets	901	1,713

Total non-performing assets	$26,439	$18,409

Non-performing loans to total loans	11.50%	6.85%
Non-performing assets to total assets	10.19%	6.50%
Allowance for loan losses to non-performing loans	40.50%	37.14%
Allowance for loan losses to net loans receivable	4.66%	2.54%

Non-interest Income
Non-interest income for the quarter ended September 30, 2010 decreased $212,000, or 19.0%, from $1.1 million to $888,000 compared to the same period a year ago. This decrease is attributable to a decrease in gain on sale of loans and in fees from overdraft protection offset by an increase in gain on sale of securities and other income.
Net gain on sale of loans decreased $134,000 for the quarter ended September 30, 2010 from $370,000 to $236,000 compared to the same period a year ago. The decrease is largely due to the decline in one to four family residential mortgage refinancing activity. Management expects current trends to continue through the remainder of the year and be more consistent with the gains recognized in 2008. Fees from overdraft protection program decreased $65,000, to $284,000 as of September 30, 2010 from $349,000 for the same period a year ago. Management expects income from this program to be less than 2010 due to the regulatory changes that became effective August 15, 2010 with the amendment to Regulation E and the need for customers to “opt in” to the program A gain of $39,000 was recognized on the sale of $3.0 million in U.S. Treasuries in the third quarter of 2010.
Non-interest income for the nine months ended September 30, 2010 decreased $1.1 million, or 28.6%, from $3.9 million to $2.8 million for the same period in 2009. Net gain on sale loans decreased $1.2 million for the nine months ended September 30, 2010 from $1.8 million to $585,000 compared to the same period a year ago. Fees and Service charges decreased $95,500 for the nine months ended September 30, 2010 compared to the same period a year ago. The decrease in fees and service charges is primarily due to a decrease in fees of $82,000 from the Overdraft protection program mentioned previously, a decrease in loan late charges of $58,000 and a decrease in all other fees of $19,000. Offsetting were increases of $41,000 in ATM income and $23,000 in early withdrawal penalties.
A gain of $76,000 on the sale of investments was recognized in the nine months of 2010 as management replaced securities to reposition maturities and improve overall credit quality of the portfolio. Other income increased $20,000 primarily due to a $34,000 decrease in loss on the sale of other repossessed property.
Non-interest Expense
Noninterest expense remained relatively unchanged for the quarter ended September 30, 2010 compared to the same period a year ago.Salaries and employee benefits decreased $116,000. The decline in personnel expense was primarily attributable to a decline in general staffing, the discontinuance of our 401k match and the increased employee match for health insurance coverage. Foreclosed property expense decreased $81,000. Professional services increased $55,000 primarily due to increases in legal fees associated with non-performing loans. Other general and administrative expense increased $61,000 largely due to increased FDIC insurance premiums. Now account and ATM/Debit card processing increased $21,000. All other expenses increased $57,000.
Noninterest expense decreased $116,000, or 1.5%, for the nine months ended September 30, 2010 compared to the same period ending a year ago. Salaries and employee benefits decreased $189,000, in 2010. Cost control remains a focus of the company and early in the third quarter the company completed a reduction-in-staff initiative and a branch consolidation that will significantly reduce the bank’s salaries and employee benefits expenses. Approximately 20 full-time equivalent positions were eliminated as a result of the reduction-in-staff initiative, with pre-tax savings estimated to be approximately $800,000 on an annual basis. Management will continue to reduce staffing levels, where possible, through attrition, throughout 2010.
Amortization of mortgage servicing rights decreased $165,000 primarily due to the decline in mortgage refinancing. Other operating expenses decreased $36,000. Professional services increased $199,000 primarily due to increases in legal fees associated with non-performing loans and legal fees associated with the Consent Order. Foreclosed property expense increased $75,000, due to increases in loan collection costs, and losses and impairment charges associated with the disposition of other real estate.
Federal Income Tax Expense
An income tax benefit was not recognized for the first nine months of 2010. A $2.7 million tax benefit for the nine months of 2010,primarily associated with the $10.8 million net operating loss before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. A significant component of income tax expense is made up of general tax credits generated each year. Due to the current year loss, these tax credits may not be fully utilized.

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
At September 30, 2010, the Bank was considered “under capitalized” under regulatory guidelines which subjects the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC. This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2010 totaled $48.9 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At September 30, 2010 and based on current collateral levels, the Bank could borrow an additional $9.1 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $4.8 million during the nine months ended September 30, 2010 compared to a $19.8 million increase for the same period in 2009. The primary sources of cash for the nine months ended September 30, 2010 were $18.2 million in proceeds from the sale of mortgage loans, $8.4 million in sales and maturities of available-for-sale investment securities and $10.8 of principal loan collections in excess of loan originations compared to $6.8 million increase in cash generated by the issuance of preferred stock, $23.5 million increase in deposits, $82.0 million in proceeds from the sale of mortgage loans, $8.5 million in maturities of available-for-sale investment securities. The primary uses of cash for the nine months ended September 30, 2010 were $18.0 million of mortgage loans originated for sale, decrease in deposits of $11.5 million, $4.2 million in purchases of available-for-sale investment securities and $2.0 million in repayments of FHLB advances, compared to $80.1 million of mortgage loans originated for sale, $10.5 million in repayments of FHLB advances, $1.0 million in repayment of Fed funds purchased and $17.8 million in purchases of available-for-sale investment securities.
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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2010, the aggregate contractual obligations and commitments are:

		Payments Due by Period

		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
		(Dollars in Thousands)
Certificates of deposit	$97,615	$48,949	$34,757	$13,909	$—
FHLB advances	42,518	22,168	20,291	59	—

Total	$140,133	$71,117	$55,048	$13,968	$—

		Amount of commitment expiration per period

		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
		(Dollars in Thousands)
Commitments to grant loans	$14,792	$14,792	$—	$—	$—
Unfunded commitments under HELOCs	12,501	7,698	1,631	532	2,640
Unfunded commitments under Contruction loans	1,086	802	60	9	215
Unfunded commitments under Commercial LOCs	1,456	1,410	46	—	—
Letters of credit	150	150	—	—	—

Total	$29,985	$24,852	$1,737	$541	$2,855

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of September 30, 2010 were as follows: Tier 1 leverage ratio 4.36%, Tier 1 risk-based capital ratio 5.84%; and total risk-based capital 7.14%.
In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At September 30, 2010, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives.
RECENT DEVELOPMENTS
On September 21, 2010 the Company entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”). Among other things, the Written Agreement requires that the Company obtain the approval of the FRB prior to paying a dividend; prohibits the Company from purchasing or redeeming any shares of its stock without the prior written approval of the FRB, and; requires the Company to submit cash flow projections for the Company to the FRB on a quarterly basis. A Form 8-K was issued with the complete details of the Written Agreement.

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
ITEM 4T. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Corporation intends to continually review and evaluates the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Corporation’s business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.

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

MONARCH COMMUNITY BANCORP, INC.
Date: November 15, 2010	By:	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer

Date: November 15, 2010	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Written Agreement with the Federal Reserve Bank of Chicago (Incorporated by Reference From Form 8-K Filed September 27, 2010.)

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.