Form 10-K
period 2010-12-31
MONARCH COMMUNITY BANCORP INC
filed 2011-04-04
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average of bid and ask price market price of such stock as of June 30, 2010 was approximately $1.855 million as reported on the NASDAQ Capital Market. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)
As of March 25, 2011, the registrant had 2,049,825 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in May 2011
PART I
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
On June 3, 2006, the Company completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Company became a federal bank holding company regulated by the Board of Governors of the Federal Reserve. The Bank is regulated by the Michigan Office of Financial and Insurance Regulation (“OFIR”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Company and the Bank had been regulated by the federal Office of Thrift Supervision. The Bank’s deposits continue to be insured to the maximum extent allowed by the Federal Deposit Insurance Corporation (“FDIC”). The Bank has a website at http://www.monarchcb.com. References in this Form 10-K to “we”, “us”, and “our” refer to the Company and/or the Bank as the context requires. Our common stock trades on The NASDAQ Capital Market under the symbol “MCBF.”
Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four family residences, loans secured by commercial and multi-family real estate, commercial business loans and construction loans secured primarily by residential real estate. We also originate home equity loans and a variety of consumer loans. Our originations of consumer loans have steadily declined over the last five years.
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

At December 31, 2010, we had assets of $256.9 million, including net loans of $182.8 million, deposits of $206.0 million and stockholders’ equity of $12.0 million.
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
Employees
The Bank employs 68 full-time employees as of December 31, 2010. The holding company does not have any employees.
Market Area
Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2010, we had a 19.4% market share of FDIC-insured deposits in Branch County, a 8.2% market share of FDIC-insured deposits in Calhoun County and a 2.3% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and fifth, respectively, in those counties among all insured depository institutions.
The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.
Lending Activities
General. At December 31, 2010, our net loan portfolio totaled $182.8 million, which constituted 71% of our total assets.
Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. All loans must be presented for approval at Management Loan Committee, which is comprised of several senior managers. Loans in which the total credit relationship with the borrower, directly and indirectly, exceeds $500,000 and up to $1.5 million also must be approved by the Board of Directors’ Loan Committee. Loans in which the total credit relationship with the borrower, directly and indirectly, exceeds $1.5 million also must be approved by the Board of Directors. Our legal lending limit is summarized in the Loans to One Borrower paragraph of the Regulation and Supervision section of this document.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio as of the dates indicated.

	December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$93,294	49.09%	$108,354	47.70%	$124,855	49.80%	$126,780	55.80%	$140,374	60.30%
Multi-family	4,783	2.52	5,421	2.39	5,728	2.26	5,594	3.22	7,511	3.22
Commercial	62,998	33.14	72,689	32.00	75,730	30.19	56,714	24.97	41,079	17.64
Construction or development	3,873	2.04	9,528	4.20	9,499	3.79	6,409	2.82	9,529	4.09

Total real estate loans	164,948	86.79	195,992	86.29	215,812	86.04	195,497	85.25	198,493	85.25

Other loans:
Consumer loans:
Home equity	14,814	7.80	18,174	8.00	20,677	8.24	20,430	8.99	19,077	8.19
Other	3,403	1.79	4,706	2.07	5,737	2.29	7,014	3.09	9,087	3.90

Total consumer loans	18,217	9.59	22,880	10.07	26,414	10.53	27,444	12.08	28,164	12.09

Commercial Business Loans	6,882	3.62	8,266	3.64	8,609	3.43	4,228	1.86	6,205	2.67

Total other loans	25,099	13.21	31,146	13.71	35,023	13.96	31,672	13.94	34,369	14.76

Total Loans	190,047	100.00%	227,138	100.00%	250,835	100.00%	227,169	100.00%	232,862	100.00%

Less:
Allowance for loan losses	6,850		5,783		2,719		1,824		2,024
Net deferred loan fees	429		480		574		548		591

Loans in process	—		—		—		—		—

Total Loans, net	$182,768		$220,875		$247,542		$224,797		$230,247

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$70,080	36.9%	$80,241	35.3%	$92,644	36.9%
Multi-family	4,762	2.5%	5,396	2.4%	5,524	2.2%
Commercial	55,959	29.5%	52,495	23.1%	47,689	19.0%
Construction or development	1,942	1.0%	4,127	1.8%	8,111	3.3%

Total real estate loans	132,743	69.9%	142,259	62.6%	153,968	61.4%

Consumer	17,985	9.5%	15,323	6.8%	19,406	7.7%
Commercial Business	6,154	3.2%	6,244	2.7%	7,011	2.8%

Total fixed-rate loans	156,882	82.6%	163,826	72.1%	180,385	71.9%

Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$23,214	12.2%	$28,113	12.4%	$32,211	12.8%
Multi-family	21	0.0%	25	0.0%	204	0.1%
Commercial	7,039	3.7%	20,194	8.9%	28,041	11.2%
Construction or development	1,931	1.0%	5,401	2.4%	1,388	0.6%

Total real estate loans	32,205	16.9%	53,733	23.7%	61,844	24.7%

Consumer	233	0.1%	7,557	3.3%	7,008	2.8%
Commercial Business	727	0.4%	2,022	0.9%	1,598	0.6%

Total adjustable-rate loans	33,165	17.4%	63,312	27.9%	70,450	28.1%

Total loans	190,047	100%	227,138	100%	250,835	100.0%
Less:
Allowance for loan losses	6,850		5,783		2,719
Net deferred loan fees	429		480		574
Loans in process	—		—		—

Total Loans, net	$182,768		$220,875		$247,542

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2010. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

			Real Estate
			Multi-family and		Construction or
	One-to-Four Family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Due to Mature:

One year or less (1)	$5,644	6.23%	$11,331	5.44%	$1,295	5.96%	$3,326	7.34%	$959	5.87%	$22,555	5.97%
After one year through five years	16,987	6.57%	42,730	6.10%	—	0.00%	8,191	6.85%	5,561	7.12%	73,469	6.37%
After five years	70,663	6.16%	13,720	5.41%	2,578	6.20%	6,700	5.03%	362	5.53%	94,023	5.97%
	$93,294		$67,781		$3,873		$18,217		$6,882		$190,047

(1)	Includes demand loans.
The total amount of loans due after December 31, 2011 which have predetermined interest rates is $120.0 million while the total amount of loans due after such date which have floating or adjustable rates is $47.5 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2010, one-to-four family residential mortgage loans totaled $93.3 million, or 49.1% of our gross loan portfolio.
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
At December 31, 2010, $16.8 million, or 18.0% of our residential mortgage loans were classified as sub-prime loans as compared to $16.3 million, or 15.0% at December 31, 2009. The increase is primarily due to refinancing and restructuring existing loans in our portfolio. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2010, $510,000, or 4.9%, of our total net charge-offs of $10.5 million were due to sub-prime loans as compared to $627,000, or 6.1% of our total net charge-offs of $10.3 million for 2009. During 2010, we have made significant efforts in assisting borrowers who are experiencing financial difficulty. See “Asset Quality.”
We generally underwrite our one-to-four family loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, we lend up to 80% of the lesser of the appraised value or purchase price for one-to-four family residential loans. Properties secured by one-to-four family loans are appraised by licensed appraisers. We obtain title insurance and require our borrowers to obtain hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property improvements.
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
Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During 2010, we originated no one to four family ARM loans. In 2009 we originated $5.2 million of one-to-four family ARM loans. During the years ended December 31, 2010 and 2009, we originated $39.1 million and $28.8 million of one-to-four family fixed-rate mortgage loans, respectively.
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
Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential rental properties, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2010, multi-family and commercial real estate loans totaled $67.8 million or 35.7% of our gross loan portfolio.
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

Construction and Land Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2010 we had $3.9 million in construction and land development loans outstanding, representing 2.04% of our gross loan portfolio.
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
Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2010, our consumer loan portfolio totaled $18.2 million, or 9.6% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, manufactured housing loans and loans secured by savings deposits; however the majority of new originations are home equity loans and lines of credit. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.
Our home equity lines of credit totaled $14.8 million, and comprised 7.8% of our gross loan portfolio at December 31, 2010. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 80% of the value of the property securing the loan. The term to maturity on our home equity lines of credit ranges from 3 to 5 years for fixed rate loans and 1 to 15 for variable rate loans. No principal payments are required on most home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
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

Commercial Business Lending. At December 31, 2010, commercial business loans comprised $6.9 million, or 3.6% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.
The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Operating lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2010, there was a $150,000 financial standby letter of credit outstanding.
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
During the last several years up to 2010, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. Adjustable-rate loan originations as a percentage of total originations were 0% and .5% in 2010 and 2009 respectively. We sell a significant portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.
In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	2010	2009
	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	$39,062	$104,416
Multi-family	469	760
Commercial	9,456	9,025
Construction or development	1,712	4,943

Total real estate loans	50,699	119,144

Consumer Loans:
Home Equity	1,383	5,073
Other	367	827
Commercial business	693	743

Total loans originated	53,142	125,787

Sales and Repayments:

One-to-four family loans sold	32,614	89,901
Commercial real estate loans sold	—	—
Principal repayments	55,895	59,583

Total reductions	88,509	149,484

Increase in other items, net	2,896	2,970

Net increase (decrease)	$(38,263)	$(26,667)

Asset Quality
When a borrower fails to make a payment on a residential mortgage loan on or before the due date, a late notice is mailed 10 to 15 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. Additionally, each week the collections department contacts the borrower to determine the reason for the delinquency and to urge the borrower to bring the loan current. Once the loan becomes 30 days delinquent, a letter is sent to the borrower requesting the borrower to bring the loan current, or, if that is not possible, to fill out and return a financial information update form. If the form is returned, the senior collector determines if the borrower exhibits an ability to repay, and, if so, brings the file to the Delinquency Committee for a decision whether to forebear collection action to allow the borrower to demonstrate the ability to make timely payments and/or establish an acceptable repayment plan to bring the loan current. If the borrower makes timely payments for a period of at least six months but does not appear to have the ability to bring the loan current, the file is given to a loan officer to obtain a new loan application from the borrower for the purpose of rewriting the loan in accordance with established loan policy. If the financial information update is not returned, or if the senior collector determines that the borrower no longer has the ability to repay the loan, or the Delinquency Committee declines to forbear collection activity, then when the loan becomes 45 to 60 days delinquent, the file is reviewed by the Delinquency Committee and the foreclosure process is begun by the sending of a notice of intent to foreclose. If during a period of forbearance the borrower fails to make timely payments, the Delinquency Committee reviews the loan and the foreclosure process commences unless extenuating circumstances exist. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. All loans over 60 days delinquent are handled by the senior collections officer until the delinquency is resolved or foreclosure occurs.

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
Delinquent Loans. The following tables set forth our loan delinquencies (60 days past due and over) by type, number, amount and percentage of type at the dates indicated:

	December 31, 2010
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of
			Loan			Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	10	$888	0.95%	12	$1,098	1.18%	22	$1,986	2.13%
Multi-family	—	—	0.00%	1	339	7.09%	1	339	7.09%
Commercial	2	2,752	4.37%	10	3,751	5.95%	12	6,503	10.32%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	12	$3,640	2.21%	23	$5,188	3.15%	35	$8,828	5.35%

Consumer	1	19	0.10%	6	192	1.05%	7	211	1.16%
Commercial Business	—	—	0.00%	3	1,118	16.25%	3	1,118	16.25%

Total	13	$3,659	1.93%	32	$6,498	3.42%	45	$10,157	5.34%

	December 31, 2009
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of			Percent of
			Loan			Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	39	$2,656	2.45%	21	$1,580	1.46%	60	$4,236	3.91%
Multi-family	1	187	3.45%	—	—	0.00%	1	187	3.45%
Commercial	3	792	1.09%	8	2,506	3.45%	11	3,298	4.54%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	43	$3,635	1.85%	29	$4,086	2.08%	72	$7,721	3.94%

Consumer	6	123	0.54%	1	—	0.00%	7	123	0.54%
Commercial Business	1	5	0.06%	1	77	0.93%	2	82	0.99%

Total	50	$3,763	1.66%	31	$4,163	1.83%	81	$7,926	3.49%

Non-performing Assets. The table below sets forth the amounts and categories of the Bank’s non-performing assets. Loans are placed on non-accrual status when the loan is seriously delinquent and there is serious doubt that the Bank will collect all interest owing. Generally, all loans past due at least 90 days are placed on non-accrual status. For all years presented, the Bank had no troubled debt restructurings that involved forgiving a portion of interest or principal on any loans. Foreclosed assets include assets acquired in settlement of loans.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	$3,106	$3,484	$622	$607	$408
Multi-family	803	874	164	—	—
Commercial real estate	8,288	7,139	459	—
Construction or development	—	2,507	1,298	153	—
Consumer	253	—	28	—	60
Commercial business	1,625	1,566	—	—	—

Total	14,075	15,570	2,571	760	468

Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	87	—
Construction or development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	18	—

Total	—	—	—	105	—

Foreclosed assets:
One-to-four family (1)	1,198	2,577	1,669	1,453	1,580
Multi-family	292	122	—	—	—
Commercial real estate	908	140	407	62	—
Construction or development	574	—	—	—	—
Consumer	—	—	—	—	100
Commercial business	—	—	—	—	—

Total	2,972	2,839	2,076	1,515	1,680

Total non-performing assets	$17,047	$18,409	$4,647	$2,380	$2,148

Total as a percentage of total assets	6.64%	6.50%	1.59%	0.85%	0.74%

(1)	Includes $1.4 million, $1.1 million, $1.3 million, $630,000 and $895,000 in real estate in judgment and subject to redemption at December 31, 2010, 2009, 2008, 2007 and 2006 respectively.
For the years ended December 31, 2010, 2009 and 2008, respectively, there was $1.1 million, $611,000 and $116,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

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
In accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2010, we had classified $16.6 million of our assets as substandard, $6.6 million as doubtful and none as loss. The total amount classified as substandard and doubtful represented 193% of the Bank’s equity capital and 9.0% of the Bank’s assets at December 31, 2010. The allowance for loan losses at December 31, 2010 includes $604,000 related to substandard loans and $253,000 related to doubtful loans. At December 31, 2010, $15.9 million and $5.9 million of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See ” — Asset Quality — Delinquent Loans.”
Provision for Loan Losses. We recorded a provision for loan losses totaling $11.6 million for the year ended December 31, 2010 compared to $13.3 million recorded for the year ended December 31, 2009. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Operating Results for the Years Ended December 31, 2010 and 2009 — Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.
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
The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of these loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

The appropriateness of the allowance is reviewed by management based upon our evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan.
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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2010	2009	2008	2007	2006
Balance at beginning of year	$5,783	$2,719	$1,824	$2,024	$2,925

Charge-offs:
One-to-four family	3,901	2,288	879	774	223
Multi-family	372	10	—	28	—
Commercial real estate	4,801	4,299	321	197	15
Construction or development	1,319	3,075	50	—	340
Consumer	389	533	532	386	494
Commercial business	110	352	239	17	113

Total	10,892	10,557	2,021	1,402	1,185

Recoveries:
One-to-four family	62	20	4	16	4
Multi-family	32	1	—	—	—
Commercial real estate	9	14	2	—	—
Construction or development	36	—	—	—	—
Consumer	213	215	198	175	275
Commercial business	5	22	—	40	5

Total	357	272	204	231	284

Net charge-offs:	10,535	10,285	1,817	1,171	901
Additions charged to operations	11,602	13,349	2,712	971	—
Balance at end of year	$6,850	$5,783	$2,719	$1,824	$2,024

Ratio of net charge-offs during the year to average loans outstanding during the year	4.91%	4.24%	0.75%	0.49%	0.39%

Allowance as a percentage of non-performing loans	48.67%	37.14%	105.76%	210.87%	432.48%

Allowance as a percentage of total loans (end of year)	3.60%	2.55%	1.08%	0.81%	0.93%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2010		2009		2008
	Amount of	Percentage	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
One-to-four family	$3,953	57.7%	$2,576	44.5%	$1,618	59.5%
Multi-family and non-residential real estate	2,084	30.4%	903	15.6%	533	19.6%
Construction or development	130	1.9%	10	0.2%	75	2.8%
Consumer	503	7.3%	393	6.8%	305	11.2%
Commercial business	180	2.6%	1,901	32.9%	188	6.9%

Total	$6,850	100.0%	$5,783	100.0%	$2,719	100.0%

	2007		2006
	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance
One-to-four family	$979	53.7%	$783	60.3%
Multi-family and non-residential real estate	351	19.2%	809	20.8%
Construction or development	154	8.4%	7	4.1%
Consumer	287	15.7%	302	12.1%
Commercial business	53	2.9%	123	2.7%

	$1,824	100.0%	$2,024	100.0%

Investment Activities
Commercial banks have the authority to invest in various types of liquid assets, including United States Treasury obligations and securities of various federal agencies, including callable securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, state chartered commercial banks may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a state chartered commercial bank is otherwise authorized to make directly.
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
The following table sets forth the composition of our securities portfolio at the dates indicated (dollars in thousands):

	December 31, 2010			December 31, 2009
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
Available-for-sale securities:
U.S Treasury	$—	$—	0.0%	$1,055	$1,071	6.7%
U.S. government agency obligations	1,619	1,682	14.7%	3,155	3,196	19.9%
Mortgage-backed securities	3,914	4,024	35.0%	5,454	5,536	34.4%
Obligations of states and political subdivisions	5,543	5,760	50.2%	6,061	6,260	38.9%

Total available-for-sale securities	$11,076	$11,466	99.9%	$15,725	$16,063	99.9%
Held-to-maturity securities:
Municipal security	$10	$10	0.1%	$23	$23	0.1%

Total investment securities	$11,086	$11,476	100.0%	$15,748	$16,086	100.0%

	December 31, 2008
			Percent of
		Fair	Total
	Amortized	Market	Fair Market
	Cost	Value	Value
Available-for-sale securities:
U.S. government agency obligations	$5,698	$5,761	64.4%
Mortgage-backed securities	739	734	8.2%
Obligations of states and political subdivisions	2,375	2,421	27.0%

Total available-for-sale securities	$8,812	$8,916	99.6%
Held-to-maturity securities:
Municipal security	37	37	0.4%
Total investment securities	$8,849	$8,953	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2010 are indicated in the following table:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Wgt		Wgt		Wgt		Wgt		Wgt
	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available-for-sale securities:
U.S. government agency obligations	500	1.63%	1,119	6.32%	—	0%	—	0.00%	1,619	4.87%
Mortgage-backed securities	179	4.50%	—	0.00%	1,574	4.31%	2,161	4.79%	3,914	4.58%
Obligations of states and political subdivisions	400	4.95%	3,885	4.04%	1,288	4.46%	—	0.00%	5,543	4.20%

Total available-for-sale securities	1,079	3.34%	4,974	4.55%	2,862	4.38%	2,161	4.79%	11,076	4.44%

Held-to-maturity securities:
Municipal security	10	4.45%	—	0%	—	0.00%	—	0.00%	10	4.45%

Total investment securities	$1,089	3.35%	$4,974	4.55%	$2,862	4.38%	$2,161	4.79%	$11,086	4.44%

Sources of Funds
General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.
Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted brokered deposits in the past. At December 31, 2010, we had $17.1 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.
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

The following table sets forth our deposit flows during the periods indicated:

	Year Ended
	December 31,
	2010	2009
	(Dollars in Thousands)
Opening balance	$213,368	$192,156
Net deposits (withdrawals)	(10,721)	16,206
Interest credited	3,381	5,006

Ending balance	$206,028	$213,368

Net increase (decrease)	$(7,340)	$21,212

Percent increase (decrease)	-3.44%	11.04%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated:

	Year Ended December 31,
	2010		2009
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest bearing accounts	$15,394	7.4%	$14,422	6.8%
Savings accounts	20,335	9.9%	20,302	9.5%
Checking & NOW accounts	24,452	11.9%	23,084	10.8%
Money market accounts	40,785	19.8%	57,052	26.7%

Total transaction and savings	$100,966	49.0%	$114,860	53.8%

Certificates:
0.00-1.99%	53,979	26.2%	26,994	12.7%
2.00-3.99%	28,033	13.6%	36,459	17.1%
4.00-5.99%	23,049	11.2%	35,055	16.4%
Total certificates	105,062	51.0%	98,508	46.2%

Total deposits	$206,028	100.0%	$213,368	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2010:

		Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or less	Months	Months	Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$6,903	$11,216	$11,254	$23,131	$52,504

Certificates of deposit of $100,000 or more	3,039	6,530	16,681	26,308	52,558

Total certificates of deposit	$9,942	$17,746	$27,935	$49,439	$105,062

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2010:

						Percent
	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2011	$4,769	$1,136	$4,038	$—	$9,943	9.5%
June 30, 2011	14,606	1,904	1,236	—	17,746	16.9%
September 30, 2011	7,657	1,526	4,879	—	14,062	13.4%
December 31, 2011	7,941	2,409	3,523	—	13,873	13.2%
March 31, 2012	443	1,303	1,010	—	2,756	2.6%
June 30, 2012	2,232	940	750	—	3,922	3.7%
September 30, 2012	3,346	631	768	—	4,745	4.5%
December 31, 2012	3,909	136	949	—	4,994	4.8%
Thereafter	9,075	18,049	5,897	—	33,021	31.4%

Total	$53,978	$28,034	$23,050	$—	$105,062	100.0%

Percent of total	51.38%	26.68%	21.94%	0.00%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and Fed funds purchased from a correspondent bank.
We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2010, we had $36.4 million in Federal Home Loan Bank advances outstanding. See Note 9 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.
The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and fed funds purchased for the periods indicated:

Loan Bank advances and fed funds purchased for the periods indicated:

	Year Ended
	December 31,
	2010	2009
	(Dollars in Thousands)	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$44,518	$59,178

Fed funds purchased	$1,000	$3,000

Average Balance:
FHLB advances	$43,836	$48,564

Fed funds purchased	$3	$29

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2010	2009
	(Dollars in Thousands)	(Dollars in Thousands)
FHLB advances	$36,350	$44,518

Fed funds purchased	$—	$—

Weighted average interest rate of FHLB
FHLB advances	4.16%	4.43%

Fed funds purchased	0.25%	0.25%

Competition
We face strong competition in originating real estate and other loans and in attracting deposits. Competition comes from a wide array of sources including but not limited to mortgage brokers, savings institutions, other commercial banks, and credit unions including non-local Internet based and telephone-based competition.
Employees
At December 31, 2010, we had a total of 68 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.
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
Corporate Dividends-Received Deduction. Monarch Community Bancorp may eliminate from its income dividends received from the Bank if it elects to file a consolidated return with the Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf. Monarch Community Bancorp has elected to file a consolidated return with the Bank.
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
The BHCA limits the activities of a bank holding company that has not qualified as a financial holding company to banking and the management of banking organizations, and to certain non-banking activities that are deemed to be so closely related to banking or managing or controlling banks as to be a proper incident to those activities. Such non-banking activities include, among other things: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; and providing securities brokerage services for customers.
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
Regulatory Agreement. On September 21, 2010, the Company entered into a written agreement with the Federal Reserve (the “Written Agreement”). Among other things, the Written Agreement requires that the Company obtain the approval of the Federal Reserve prior to paying a dividend; prohibits the Company from purchasing or redeeming any shares of its stock without the prior written approval of the Federal Reserve, and; requires the Company to submit cash flow projections for the Company to the Federal Reserve on a quarterly basis.
Dividends. As described below under the heading “Recent Developments,” as a result of the Company’s issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) to the U.S. Department of the Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company is restricted in the payment of dividends and, without the Treasury’s consent, may not declare or pay any dividend on the Company common stock other than its current quarterly cash dividend of $0.09 per share, as adjusted for any stock dividend or stock split. This restriction no longer applies on the earlier to occur of February 6, 2012 (the third anniversary of the issuance of the Preferred Shares to the Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Shares, subject to certain limited exceptions. As discussed above, the Written Agreement also requires the Company to obtain the approval of the Federal Reserve prior to paying a dividend.
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
In April 2010, the Company announced that it would defer scheduled dividend payments on the principal outstanding on the Preferred Shares.
ARRA was enacted on February 17, 2009. Among other things, ARRA sets forth additional limits on executive compensation at all financial institutions receiving federal funds under any program, including the CPP, both retroactively and prospectively. The executive compensation restrictions in ARRA include among others: limits on compensation incentives, prohibitions on “Golden Parachute Payments”, the establishment by publicly registered CPP recipients of a board compensation committee comprised entirely of independent directors for the purpose of reviewing employee compensation plans, and the requirement of a non-binding vote on executive pay packages at each annual shareholder meeting until the government funds are repaid. In addition, if dividends on the Preferred Shares are not paid in full for six dividend periods, the Treasury will have the right to elect two directors to the Company’s Board of Directors. The Treasury’s right to elect directors ends when full dividends have been paid for four consecutive dividend periods. As discussed above, the Company has announced that it would defer scheduled dividend payments on the Preferred Shares.
In June 2010, the Federal Reserve issued final guidance to ensure that incentive compensation arrangements at financial institutions take into account risk and are consistent with safe and sound practices. The guidance does not set forth any formulas or pay caps, but sets forth certain principles which companies would be required to follow with respect to certain employees and groups of employees that may expose the institution to material amounts of risk.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010. The Dodd-Frank Act constitutes one of the most significant efforts in recent history to comprehensively overhaul the financial services industry and will affect large and small financial institutions alike. While some of the provisions of the Dodd-Frank Act take effect immediately, many of the provisions have delayed effective dates and their implementation will require the issuance of numerous new regulations.
The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating a Bureau of Consumer Financial Protection which will have the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; extending the unlimited coverage for qualifying non-interest bearing transactional accounts until December 31, 2012; increasing the ratio of reserves to deposits minimum to 1.35 percent; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.
The complete impact of the Dodd-Frank Act is unknown since many of the substantive requirements will be contained in the many rules and regulations to be implemented. However, the Dodd-Frank Act will have significant and immediate effects on banks and bank holding companies in many areas.
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
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. As a result of the Dodd-Frank Act, interstate branching authority has been expanded. A state or national bank may open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch.
Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one borrower is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus. At December 31, 2010, the Bank’s legal lending limit for loans to one borrower was $1.7 million; the Bank’s legal lending limit with approval of two-thirds of the Board of Directors was $3.0 million.
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
Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. The fee incurred in 2010 was $33,840. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.
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
As described below, the Bank is required to meet higher capital requirements due to the existence of the Consent Order (as defined below).
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
Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. As an FDIC insured institution, the Bank is required to pay deposit insurance premium assessments to the deposit insurance fund pursuant to a risk-based assessment system. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The Dodd-Frank Act permanently raised the basic limit on deposit insurance coverage from $100,000 to $250,000 per depositor. In addition, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010 through December 31, 2012.
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

Due to a decrease in the reserve ratio of the deposit insurance fund, in October 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15% within five years (the FDIC has extended this time to eight years). However, the Dodd-Frank Act raised the minimum reserve ratio to 1.35% and removed the upper cap. Furthermore, the Dodd-Frank Act requires that the reserve ratio reach 1.35% by September 30, 2020 instead of 1.15% by the end of 2016. Effective January 1, 2011, the FDIC set the reserve ratio at 2%. The FDIC has been directed to offset the effects of increased assessments on depository institutions with less than $10 billion in assets. To achieve these levels, the FDIC is authorized by the Dodd-Frank Act to make special assessments and charge examination fees.
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
On November 12, 2009 the FDIC adopted a final rule that required insured institutions to prepay on December 31, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. For purposes of calculating the prepayment amount, the institution’s third quarter 2009 assessment base was increased quarterly at five percent annual growth rate through the end of 2012. On September 29, 2009, the FDIC also increased annual assessment rates uniformly by three basis points beginning January 1, 2011. On December 31, 2009 the Bank prepaid estimated assessments of $1.3 million.
As required by the Dodd-Frank Act, on February 7, 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured depository institution’s average consolidated total assets minus average tangible equity. In addition, the FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base. The proposed rate schedule and other revisions become effective on April 1, 2011.
On November 21, 2008, the FDIC adopted final regulations implementing the Temporary Liquidity Guarantee Program (“TLGP”) pursuant to which depository institutions could elect to participate. Pursuant to the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (the “Debt Guarantee”), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing deposit transaction accounts regardless of dollar amount for an additional fee assessment by the FDIC (the “Transaction Account Guarantee”). These accounts are mainly payment-processing accounts, such as business payroll accounts. The Transaction Account Guarantee was to expire on December 31, 2009; however, it was extended to December 31, 2010 for those participating institutions that did not opt out. The Dodd-Frank Act provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions. There is no additional surcharge related to this coverage.

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
Bank Regulatory Agreement. On May 6, 2010, the Bank entered into a stipulation and consent to the issuance of a consent order with the FDIC and OFIR (the “Consent Order”). The Consent Order, among other things, requires the Bank to increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least 9% and its total capital as a percentage of risk-weighted assets at a minimum of 11% and to retain an independent third party to develop an analysis of the Bank’s management needs for the purpose of providing qualified management for the Bank.
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
Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends. As discussed above, the Consent Order requires the Bank to obtain the prior written consent of the FDIC and OFIR for the payment of dividends. During 2011, the Bank is not expected to pay dividends.
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

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their net transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:
•	for transaction accounts totaling $10.7 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $10.7 million up to and including $58.8 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $58.8 million, a reserve requirement of $1.443 million plus 10% of that portion of the total transaction accounts greater than $58.8 million.
The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.
ITEM 1A. Risk Factors
This item is not required for smaller reporting companies.
ITEM 1B. Unresolved Staff Comments — None
ITEM 2. Properties
At December 31, 2010, we had five full service offices. At December 31, 2010, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $3.9 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.
The following table provides information regarding our office and other facilities:

Owned/
Location	County	Leased
Main Office
375 North Willowbrook Road	Branch	Owned
Coldwater, Michigan 49036

Branch Offices
365 N. Broadway	Branch	Owned
Union City, Michigan 49094

1 West Carleton Road	Hillsdale	Owned
Hillsdale, Michigan 49242

15975 West Michigan Avenue	Calhoun	Owned
Marshall, Michigan 49068

107 North Park	Calhoun	Owned
Marshall, Michigan 49068

Other Facilities
34 Grand Street (Garage)	Branch	Owned
Coldwater, Michigan 49036

87 Marshall Street	Branch	Owned
Coldwater, Michigan 49036

24 Grand Street (Drive through)	Branch	Owned
Coldwater, Michigan 49036
We utilize a third party service provider to maintain our data base of depositor and borrower customer information.

ITEM 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of any current litigation.
ITEM 4. Reserved
PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ Stock Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market. For the years ended December 31, 2010 and 2009, the Company paid dividends of $0.0 and $0.25 per share, respectively.

Year	Quarter ending	High	Low	Dividends
2009	March 31	$3.48	$3.30	$0.09
	June 30	$6.79	$6.10	$0.09
	September 30	$3.74	$3.57	$0.07
	December 31	$2.80	$2.51	$—
2010	March 31	$2.25	$2.16	$—
	June 30	$1.27	$1.08	$—
	September 30	$1.54	$1.30	$—
	December 31	$1.23	$1.15	$—
Please refer to Note 13 to the Financial Statements for a discussion of certain restrictions which impact the Company’s ability to pay dividends. Because the Company has no significant operations, it depends upon dividends from the bank in order to pay dividends to its stockholders.
As of March 25, 2011, there were 2,049,825 shares of the Company’s common stock issued and outstanding and approximately 338 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.
ISSUER PURCHASES OF SECURITIES

(d)
	(a)	(b)	(c)	Maximum Number (or Approximate Dollar
	Total Number of		Total Number of Shares (or Unit)	Value) of Shares (or Units) that may yet
	Shares (or Units)	Average Price paid	Purchased as Part of Publicly	Be Purchased Under the Plans or
Period	Purchased	per Share (or Unit)	Anounced Plans or Programs	Program
10/01/10-10/31/10	—	—	—	—
11/01/10-11/30/10	—	$—	—	—
12/01/10-12/31/10	—	$—	—	—

Total	—	—	—	—

The Company does not currently have a stock repurchase program.

The Performance Graph required by item 201 (e) of Regulation S-K is not applicable to smaller reporting companies.
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

	December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Selected Financial Condition Data:

Total Assets	$256,868	$283,204	$291,807	$279,208	$289,987
Loans receivable, net	182,768	220,875	247,542	224,797	230,247
Investment securities, at carrying value	11,476	16,086	8,953	11,322	13,934
Fed Funds sold and overnight deposits	34,909	10,723	677	6,151	7,864
Deposits	206,028	213,368	192,156	177,936	192,572
Federal Home Loan Bank Advances	36,350	44,518	60,178	59,330	54,476
Equity	12,018	23,163	36,270	39,086	39,986

	December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Selected Operations Data:

Total interest income	$12,837	$15,836	$17,196	$17,545	$17,287
Total interest expense	5,372	7,339	8,536	9,222	8,607

Net interest income	7,465	8,497	8,660	8,323	8,680
Provision for loan losses	11,602	13,349	2,712	971	—

Net interest income after provision for loan losses	(4,137)	(4,852)	5,948	7,352	8,680
Fees and service charges	2,496	2,682	2,757	2,921	2,642
Gains on sales of loans, mortgage-backed securities and investment securities	1,082	2,100	629	651	342
Other non-interest income	119	211	217	374	138

Total non-interest income	3,697	4,993	3,603	3,946	3,122
Total non-interest expense	10,237	20,085	9,152	8,992	9,710

Income (loss) before taxes	(10,677)	(19,944)	399	2,306	2,092
Income tax provision	205	(548)	101	561	544

Net income (loss)	$(10,882)	$(19,396)	$298	$1,745	$1,548

ITEM 6. Selected Financial Data, continued

	December 31,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	-4.00%	-6.41%	0.10%	0.61%	0.54%
Return on Equity (ratio of net income (loss) to average equity)	-59.86%	-46.88%	0.78%	4.30%	3.85%
Interest rate spread information:
Average during period	2.96%	2.94%	3.11%	3.05%	3.26%
Net interest margin	2.96%	3.10%	3.32%	3.27%	3.42%
Ratio of operating expense to average total assets	3.77%	6.64%	3.20%	3.17%	3.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.00	1.06	1.06	1.06	1.05
Efficiency ratio *	85.84%	71.67%	73.25%	72.62%	80.44%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	6.64%	6.50%	1.59%	0.81%	0.74%
Non-performing loans to total loans,net	7.70%	7.05%	1.04%	0.33%	0.20%
Allowance for loan losses to non-performing loans	48.67%	37.14%	105.76%	240.00%	432.48%
Allowance for loan losses to loans receivable, net	3.75%	2.62%	1.10%	0.81%	0.88%

Capital ratios:
Equity to total assets at end of period	4.67%	8.19%	12.43%	14.00%	13.79%

Other data:
Number of full-service offices	5	6	6	6	6

*	Amounts do not include the one time non cash charge for goodwill impairment

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
Monarch Community Bancorp, “The Company”, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The Company, however, has no significant assets other than the Bank. It is typically dependent upon dividends from the Bank for revenue.
Following Monarch Community Bank’s 2010 Safety and Soundness examination, the Board of Directors of Monarch Community Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, requires among other things, that the Bank obtain the approval of the FDIC prior to paying a dividend.
Monarch Community Bancorp’s ability to pay dividends, is also currently also prohibited by the Written Agreement entered into the Federal Reserve Bank of Chicago (the “FRB”). For details regarding the Written Agreement, refer to Note 14 in the financial statements. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in principal outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.
The discussion and analysis does not include any comments relating to Monarch Community Bancorp since Monarch Community Bancorp has no significant operations. As mentioned in Notes 13 and 14 the Monarch Community Bank and Monarch Community Bancorp are restricted from paying dividends without prior consent from respective regulatory agencies. The information contained in this section should be read in conjunction with the consolidated financial statements.
Monarch’s results of operations depend primarily on its net interest income, which is the difference between interest income earned on loans, investments, and overnight deposits, and interest expense incurred on deposits and borrowings. Monarch’s results of operations also are significantly affected by the level of its gains from sales of mortgage loans.
Critical Accounting Policies
Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the Consolidated Financial Statements. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are defined as those that require assumptions or judgments to be made based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates. Those policies have a greater possibility of producing results that could be materially different than reported if there is a change to any of the estimates, assumptions, or judgments made by us. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions, and judgments used, we identified the determination of the allowance for loan and lease losses to be the accounting estimate that is the most subjective or judgmental.

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
Our determination of the amount of the allowance for loan and lease losses is a critical accounting estimate as it requires the use of estimates and significant judgment as to the amount and timing of expected future cash flows on impaired loans, estimated loss rates on homogenous portfolios, and deliberation on economic factors and trends. Our estimates of collateral on impaired loans are supported by appraisals when the repayment of principal and interest is unlikely. See Note 5 to the Consolidated Financial Statements for more information on the allowance for loan and lease losses.
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
Changes in the estimate of income taxes payable or receivable occur periodically due to changes in tax rates, interpretations of tax law, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impact the relative merits and risks of each tax position. These changes, when they occur, affect accrued income taxes and can be significant to our operating results. See Note 11 to the Consolidated Financial Statements for more information on income taxes.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. The realization of our deferred tax assets is largely dependent upon our ability to generate future taxable income. The Company had a $7.3 million tax valuation allowance as of December 31, 2010 and $3.1 million tax valuation allowance as of December 31, 2009.
Management Strategy
Our primary focus is on increasing market share and profitability by incorporating the mission of making banking fun and easy and by helping our customers retire wealthy. Primary areas of growth will be residential mortgage origination, wealth management and core deposits. Commercial lending will center on loans guaranteed by the US Small Business Administration.
Continued emphasis will be placed on; 1) the development of a dynamic customer service and relationship model, 2) the reduction of non-performing and classified loans, 3) the prudent reduction of non-interest expenses, 4) the implementation of enhanced banking controls, policies and procedures and, 5) the raising of capital sufficient to comply with regulatory requirements.

Changes in Financial Condition from December 31, 2009 to December 31, 2010
General. Monarch’s total assets decreased $26.6 million, or 9.4%, to $256.9 million at December 31, 2010 compared to $283.5 million at December 31, 2009. The decline in assets is largely attributable to the decrease in loans which decreased from $220.9 million at December 31, 2009 to $182.8 at December 31, 2010.
Loans. Loans remain our largest category of interest earning assets and the largest source of revenue. The net loan portfolio decreased $38.1 million, or 17.3%. Gross loans decreased $37.1 million, or 16.3%, from $227.1 million at December 31, 2009 to $190.0 million at December 31, 2010.
Commercial business loans decreased $1.4 million in 2010 as compared to 2009. Commercial real estate loans including multi family loans decreased $10.3 million largely as a result of charge offs in the amount of $5.2 million. Construction loans decreased by $5.7 million, which was primarily due to the reclassification of a large relationship in the amount of $4.1 million to commercial real estate.
Residential loans decreased $15.1 million in 2010, primarily as a result of the migration of one to four family residential loans to the secondary market due to the attractive interest rates available as a result of the decline in interest rates consistent throughout 2010. The decline in the residential portfolio is also attributable to the increased level of charge off activity. The decrease in Home Equity loans of $3.4 million from 2009 to 2010 is also mainly attributable to the refinancing activity seen in the residential market and the declining real estate values.
Installment loans or “Other loans” as categorized in Note 5 include primarily automobile and recreational vehicle loans. Other loans decreased $1.3 million in 2010 mainly due to normal repayments. Please refer to Note 5 to our financial statements for additional information on the composition of our loan portfolio.
Credit Risk. Credit Risk is defined as the risk that borrowers or counter-parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, standby and commercial letters of credit, and deposit account overdrafts. Our overall credit risk position is reflective of the continued weak economy in 2010, with increased levels of net charge offs, non-performing assets and provision for loan and lease losses compared to periods prior to the recession.
Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against the allowance for loan losses. Charge-offs for loan and lease losses were $10.5 million for 2010, compared to $10.6 million for 2009 and $2.0 million for 2008. The increase in charge-offs in 2010 and 2009 was primarily due to charge offs related to commercial relationships and an increased level of nonperforming loans related to weaker economic conditions. We have also seen an increase in charge offs related to one to four family residential mortgages as a result of an increase in foreclosure activity and historically high unemployment rates.
The provision for loan and lease losses was $11.6 million for 2010, compared to the provision for loan and lease losses of $13.3 million for 2009 and the provision for loan and lease losses of $2.7 million for 2008. The increased provision for loan and lease losses in 2010 and 2009 was due to the increased level of charge offs and the deterioration in the loan portfolio mainly due to the deterioration in the economy.
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

Nonperforming assets decreased to $17.1 million as of December 31, 2010 from $18.4 million as of December 31, 2009, mainly due to decreases in nonaccrual loans. Total nonaccrual loans were $14.1 million as of December 31, 2010 compared to $15.6 million as of December 31, 2009. The decrease in nonaccrual loans was primarily due to several large commercial loan relationships returning to an accruing status. The elevated levels of nonaccrual loans seen during 2009 and 2010 are largely due to economic stresses being felt in Michigan and nationally. Borrowers who normally would be able to fulfill their obligations have been unable to do so in the current environment. Impaired loans are commercial loans for which we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The average investment in impaired loans was $15.2 million during 2010 compared to $10.0 million during 2009. At year end, impaired loans were $27.8 million compared to $26.4 million as of December 31, 2009. Given the present state of the economy, we have determined that it is necessary to work with some borrowers to reduce potential losses to the Bank. At December 31, 2010, we had $22.2 million in restructured loans. $17.8 million of the restructured loans were in compliance with the terms of agreement or delinquent less than 90 days.
Securities. The Bank’s securities portfolio decreased $4.6 million, or 28.6%, to $11.5 million at December 31, 2010 from $16.1 million at December 31, 2009. Securities were 4.6% of total assets at December 31, 2010 as compared to 5.7% at December 31, 2009. The decrease was attributable to the sale or maturity of $8.8 million in securities, which was offset by purchases totaling $4.2 million. The Bank invested mainly in short term treasuries. The yield on investment securities has decreased to 3.12% at December 31, 2009 from 3.41% for the same period a year ago. Management has slowed further purchasing of securities due to the decline in the current market yield. With the increase in securities we have continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow.
Liabilities. Monarch’s deposits decreased $7.3 million, or 3.4%, to $206.0 million at December 31, 2010 compared to $213.4 million at December 31, 2009. This decrease was primarily in money market accounts which decreased $16.3 million. Brokered CDs decreased $9.8 million from $25.7 million at December 31, 2009 to $17.1 million at December 31, 2010. The Bank has attempted to reduce its reliance on brokered and large, out of area CDs, although the success of this strategy is dependent on growing core deposits. Retail CD deposits increased $16.3 million. Other interest bearing checking accounts increased $1.4 million. Non-interest bearing deposit accounts increased $1.0 million. The Bank expects its non-interest bearing deposits to increase in the future as a result of strategies to attract more small business depositors and municipal depositors.
Due to the fact that the Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, it may not obtain new brokered funds as a funding source without prior approval of the FDIC and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits (See Note 13 for further discussion on the requirements of the Consent Order). The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points. We have compared the Bank’s current rates with the national rate caps and reduced any rates over the rate cap to fall within those caps. There has been no material impact to our deposit balances resulting from the rate caps.
Federal Home Loan Bank advances decreased $8.2 million, or 18.4%, to $36.45 million at December 31, 2010 from $44.5 million at December 31, 2009. We have used brokered certificates of deposit to diversity our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. For several years our strategy has been to replace borrowed funds and brokered CDs with lower costing core deposits. With the movement of customers from the stock market into more conservative types of investments including deposit products we have been able to take advantage of the shift and significantly reduce our reliance on whole sale funding. We expect this trend to continue even when customers move back to riskier types of investing due to the retention of staff specifically focused on building and broadening customer relationships.
Equity. Total equity amounted to $12.0 million at December 31, 2010 and $23.2 million at December 31, 2009, or 4.7 and 8.2%, respectively, of total assets at both dates. The decrease in equity resulted from the net loss for 2010 of $10.9 million and dividend payments of $343,000, which consisted of dividends accrued but not paid on the Preferred stock. The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually.
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

	Year Ended December 31,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$18,380	$4	0.02%	$11,392	$6	0.05%
Investment securities	14,927	466	3.12	16,591	565	3.41
Other securities	4,142	97	2.34	4,174	74	1.77
Loans receivable	214,488	12,270	5.72	242,289	15,191	6.27

Total earning assets	$251,937	$12,837	5.10	$274,446	$15,836	5.77

Demand and NOW accounts	$40,655	$94	0.23	$34,045	$98	0.29
Money market accounts	49,963	412	0.82	47,923	789	1.65
Savings accounts	20,955	50	0.24	19,113	71	0.37
Certificates of deposit	95,831	2,848	2.97	104,275	3,952	3.79
Fed Funds Purchased	3	—	—	28	—	—
Federal Home Loan Bank advances	43,843	1,968	4.49	53,966	2,429	4.50

Total interest bearing liabilities	$251,250	5,372	2.14	$259,350	7,339	2.83

Net interest income		$7,465			$8,497

Net interest spread			2.96%			2.94%

Net interest margin			2.96%			3.10%

	2008
	Average	Interest
	Outstanding	Earned/	Yield/
	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$8,170	$102	1.25%
Investment securities	9,951	428	4.30
Other securities	4,174	209	5.01
Loans receivable	238,838	16,457	6.89

Total earning assets	$261,133	$17,196	6.59

Demand and NOW accounts	$32,032	$95	0.30
Money market accounts	35,497	1,041	2.93
Savings accounts	19,123	81	0.42
Certificates of deposit	103,569	4,644	4.48
Fed Funds Purchased	56	—	—
Federal Home Loan Bank advances	55,106	2,675	4.85

Total interest bearing liabilities	$245,383	8,536	3.48

Net interest income		$8,660

Net interest spread			3.11%

Net interest margin			3.32%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2010 vs. 2009				2009 vs. 2008
				Total				Total
	Increase (Decrease) Due to			Increase	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(in thousands)				(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$(4)	$4	(2)	(2)	$(98)	$40	$(39)	$(96)
Investment securities	$(47)	$(57)	5	(99)	(89)	286	(59)	137
Other securities	$24	$(1)	(0)	23	(135)	—	—	(135)
Loans receivable	$(1,331)	$(1,743)	153	(2,921)	(1,482)	238	(21)	(1,266)

Total interest-earning assets	$(1,357)	$(1,797)	$155	$(2,999)	$(1,804)	$564	$(119)	$(1,360)

Interest-bearing liabilities
Demand and NOW accounts	$(19)	$19	(4)	(4)	(3)	6	(0)	3
Money market accounts	$(394)	$34	(17)	(377)	(457)	364	(160)	(252)
Savings accounts	$(25)	$7	(2)	(21)	(10)	(0)	0	(10)
Certificates of deposit	$(853)	$(320)	69	(1,104)	(719)	32	(5)	(692)
Fed Funds Purchased	$—	$—	$—	—	—	—	—	—
Federal Home Loan Bank advances	$(7)	$(456)	1	(461)	(195)	(55)	4	(246)

Total interest-bearing liabilities	$(1,298)	$(716)	$47	$(1,967)	$(1,383)	$347	$(161)	$(1,197)

Net interest income				$(1,032)				$(163)

Comparison of Results of Operations for the Years Ended December 31, 2010, 2009, and 2008
General. Monarch reported a net loss of $10.9 million for the year ended December 31, 2010 compared to net loss of $19.4 million for the year ended December 31, 2009 and net income of $298,000 million in 2008. The Bank recorded $9.6 million in goodwill impairment in 2009. The explanation of this change is detailed under “Goodwill” in the “Changes in Financial Condition” section. The reasons for the change in net income for the years are discussed below.
Net Interest Income. Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. Net interest income before provision for loan losses decreased to $7.5 million for 2010 compared to $8.5 million in 2009, following a decrease from $8.7 million in 2008.
Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Our net interest margin has decreased from 3.32% in 2008 to 2.96% in 2010. The decrease from 2008 to 2010 is primarily due to the declining interest rate environment consistent throughout 2008, 2009 and 2010 and declining balances on earning assets. The elevated level of non-performing loans has also has a significant impact on the yield generated by the loan portfolio.
Interest Income. Total interest income in 2010 decreased $3.0 million primarily due to the low interest rates consistent since 2009 and the impact of the nonaccrual interest adjustment on nonperforming loans. This followed a $1.3 million decrease in 2009 compared to 2008 which is also attributable to declining interest rates. In both 2008 and 2009 the decline in average yield significantly offset the increase in average loans outstanding.
Interest Expense. Total interest expense decreased $2.0 million in 2010 compared to 2009. This followed a decrease of $1.2 million in 2009 compared to 2008. The decrease in 2010 was primarily the result of a reduction in the rates we paid on deposits, principally reflecting a 65 basis point decrease in the cost of time deposits between the periods, due to continuing low market interest rates. As a result, our average cost of funds, including the effect of interest-free demand deposits, decreased to 2.14% in 2010 from 2.83% in 2009. While the decrease in 2009 was also attributable to the declining interest rate environment, the increase in average deposits offset the decrease in average borrowings and the decline in interest rates in 2009 compared to 2008. The increase in average deposits in 2008 and 2009 was primarily due to an increase in average money market accounts of $12.4 million from 2008 to 2009. In the past the Bank has had difficulty in reducing its cost of funds because of increased market rates for CDs and further competition for money market deposits which has also resulted in higher rates being paid. Growing lower cost core deposits remains a challenge in our current market area. Our reliance on money market accounts, brokered CDs and FHLB borrowings continues to have an impact on our high cost of funds.
Provision for Loan Losses. The Bank recorded a provision for loan losses of $11.6 million for the year ended December 31, 2010 compared to $13.3 million in 2009 and $2.7 million for the same periods in 2008.
The continued high level of provision for 2010 was necessitated by net charge-offs of $10.5 million in 2010 and increased loan delinquencies at December 31, 2010 as compared to December 31, 2009. Nonperforming assets increased to 6.64% of assets at December 31, 2010 compared to 6.5% at December 31, 2009. These levels have increased over the previous two years (see “Selected Financial and Other Data” and “Credit Risk”). Please refer to Note 4 to our financial statements for additional information on our provision for loan losses.
Non-interest Income. Non-interest income decreased to $3.7 million for the year ended December 31, 2010 compared to $5.0 million for the same period in 2009. Non-interest income increased to $5.0 million in 2009 compared to $3.6 million for 2008.
Fees and service charges were $2.0 million for 2010, $2.2 million for 2009, and $2.3 million for 2008. The decline in fees and service charges is a result of a decline in income for the Bounce protection program and loan fees offset by increased income from brokering residential mortgage loans. Income from the Bounce Protection program has decreased from $1.4 million in 2008 to $1.2 million in 2010 due to decreased customer usage. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base due to the increased regulatory changes that became effective July 1, 2010.
Income from brokering residential mortgage loans decreased to $65,000 in 2010 from $83,000 in 2009. 2009 increased to $83,000 compared to $42,000 in 2008. During 2006, the Bank developed new mortgage banking relationships with several brokerage companies. The Bank has continued to utilize these companies as a resource for lending opportunities. The Bank does not expect brokered loan income to be a significant source of income in the future. Loan fees have declined from $130,000 in 2008 to $66,000 in 2010 due to competitive pressures as well as lower originations of construction and consumer loans.
Gain on sale of loans decreased to $1.0 million in 2010 from $2.1 million in 2009 compared to an increase in 2009 from $627,000 in 2008. The increase in 2009 was largely due to the falling rate environment which generated a significant amount of one to four family residential mortgage refinancing. Loan servicing income also increased from $443,000 in 2008 to $477,000 in 2010. Our strategy, which began in 2007, has been to sell as many of the residential mortgage originations as possible to manage the Bank’s interest rate risk, credit risk and liquidity
Other income decreased $99,000 in 2010 compared to 2009 primarily due to an impairment charge of $335,000 taken against an investment in a low cost housing that provided tax credits. An increase in gain on the sale of foreclosed assets of $190,000 in 2010 compared to 2009 offset the impairment charge. Other income remained relatively stable in 2009 from 2008. Gain on the sale of foreclosed properties decreased $54,000 in 2009 compared to 2008. These fluctuations in the outcome of the disposition of foreclosed assets were created by changes in the housing market. The Bank does occasionally experience a gain on sale of foreclosed property, as it has become increasingly more conservative in valuing these properties upon acquisition. Management expects 2011 to be similar to 2010 in terms of foreclosure activity and thus potential gains or losses on subsequent sales of the foreclosed properties.
Non-interest Expense. Non-interest expense decreased $9.8 million in 2010 from $20.1 million in 2009 to $10.3 million in 2010, following an increase of $11.1 million in 2009 compared to 2008. The increase in non-interest expense in 2009 was primarily due to the impairment charge of $9.6 million on goodwill.
Salaries and employee benefits expense decreased to $4.3 million in 2010 as a result of a reduction in force taken in the third quarter in 2010. Salaries and employee benefits expense increased from slightly from $4.5 million in 2008 to $4.8 million in 2009 as a result of normal increases in salaries and wages. Retaining qualified staff continues to be a priority of Management.
Repossessed property expense has decreased from $822,000 in 2009 to $631,000 in 2010 primarily due to a decrease in impairment charges taken year over year on foreclosed properties. Repossessed property expense has increased from $219,000 in 2008 to $822,000 in 2009 due to increased collection and repossession activity as our nonperforming assets increased. Management continues to focus on better management of properties during the holding period, better sales efforts that have led to shorter holding periods and decreased impairment write-downs due to better valuation techniques at the time of foreclosure.
Professional services expenses increased to $809,000 in 2010 compared to $530,000 in 2009 primarily due to increases in legal fees associated with non-performing assets. Professional services expenses increased to $530,000 in 2009 compared to $401,000 in 2008 primarily due to increases in legal fees associated with non-performing loans and with the issuance of preferred stock and common stock warrants as part of the Capital Purchase Program transaction completed in 2009. We expect professional services expenses to remain elevated in 2011 due to the additional costs associated with working with problem loans.
Amortization expense of intangible assets has decreased consistent with the aging of the Core Deposit Intangible established upon the acquisition of MSB Financial in 2004. As indicated in Note 2 to the Company’s financial statements, this expense will continually decline over the remaining life of the related asset.
Mortgage banking expense has decreased $122,000 to $424,000 in 2010 compared to $546,000 in 2009. This was a result of the slowdown in residential mortgage refinancing. Mortgage banking increased $140,000 compared to $406,000 in 2008. This a result of an increase in amortization of mortgage servicing rights as a result of a continued increase in mortgage loan payoffs due to refinancing associated with the decrease of interest rates beginning in the fourth quarter of 2008 and continuing through 2009.
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
Other general and administrative expense has increased to $1.8 million in 2010 from $1.5 million in 2009, following an increase from $1.2 million in 2008. The increases in 2008, 2009 and 2010 were largely due to the increase in FDIC insurance coverage. In 2009, the increase in FDIC insurance included a $136,000 one-time special assessment on all insured financial institutions equal to approximately 5 basis points of total assets, less tier one equity, and the quarterly increases implemented during the year.
Federal Income Taxes. Our effective tax rate for purposes of the tax provision was -1.92% in 2010 compared to 2.75% in 2009 and 25.3% in 2008. For 2009, the reduced effective tax rate was the non-deductible write-off of goodwill and the allowance placed on our deferred tax asset. In prior years the difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

Liquidity and Commitments
We are required to maintain appropriate levels of liquid assets under FDIC regulations. Appropriate levels are determined by our Board of Directors and Management and are included in our asset liability management policy. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We have maintained liquidity at levels above those believed to be adequate to meet the requirements of normal operations, including new loan funding and potential deposit outflows. At December 31, 2010, our liquidity ratio, which is our liquid assets as a percentage of total deposits less certificates of deposit maturing in more than one year and plus borrowings maturing in one year or less, was 25.7%. This level of liquidity is higher than that maintained last year. Management has taken steps to increase liquidity and is confident it will be able to effectively address the Bank’s liquidity needs.
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
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits, including fed funds, and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2010, totaled $55.5 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.
If necessary, additional funding sources include additional deposits (including core deposits) and Federal Home Loan Bank advances. Based on current collateral levels, at December 31, 2010, Monarch could borrow an additional $13.3 million from the Federal Home Loan Bank at prevailing interest rates. We anticipate we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. For the year ended December 31, 2010, Monarch had a net increase in cash and cash equivalents of $18.6 million as compared to a net decrease of $17.1 million for the year ended December 31, 2009.
The Company’s primary sources of funds during 2010 were operations of $2.1 million, proceeds from the sale and maturities of securities of $8.8 million, and $24.8 million in principal loan collections in excess of loan originations The primary uses of funds in 2010 were the repayment of $8.2 million of FHLB advances and purchases of securities of $4.2 million and a decrease in deposits of $7.3 million.
The Company’s primary sources of funds during 2009 were operations of $1.7 million, increase in deposits of $21.0 million and $6.8 million increase generated by the issuance of preferred stock. The primary uses of cash in 2009 were the repayment of $15.7 million of FHLB advances and purchase of securities of $17.8 million.
Off-Balance Sheet Arrangements
At December 31, 2010, the total unused commercial and consumer lines of credit were $14.7 million and there were outstanding commitments under letters of credit of $150,000. At December 31, 2009, the total unused commercial and consumer lines of credit were $17.9 million and there were outstanding commitments under letters of credit of $160,000. The Company has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Capital
Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Note 12 to the Financial Statements details the capital position of the Bank as well as the capital levels necessary to remain well capitalized. At December 31, 2009 the equity to assets ratio of the Company was 4.7%. See also “Regulatory Orders” below.
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
Regulatory Orders
On September 21, 2010 the Company entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”). Among other things, the Written Agreement requires that the Company obtain the approval of the FRB prior to paying a dividend; prohibits the Company from purchasing or redeeming any shares of its stock without the prior written approval of the FRB, and; requires the Company to submit cash flow projections for the Company to the FRB on a quarterly basis. A Form 8-K was issued with the complete details of the Written Agreement. In response to these requirements, no preferred stock dividends or common stock dividends were made in 2010 and we have begun submitting cash flow projections quarterly.
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
1.	Hiring a new President and CEO

2.	Hiring a new Chief Lending Officer

3.	Implementing a Reduction-In-Staff program that decreased the Bank’s Full Time Equivalent (FTE) by 21 and reduced expenses by approximately $825,000 on an annualized basis.

4.	Appointing a Chief Risk Management Officer.

5.	Purchasing and implementing advanced credit analysis software and document tracking system to enhance credit analysis and credit monitoring functions

6.	The development and initial execution of plans to reduce classified assets and concentrations of credit. This includes the completion of a loan review by an outside consulting firm. The firm reviewed approximately 79% of the total loan portfolio and made no recommendations for charge-offs or special reserves on the loans they reviewed. In addition, they reviewed the methodology and adequacy of the Allowance for Loan and Lease Losses and found them to be reasonable.

7.	The formation of an executive level committee to review the status of all substandard and doubtful loans on a weekly basis and to review all special mention loans on at least a monthly basis.

8.	The initiation of multiple dialogues with investment bankers regarding the raising of additional capital. No substantive plans have been developed to date. The Bank continues to evaluate options.

9.	The enhancement of loan policies and procedures.

10.	The evaluation of initiatives to enhance non-interest income for the bank
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
At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2010 and 2009 we sold $32.6 million and $90.2 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.
Monarch uses an internally generated model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. The information presented in the following table presents the expected change in Monarch’s net portfolio value at December 31, 2010 that would occur upon an immediate change in interest rates.

Change in Interest Rates				Net Portfolio Value as %
Basis Points (“bp”)	Net Portfolio Value			of Present Value of Assets
(Rate Shock in Rates) (1)	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	21,718	2,991	16%	8.57%	145	bp
+ 200 bp	21,077	2,350	13%	8.20%	108	bp
+100 bp	19,822	1,095	6%	7.62%	50	bp
0 bp	18,727	0		7.12%		0
-100 bp	18,170	-577	-3%	6.83%	-29	bp
-200 bp	19,495	769	4%	7.24%	+12	bp
-300 bp	21,678	2,951	16%	7.97%	+85	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
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
The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2010. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

Principal Amount Maturing In:

						2015 and		Fair Value
	2010	2011	2012	2013	2014	beyond	Total	12/31/2010
Rate-sensitive assets
Fed funds and overnight deposits	$34,909	$—	$—	$—	$—	$—	$34,909	$34,909
Average interest rate	0.05%

Securities	$638	$2,270	$1,395	$1,211	$1,685	$8,549	$15,748	$16,063
Average interest rate	3.32%	4.00%	4.21%	4.25%	4.74%	4.76%

Gross loans	$18,556	$20,737	$23,278	$26,803	$12,606	$125,158	$227,138	230,866
Average interest rate	5.88%	6.34%	6.98%	6.70%	6.65%	6.16%

Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$100,438	$—	$—	$—	$—	$—	$100,438	$100,350
Average interest rate	0.89%

Certificates of deposit	$45,707	$29,097	$6,647	$12,730	$3,755	$572	$98,508	$99,978
Average interest rate	2.63%	3.46%	3.99%	4.17%	3.76%	4.18%

FHLB advances	$8,168	$16,175	$13,116	$7,059	$—	$—	$44,518	$48,260
Average interest rate	5.64%	3.45%	5.08%	4.10%

ITEM 8. Financial Statements and Supplementary Data
Monarch Community Bancorp, Inc. and Subsidiaries

Monarch Community Bancorp, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
Board of Directors
Monarch Community Bancorp, Inc. and Subsidiaries
We have audited the consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31. 2010 and 2009 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Corporation has suffered recurring losses from operations and as of December 31, 2010 did not meet the minimum capital requirements as established by the regulators which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Plante & Moran, PLLC
Auburn Hills, Michigan
March 31, 2011

3

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$7,065	$12,631
Federal Home Loan Bank overnight time and other interest bearing deposits	34,909	10,723

Total cash and cash equivalents	41,974	23,354

Securities — Available for sale (Note 4)	11,466	16,063
Securities — Held to maturity (Note 4)	10	23
Other securities (Note 4)	3,865	4,237
Loans held for sale	693	809
Loans, net (Note 5)	182,768	220,875
Foreclosed assets, net (Note 7)	2,972	2,839
Premises and equipment (Note 8)	4,122	4,467
Core deposit (Note 3)	390	532
Other assets (Notes 6 and 11)	8,608	10,005

Total assets	$256,868	$283,204

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$15,394	$14,422
Interest-bearing (Note 9):	190,634	198,946

Total deposits	206,028	213,368

Federal Home Loan Bank advances (Note 10)	36,350	44,518
Accrued expenses and other liabilities (Note 16)	2,472	2,155

Total liabilities	244,850	260,041

Stockholders’ Equity (Notes 13, 14, 15 and 20)
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of December 31, 2010 and 2009	6,750	6,739
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at December 31, 2010 and 2,044,606 issued and outstanding at December 31, 2009	20	20
Additional paid-in capital	21,146	21,212
(Accumulated deficit)	(15,591)	(4,355)
Accumulated other comprehensive income	257	223
Unearned compensation	(564)	(676)

Total stockholders’ equity	12,018	23,163

Total liabilities and stockholders’ equity	$256,868	$283,204

See Notes to Consolidated Financial Statements.

4

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Operations
(000s omitted)

	Year Ended December 31,
	2010	2009	2008
Interest Income
Loans, including fees	$12,270	$15,191	$16,457
Investment securities	563	639	637
Federal funds sold and overnight deposits	4	6	102

Total interest income	12,837	15,836	17,196
Interest Expense
Deposits	3,404	4,910	5,861
Federal Home Loan Bank advances	1,968	2,429	2,675

Total interest expense	5,372	7,339	8,536

Net Interest Income	7,465	8,497	8,660
Provision for Loan Losses (Note 5)	11,602	13,349	2,712

Net Interest Income (Loss) After Provision for Loan Losses	(4,137)	(4,852)	5,948
Noninterest Income

Fees and service charges	2,019	2,224	2,314
Loan servicing fees	477	458	443
Net gain on sale of loans	1,006	2,090	627
Net gain (loss) on sale of investment securities (Note 4)	76	10	2
Net gain (loss) on disposal of premises and equipment	—	(7)	—
Other income (Note 7)	119	218	217

Total noninterest income	3,697	4,993	3,603
Noninterest Expense
Salaries and employee benefits (Note 16, 20 and 21)	4,274	4,818	4,584
Occupancy and equipment (Note 8)	914	1,044	1,032
Data processing	807	700	777
Mortgage banking	424	546	406
Professional services	809	530	401
Amortization of intangible assets (Note 3)	142	149	181
NOW account processing	209	149	176
ATM/Debit card processing	235	232	200
Repossessed property expense (Note 7)	631	822	219
Other general and administrative	1,792	1,488	1,176
Goodwill Impairment (Note 3)	—	9,607	—

Total noninterest expense	10,237	20,085	9,152

Income (Loss) - Before income taxes	(10,677)	(19,944)	399
Income Taxes (Note 11)	205	(548)	101

Net Income (Loss)	$(10,882)	$(19,396)	$298

Dividends and accretion of discount on preferred stock	$354	$315	$—
Net Income (Loss) available to common stockholders	$(11,236)	$(19,711)	$298

Earnings (Loss) Per Share
Basic	$(5.68)	$(10.03)	$0.14
Diluted	$(5.68)	$(10.03)	$0.14
See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Stockholder’s Equity
(000s omitted)

	Preferred					(Accumulated	Accumulated
	Stock		Common		Additional	deficit)	Other
	Number of		Stock Number		Paid in	Retained	Comprehensive	Unearned
	Shares	Amount	of Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Total
Balance - January 1, 2008		$—	2,321,585	$23	$23,828	$16,341	$52	$(1,158)	$39,086

Vesting of 17,289 restricted shares								227	227
Allocation of ESOP shares (Note 20)					15			93	108

Repurchase of 275,483 shares at average price of $9.81/share			(275,483)	(3)	(2,701)				(2,704)
Stock option expenses					10				10
Comprehensive Income (Loss):
Net Income						298			298
Change In unrealized loss on securities available-for-sale, net of tax							17		17

Total comprehensive income (loss)									315
Dividends paid ($0.36/share)	—	—	—	—	—	(772)	—	—	(772)

Balance - December 31, 2008	—	—	2,046,102	$20	$21,152	$15,867	$69	$(838)	$36,270

Vesting of 4,978 restricted shares								$65	65
Allocation of ESOP shares (Note 20)					$(39)			93	54
400 of forfeited shares at an average price of $11.17/share			(400)		(5)			5	—

Repurchase of 3,013 shares at average price of $3.90/share			(1,096)		(3)				(3)
Issuance of 6,785 shares of preferred stock and 260,962 of common stock warrants through the U.S. Treasury’s Capital Purchase Program,	6,785	$6,729			56				6,785
Stock option expenses					50				50
Comprehensive Income (Loss):
Net (Loss)						$(19,396)			(19,396)
Change in unrealized loss on							$154		154
securities available-for-sale, net of tax									—

Total comprehensive income (loss)									(19,242)
Dividends on preferred stock and accretion of discount		10				(315)			(305)
Dividends paid ($0.25/share)	—	—	—	—	—	(511)	—	—	(511)

Balance - December 31, 2009	6,785	$6,739	2,044,606	$20	$21,212	$(4,355)	$223	$(676)	$23,163

Issuance of 8,333 shares of common stock at an average price of $1.20/share in connection with employment of CEO			8,333		$10				10
Vesting of 1,178 restricted shares								$14	14
Allocation of ESOP shares (Note 20)					(77)			93	16
400 of forfeited shares at an average price of $11.50/share			(400)		(5)			5	—
Repurchase of 3,054 shares at average price of $1.20/share			(3,054)		(4)				(4)
Stock option expenses					10				10
Comprehensive Loss:
Net (Loss)						$(10,882)			(10,882)
Change in unrealized loss on									—
securities available-for-sale, net of tax							$34		34

Total comprehensive (loss)									(10,848)
Dividends on preferred stock and accretion of discount	—	11	—	—	—	(354)	—	—	(343)

Balance - December 31, 2010	6,785	$6,750	2,049,485	$20	$21,146	$(15,591)	$257	$(564)	$12,018

See Notes to Consolidated Financial Statements.

6

Monarch Community Bancorp, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(000s omitted)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(10,882)	$(19,396)	$298
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,133	1,297	1,082
Provision for loan loss	11,602	13,349	2,712
Stock option expense	10	50	10
(Gain) on sale of foreclosed assets	(203)	(13)	(68)
Deferred income taxes	338	237	(270)
Mortgage loans originated for sale	(33,504)	(90,197)	(28,273)
Proceeds from sale of mortgage loans	33,620	92,337	28,464
Gain on sale of mortgage loans	(1,006)	(2,090)	(627)
Gain on sale of available for sale securities	(76)	(10)	(2)
Loss on sale of premises and equipment	—	7	—
Earned stock compensation	40	119	335
Goodwill Impairment	—	9,607	—
Net change in:
Accrued interest receivable	798	146	64
Other assets	(458)	(3,721)	341
Accrued expenses and other liabilities	317	(72)	(390)

Net cash provided by operating activities	1,729	1,650	3,676
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(4,217)	(17,815)	(3,519)
Repurchase of FHLB Stock	372	—	—
Proceeds from sale of securities	4,808	10,774	5,691
Proceeds from maturities of securities	4,000	—	208
Activity in held-to-maturity securities:
Purchases	—	—	(7)
Proceeds from maturities of securities	13	14	—
Loan originations and principal collections, net	24,763	10,846	(27,672)
Proceeds from sale of foreclosed assets	2,753	1,579	1,715
Purchase of premises and equipment	(89)	(484)	(254)

Net cash provided by (used in) investing activities	32,403	4,914	(23,838)
Cash Flows From Financing Activities
Net (decrease)increase in deposits	(7,340)	21,212	14,220
Repurchases of common stock	(4)	(3)	(2,704)
Dividends paid	—	(816)	(772)
Proceeds from FHLB advances	(8,168)	—	44,500
Repayment of Fed Funds Purchased	—	(1,000)	—
Repayment of FHLB advances	—	(15,660)	(42,652)
Issuance of Preferred Stock	—	6,785	—

Net cash (used in) provided by financing activities	(15,512)	10,518	12,592

Net Increase (Decrease) in Cash and Cash Equivalents	18,620	17,082	(7,570)
Cash and Cash Equivalents - Beginning	23,354	6,272	13,842

Cash and Cash Equivalents - End	$41,974	$23,354	$6,272

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
Use of Estimates — The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset, valuation of investment securities, and the valuation of the foreclosed assets.
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
Cash and Cash Equivalents — For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to approximately $732,000 and $461,000, respectively.

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
A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not cassified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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
The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2010	2009	2008
Change in unrealized holding gain on available-for-sale securities	$128	$234	$25
Reclassification adjustment for (gains) losses realized in income	(76)	(10)	(2)

Net unrealized gains (losses)	$52	$224	$23
Tax effect	(18)	(70)	(6)

Net-of-tax amount	$34	$154	$17

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
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	2010	2009	2008
Basic earnings (loss) per share
Numerator:
Net income (loss)	$(10,882)	$(19,396)	$298
Dividends and accretion of discount on preferred stock	$354	$315	$—

Net Income (loss) available to common stockholders	$(11,236)	$(19,711)	$298
Denominator:
Weighted average common shares outstanding	2,045	2,046	2,159
Less: Average unallocated ESOP shares	(65)	(74)	(83)
Less: Average non-vested RRP shares	(1)	(6)	(11)

Weighted average common shares outstanding for basic earnings per share	1,979	1,966	2,065

Basic earnings (loss) per share	$(5.68)	$(10.03)	$0.14

Diluted earnings (loss) per share
Numerator
Net Income (loss) available to common stockholders	$(11,236)	$(19,711)	$298

Denominator:

Weighted average common shares outstanding	1,979	1,966	2,065
Add: Dilutive effects of assumed exercises of stock options	—	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,979	1,966	2,065

Diluted earnings (loss) per share	$(5.68)	$(10.03)	$0.14

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
At December 31, 2010, stock options and warrants not considered in computing diluted earnings per share because they were antidilutive totaled 423,124 and 772 non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive. At December 31, 2009, there were 455,324 antidilutive stock options and 2,150 non-vested RRP shares. At December 31, 2008, there were 162,262 antidilutive stock options and 7,528 non-vested RRP shares.
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
Recent Accounting Pronouncements — The FASB issued new guidance in 2009 on the accounting for transfers of financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity. Other changes from current accounting standards include new de-recognition criteria for a transfer to be accounted for as a sale, and a change to the amount of recognized gain/loss on transfers accounted for as a sale when beneficial interests are received by the transferor. This new standard is applied prospectively to new transfers of financial assets and was effective for the first annual period beginning after November 15, 2009 and interim periods within that first annual period. The Company has adopted this standard.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers into and out of Levels 1, 2, and 3, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation technique (e.g., market approach, income approach, or cost approach) and inputs used to measure fair value was required for recurring, nonrecurring, and Level 2 and 3 fair value measurements. These provisions of the ASU were effective for the Company’s reporting period ending March 31, 2010. The ASU also requires that Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements related to Level 3 activity, the adoption will have no impact on the Company’s statements of income and condition.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires that the Company provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the allowance for loan and lease losses (the “Allowance”). This ASU also requires the Company to disclose on a prospective basis, additional information related to credit quality indicators, non-accrual loans and leases, and past due information. The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements as of and for the year ended December 31, 2010. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption had no impact on the Company’s statements of income and condition. See Note 5 to the Consolidated Financial Statements for the required disclosures.
Supplemental Cash Flow Information (000s omitted)

	December 31,
	2010	2009	2008
Cash paid for:
Interest	$5,428	$7,468	$8,553
Income taxes	$—	$210	$400

Noncash investing activities -
Loans transferred to real estate in judgement	$5,033	$2,380	$1,715
Real estate in judgement transferred to real estate owned	$3,671	$4,240	$2,528
Reclassifications — Certain prior year amounts have been reclassified to conform with current year presentation.
Note 2 — Management’s Plan (Unaudited)
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create uncertainty about the Company’s ability to continue as a going concern.
The Company recorded net losses to common shareholders of $11.2 million in 2010 and $19.7 million in 2009. These results were largely due to losses from the loan portfolio. During 2010 and 2009 the Company recorded provisions for loan losses of $11.6 million and $13.3 million, respectively. Total nonperforming assets amounted to $17.0 million at December 31, 2010 compared to $18.4 million as of December 31, 2009. The levels of nonperforming assets remained elevated throughout 2010 and 2009 as the persistently weak economic conditions continued to impact many of the Company’s commercial and residential loan customers. The local economy remains weak as evidenced by elevated unemployment levels.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 — Management’s Plan (Unaudited) (Continued)
Other items impacting the 2010 and 2009 results included a cumulative $10.4 million charge to establish a valuation allowance on the entire balance of the Company’s deferred tax assets and a $9.6 million charge in 2009 to record goodwill impairment, after which no goodwill remained on the Company’s balance sheet.
As a result of losses during 2010 and 2009 and the level of non-performing assets, the Board of Directors of the Company has significantly changed the strategic direction and focus of the Bank to improve its internal operations and to work out of its problem loans and assets. During the second quarter of 2010, the Board of Directors elected a new President of the Bank. The Company has since worked closely with its regulators at the FRB and the Bank’s regulators at the FDIC and OFIR to put in place improved controls and procedures. The Board has implemented additional corporate governance practices and disciplined business and banking principles, including additional Board oversight, specific plans to reduce substandard assets and credit concentrations, more conservative lending principles that comply with regulatory standards, the appointment of experienced and disciplined lending and compliance personnel, the engagement of a third party loan review and the replacement of the existing internal audit function with a comprehensive internal audit performed by an external CPA firm. The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.
As discussed in Note 12, in May 2010 Monarch Community Bank entered into a Consent Order with the FDIC and OFIR. The Consent Order covers various aspects of the Bank’s financial condition and performance; loan administration; and capital planning. The Bank has already addressed or taken steps to address the requirements of the Consent Order and manages its comprehensive plan to address all of the requirements of the Consent Order. We believe we have complied with all the provisions of the Consent Order, except with respect to the capital requirements.
The Consent Order required the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 9% and a Total Risk Based Capital Ratio of at least 11%. At December 31, 2010, the Bank’s Tier 1 Leverage Ratio was 4.36% and the Total Risk Based Ratio was 8.08%, which would qualify the Bank as “adequately capitalized” under the regulatory capital standards, absent the Consent Order. The Bank would need a capital injection of approximately $12.5 million as of December 31, 2010 in order to comply with the Tier 1 Ratio requirement and would need a capital injection of approximately $6.0 million in order to comply with the Total Risk Based Ratio requirement of the Consent Order.
The Company has developed a capital plan including evaluation of alternatives to reach and maintain the capital levels required by the Consent Order. Achievement of these capital levels could be impacted, positively or negatively by a variety of uncertainties including, but not limited to, earnings levels, changing economic conditions, asset quality, property values and the receptiveness of capital markets to new capital offerings of Monarch Community Bancorp, Inc.
Strategies to increase the Bank’s regulatory capital ratios in order to comply with the capital requirements of the Consent Order include improving earnings, improving asset quality, preserving capital through suspension of dividends, and raising additional capital. Following is more information regarding these strategies:

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 — Management’s Plan (Unaudited) (Continued)
Earnings improvements. Steps to reduce expenses have already resulted in the elimination of approximately $800,000 from the Bank’s annualized operating costs. The reduction in wholesale funding has improved the Bank’s net interest margin in 2010, improving its capacity to generate net interest income and enhancing franchise value. We also have implemented strategies to improve non interest income sources including mortgage banking and investment advisory and referral services.
Improving asset quality. Management has focused significant resources toward improving asset quality over 2010. This included utilizing an external loan review company to conduct two independent reviews of the bank’s commercial loan portfolio. All loans greater than $500,000 were reviewed, along with a selection of loans with balances less than $500,000. No additional charge-offs or loan loss provisions were recommended by the loan review company.
Likewise, in 2010 management replaced the internal audit function, previously performed by bank employees. Management now utilizes an external CPA firm to provide this service. As part of the 2010 internal audit function, the CPA firm assisted the bank In developing a new, comprehensive Sarbanes Oxley Key Control Matrix. They then performed an internal audit based on, among other things, these key controls. No material weaknesses were identified through this audit process.
During 2010, non-accrual loans declined from $15.6 million at December 31, 2009 to $14.1 million at December 31, 2010. This reflects the implementation of weekly problem loan meetings that focus on the development and execution of detailed plans for each problem loan in the portfolio. It also reflects the restructuring and additional Staffing in our credit administration department, which provides support for the commercial lenders.
Preserving capital. The Bank did not pay dividends to the Company during 2010. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and to repurchase common stock. To preserve Bank capital, the Company has suspended payment of dividends on common and preferred stock.
Asset Reduction. Total assets were reduced by $26 million to $257 million at December 31, 2010, from $283 million at December 31, 2009. The decrease in total assets was largely from a reduction of $38 million in the Company’s loan portfolio from efforts to reduce concentration in certain loan types. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of hospitality and land development loans, the portfolios primarily responsible for loan losses in 2010 and 2009. Increased emphasis has been placed on obtaining updated property valuations and “right- sizing” of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank. Further asset reductions in these areas are expected in 2011 as we continue to execute this plan.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2 — Management’s Plan (Unaudited) (Continued)
The Company also remains active at exploring alternatives to raising new capital. During the fourth quarter of 2010, the Company engaged an independent consulting firm to assess the risk in the Company’s loan portfolio, an important step in supporting its capital planning efforts. The extent and timing of capital raising initiatives in 2011 will consider this assessment as well as the results of the other strategies noted above.
These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Note 3 — Goodwill and Intangible Assets

	(In thousands of Dollars)
	Gross	Accumulated	Net
2010
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,691	$390

2009
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,549	$532

Aggregate amortization expense was $142,000, $149,000, and $181,000 for 2010, 2009, and 2008 respectively.

Year Ending
December 31
2011	$142
2012	142
2013	106

Total	$390

In 2009, Management evaluated goodwill for impairment and recorded a valuation allowance of $9.6 million.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 — Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
2010
Available-for-sale securities:
U.S. government agency obligations	$1,619	$63	$—	$1,682
Mortgage-backed securities	3,914	110		4,024
Obligations of states and political subdivisions	5,543	217	—	5,760

Total available-for-sale securities	$11,076	$390	$—	$11,466

Held-to-maturity securities:
Municipal securities	$10	$—	$—	$10

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
2009
Available-for-sale securities:
U.S. Treasury	$1,055	$16	$—	$1,071
U.S. government agency obligations	3,155	41	—	3,196
Mortgage-backed securities	5,454	82		5,536
Obligations of states and political subdivisions	6,061	199	—	6,260

Total available-for-sale securities	$15,725	$338	$—	$16,063

Held-to-maturity securities:
Municipal securities	$23	$—	$—	$23

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 4 — Securities (Continued)
The amortized cost and estimated market values of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$10	$10	$900	$910
Due in one through five years	—	—	4,974	5,183
Due after five years through ten years	—	—	1,288	1,349
Due after ten years	—	—	—	—

Total	$10	$10	7,162	7,442

Mortgage-backed securities			3,914	4,024

Total available-for-sale securities			$11,076	$11,466

For the years ended December 31, 2010, 2009 and 2008, proceeds from sales of securities available for sale amounted to $4,808,000, $10,774,000 and $5,691,000, respectively. Gross realized gains amounted to $76,000, $10,000, and $2,000, respectively. There were no gross realized losses recognized in 2010, 2009 or 2008.
The Corporation had no gross unrealized losses as of December 31, 2010 and 2009.
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
Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates market value. Monarch Community Bank had $5.7 and $7.3 million in pledged securities as collateral for Federal Home Loan Bank Advances at December 31, 2010 and 2009 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss
A summary of the balances of loans follows (000s omitted):

	December 31,
	2010	2009
Mortgage loans on real estate:
One-to-four family	$93,294	$108,354
Multi-family	4,783	5,421
Commercial	62,998	72,689
Construction or land development	3,873	9,528

Total real estate loans	164,948	195,992

Consumer loans:
Home equity	14,814	18,174
Other	3,403	4,706

Total consumer loans	18,217	22,880

Commercial business loans	6,882	8,266

	190,047	227,138
Subtotal

Less: Allowance for loan losses	6,850	5,783
Net deferred loan fees	429	480

Loans, net	$182,768	$220,875

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Our delinquent loans consist largely of commercial real estate loans. An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of December 31, 2010 is as follows:

	30-69	60-89	Loans 90
	DaysPast	DaysPast	Days or More	Total Past	Current
	Due	Due	Past Due	due Loans	Loans	Total Loans
Commercial	$89	$—	$1,118	$1,207	$5,675	$6,882
Commercial Real Estate:
Multi-family	—	—	339	339	4,444	4,783
Commercial Real Estate — other	125	2,752	3,751	6,628	56,370	62,998
Consumer:
Consumer — other	239	19	192	450	17,437	17,887
Consumer — auto	7	—	—	7	323	330
Residential:
Residential — prime	1,090	797	935	2,822	73,729	76,551
Residential — subprime	284	91	163	538	16,205	16,743
Construction:
Construction — prime	169	—	—	169	3,704	3,873
Construction — subprime	—	—	—	—	—	—

Total	$2,003	$3,659	$6,498	$12,160	$177,887	$190,047

All commercial loans will be assigned a risk rating by the Credit Analyst at inception. The risk rating system is composed of eight levels of quality and utilizes the following definitions.
Risk Rating Scores by definition:
1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
2.	One (1) Excellent. A well structured credit relationship to an established borrower. Loans to entities with a strong financial condition and solid earnings history, characterized by:
•	High liquidity, strong cash flow, low leverage.

•	Unquestioned ability to meet all obligations when due.

•	Experienced management, with management succession in place.

•	Debt to worth ratio of 1:1 or less.

•	Steady and above average earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Readily accessible to capital markets and alternative financing.

•	Industry is mature with favorable outlook.

•	Loan structure within policy guidelines.

•	Loan is performing as agreed.

•	The probability of serious, rapid financial deterioration is extremely small.

•	Outstanding primary and secondary sources of repayment.
3.	Two (2) Above Average Quality. Loans to borrowers with a sound financial condition and positive trend in earnings supplemented by:
•	Favorable liquidity and leverage and strong cash flow.

•	Ability to meet all obligations when due.

•	Management has successful track record.

•	Debt to worth ratio of 1.5:1 or less.

•	Steady and satisfactory earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Access to alternative financing.

•	Excellent prospects for continued growth.

•	Industry outlook is favorable.

•	Loan structure is within policy guidelines.

•	Loan is performing to terms.

•	Probability of serious financial deterioration is unlikely.

•	Well defined primary and secondary source of repayment.

•	If supported by a guaranty, the financial strength and liquidity of the guarantor(s) are clearly evident.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
4.	Three (3) Acceptable. Loans to entities with a satisfactory financial condition and further characterized by:
•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Debt to worth ratio of 2.50:1 or less.

•	Acceptable sales and steady earning history.

•	Industry outlook is stable.

•	Loan structure within policy guidelines.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.
5.	Four (4) Average. Loans to entities which are considered bankable risks, although some signs of weaknesses are shown:
•	Marginal liquidity and working capital.

•	Short or unstable earnings history.

•	Would include most start-up businesses.

•	Would be enrolled in Small Business Administration or Michigan Strategic Fund programs.

•	Occasional instances of trade slowness or repayment delinquency — may have been 10-30 days slow within the past 12 months.

•	Management abilities are apparent yet unproven.

•	Debt to worth ratio of 3.50 or less.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	If secured, loan is protected but collateral is marginal.

•	Industry outlook is uncertain; may be cyclical or highly competitive.

•	Loan structure generally in accordance with policy.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
6.	Five (5) Special Mention. Special Mention loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Loans to entities that constitute an undue and unwarranted credit risk but not to the point of justifying or classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The following characteristics may apply:
•	Downward trend in sales, profit levels and margins.

•	Impaired working capital positions.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Management abilities are questionable.

•	Highly leveraged, debt to worth ratio over 3.50:1.

•	Industry conditions are weak.

•	Inadequate or outdated financial information.

•	Litigation pending against borrower.

•	Loan may need to be restructured to improve collateral position and/or reduce payment amount.

•	Collateral / guaranty offers limited protection.
7.	Six (6) Substandard. A substandard loan is inadequately protected by the current sound worth and repayment capacity of the borrower. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. There is a distinct possibility that the Bank will implement collection procedures if the loan deficiencies are not corrected. The following characteristics may apply:
•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems.

•	Chronic trade slowness; may be placed on COD by vendors.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Interest non-accrual may be warranted.

•	Collateral provided is of little or no value.

•	Repayment dependent upon the liquidation of non-current assets.

•	Repayment may require litigation.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
8.	Seven (7) Doubtful. A doubtful loan has all the weakness inherent in a substandard loan with the added characteristic that collection and/or liquidation is pending. Loans or portions of loans with one or more weaknesses which, on the basis of currently existing facts, conditions, and values, makes ultimate collection of all principal highly questionable. The possibility of loss is high and specific loan loss reserve allocations should be made or charge offs taken on anticipated collateral shortfalls. However, the amount or the certainty of eventual loss may not allow for a specific reserve or charge off because of specific pending factors. Pending factors include proposed merger or acquisition, completion or liquidation in progress, injection of new capital in progress, refinancing plans in progress, etc. “Pending Factors” not resolved after six months must be disregarded. The following characteristics may apply:
•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Placement on interest non-accrual

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed.

•	Portion of the loan balance has been charged-off.
9.	Eight (8) Loss. Loans classified loss are considered uncollectible and of such little value that their continuance as bankable asset is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. Further characterized by:
•	Liquidation or reorganization under bankruptcy, with poor prospects of collection.

•	Fraudulently overstated assets and/or earnings.

•	Collateral has marginal or no value.

•	Debtor cannot be located.

Monarch Community Bancorp, inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
The following table represents the risk category of loans by class based on the most recent analysis performed as of December 31, 2010 (in thousands):

		Commercial Real Estate	Commercial Real Estate
	Commercial	Multi-family	Other
	2010	2010	2010
0-2	—	37	3,509
3	14	209	4,993
4	3,698	131	17,537
5	1,533	3,603	18,849
6	427	464	13,741
7	1,210	339	4,369

Total	$6,882	$4,783	$62,998

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of December 31, 2010.

	Residential - Prime	Residential - Subprime
	2010
Grade
Pass	75,616	16,580
Substandard	935	163

Total	$76,551	$16,743

	Consumer - Other	Consumer- Auto
	2010
Performing	17,695	330
Nonperforming	192	—

Total	$17,887	$330

Construction - Prime
2010
Performing	3,873
Nonperforming	—

Total	$3,873

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands). No interest income was recognized on impaired loans subsequent to their classification as impaired.

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With no related allowance recorded:
Commercial	$1,463	$1,492	$—	$1,486	$—
Commercial Real Estate:
Commercial Real Estate — Mulit-family	—	—	—	—	—
Commercial Real Estate — other	15,862	22,183	—	15,689	403
Consumer:
Consumer — other	346	346	—	350	15
Consumer — auto	—	—	—	—	—
Residential:
Residential — prime	3,367	3,965	—	3,665	139
Residential — subprime	4,993	4,993	—	4,586	358

With an allowance recorded:
Commercial	162	165	109	173	—
Commercial Real Estate:
Commercial Real Estate — Multi-family	803	808	366	765	—
Commercial Real Estate — other	341	354	147	357	—
Consumer:
Consumer — other	—	—	—	—	—
Consumer — auto	—	—	—	—	—
Residential:
Residential — prime	502	643	236	575	—
Residential — subprime	—	—	—	—	—

Total
Commercial	$18,631	$25,002	$622	$18,470	$403

Consumer	$346	$346	$—	$350	$15

Residental	$8,862	$9,601	$236	$8,826	$497

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
The following presents by class, the recorded investment in loans and leases on non-accrual status as of December 31, 2010.

December 31, 2010
Commercial	$1,625
Commercial real estate:
Commercial Real Estate — mulit-family	803
Commercial Real Estate — other	7,949
Consumer:
Consumer — other	253
Consumer — auto	—
Residential:
Residential — prime	2,849
Residential — subprime	257
Construction
Construction — prime	339
Construction — subprime	—

Total	$14,075

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
Analysis related to the allowance for credit losses (in thousands) as of December 31, 2010 is as follows:

		Commercial
		Real Estate	Multi		Residential -	Residential -
	Commercial	Other	Family	Consumer	Prime	Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$1,901	$573	$330	$393	$2,037	$539	$10	$5,783
Charge-Offs	(110)	(4,801)	(372)	(389)	(3,401)	(500)	(1,319)	(10,892)
Recoveries	5	9	32	213	53	9	36	357
Provision	(1,616)	5,829	483	286	4,807	410	1,403	11,602

Ending Balance	$180	$1,610	$473	$503	$3,496	$458	$130	$6,850

Ending Balance: individually evaluated for impairment	$109	$147	$366	$—	$236	$—	$—	$858

Ending Balance: collectively evaluate for impairment	$71	$1,463	$108	$503	$3,259	$458	$130	$5,992

Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

FINANCING LOANS:
Ending Balance	$6,882	$62,998	$4,783	$18,217	$77,079	$16,215	$3,873	$190,047

Ending Balance: individually evaluated for impairment	$1,625	$16,203	$803	$346	$3,869	$4,993	$—	$27,839

Ending Balance: collectively evaluate for impairment	$5,257	$46,795	$3,980	$17,871	$73,210	$11,222	$3,873	$162,208

Ending Balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5 — Loans And Allowance For Loan Loss (Continued)
The following is an analysis of the allowance for loan losses (000s omitted):

	December 31,
	2009	2008
Balance — Beginning	$2,719	$1,824
Provision for loan losses	13,349	2,712
Loans charged-off	(10,557)	(2,021)
Recoveries of loans previously charged off	272	204

Balance — Ending	$5,783	$2,719

The following is a summary of information pertaining to impaired loans (000s omitted):

	December 31,
	2009	2008
Impaired loans with a valuation allowance	$26,423	$2,394

Valuation allowance related to impaired loans	$1,893	$364

Total non-accrual loans	$15,570	$2,571

Total loans past-due ninety days or more and still accruing	$—	$—

The following is a summary of our average investment in impaired loans (000s omitted):

	December 31,
	2009	2008
Average investment in impaired loans	$9,994	$1,661

Interest income recognized on impaired loans was not significant for the years ended December 31, 2009, and 2008. No additional funds are committed to be advanced in connection with impaired loans. Troubled debt restructured loans totaled $22.2 million and $17.6 million as of December 31, 2010 and 2009 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
Note 6 — Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $183,237,000 and $194,029,000 at December 31, 2010 and 2009, respectively.
The fair value of mortgage servicing rights approximates $1,791,000 and $2,099,000 at December 31, 2010 and 2009, respectively. The fair value in 2010 was determined by discounting estimated net future cash flows from mortgage servicing activities using a 7.76% discount rate and estimated prepayment speeds of 7.5 to 33.6 based on current Freddie Mac experience. In 2009 the discount rate of 8.0% and estimated prepayment speeds of 4.1 to 17.0 were used. The impairment valuation allowance is $0 as of December 31, 2010, 2009, and 2008. There has been no activity in the impairment valuation allowance during the years ended December 31, 2010, 2009, and 2008.
The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2010	2009
Mortgage servicing rights — Beginning	$1,156	$862
Mortgage servicing rights capitalized	335	840
Mortgage servicing rights scheduled amortization and direct writedown for loan payoffs	(425)	(546)

Mortgage servicing rights — Ending	$1,066	$1,156

Note 7 — Foreclosed Assets
Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2010	2009
Real estate owned	$1,542	$1,713
Real estate in judgment and subject to redemption	1,430	1,126

Total	$2,972	$2,839

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7 — Foreclosed Assets (Continued)
Expenses applicable to foreclosed and repossessed assets include the following (000s omitted):

	December 31,
	2010	2009	2008
Net (gain) on sales of real estate	$(203)	$(13)	$(68)
Operating expenses	631	822	219

Total	$428	$809	$151

The following table summarizes the activity associated with other real estate owned (000s omitted):

	2010	2009	2008
Balance at beginning of year	$1,713	$749	$885
Properties transferred into OREO	3,671	4,240	2,528
Valuation impairments recorded	(1,116)	(1,684)	(882)
Proceeds from Sale of Properties	(2,523)	(1,579)	(1,714)
(Gain) or Loss on sale of properties	(203)	(13)	(68)

	$1,542	$1,713	$749

Note 8 — Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

			Depreciable
	December 31,		Life
	2010	2009	(in Years)
Land	$566	$566
Buildings and improvements	5,754	5,727	5-40
Furniture, fixtures and equipment	2,899	2,837	2-15

Total bank premises and equipment	9,219	9,130

Less accumulated depreciation and amortization	5,097	4,663

Net carrying amount	$4,122	$4,467

Depreciation expense totaled $433,000, $464,000, and $473,000 in 2010, 2009, and 2008, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 9 — Deposits
The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2010	2009
Balances by account type:
Demand and NOW accounts	$24,453	$23,084
Money market	40,785	57,052
Passbook and statement savings	20,334	20,302

Total transactional accounts	85,572	100,438

Certificates of deposit:
$100,000 and over	52,558	41,150
Under $100,000	52,504	57,358

Total certificates of deposit	105,062	98,508

Total	$190,634	$198,946

The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31, 2010
	Less than	$100,000 &
	$100,000	greater
Less than one year	$29,373	$26,250
One to two years	7,295	9,122
Two to three years	9,292	10,514
Three to four years	4,855	3,168
Four to five years	1,689	3,504

Total	$52,504	$52,558

Note 10 — Federal Home Loan Bank Advances
The Bank has Federal Home Loan Bank advances of $36,350,000 and $44,518,000 at December 31, 2010 and 2009, respectively, which mature through 2013. At December 31, 2010, the interest rates on fixed rate advances ranged from 2.53% to 5.98%. At December 31, 2009, the interest rates on fixed rate advances ranged from 2.53% to 6.21%.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10 — Federal Home Loan Bank Advances(Continued)
At December 31, 2010 and 2009, the Bank had no floating rate advances. The weighted average interest rate of all advances was 4.16% and 4.43% at December 31, 2010 and 2009, respectively.
At December 31, 2010 and 2009, the Bank had one putable advance of $3,000,000 with an interest rate of 2.47%, which is included in the total outstanding advances noted below.
The Bank has provided a pledge of all of the Bank’s eligible residential mortgage loans and certain securities as collateral for all FHLB debt. The amount of the residential loans totaled $67,528,000 and $86,422,000 as of December 31, 2010 and 2009, respectively.
The contractual maturities of advances are as follows (000s omitted):

Year Ending
December 31
2011	$16,175
2012	13,116
2013	7,059

Total	$36,350

Note 11 — Income Taxes
Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2010	2009	2008
Current expense (benefit)	$(133)	$(785)	$371
Deferred expense (benefit)	(3,886)	(2,858)	(270)
Valuation allowance	4,224	3,095	—

Total tax expense	$205	$(548)	$101

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 — Income Taxes (Continued)
The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss)
	December 31,
	2010	2009	2008
Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	-6.00%	-0.04%	2.50%
Tax exempt income	2.76%	0.53%	-18.70%
Goodwill impairment	0.00%	-16.38%	0.00%
Valuation allowance	-32.68%	-15.52%	0.00%
Low income housing credit	0.00%	0.00%	-20.40%
Other	0,00%	0.16%	27.90%

Reported tax expense	-1.92%	2.75%	25.30%

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11 — Income Taxes (Continued)
The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2010	2009
Deferred tax assets:
Provision for loan losses	$1,021	$880
Net deferred loan fees	126	164
Deferred compensation	311	321
General business tax credit carryforward	1,289	1,097
Depreciation	337	285
Net NOL Carryforward	4,025	1,147
Other Real Estate	494	500
Other	888	314

Total deferred tax assets	8,491	4,708

Deferred tax liabilities:
Mortgage servicing rights	$350	$377
Original issue discount	49	60
Net purchase premiums	528	596
Unrealized gain on available for sale securities	133	115
Other	112	89

Total deferred tax liabilities	1,172	1,237

Valuation allowance	(7,319)	(3,095)

Net deferred tax asset	$—	$376

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. The general business credits of $1,097,000 expire between 2026 and 2030.
The Corporation has recorded an estimate of the tax credit through December 31, 2009. The Corporation’s share of tax credits generated by the investee partnership approximated $191,000, in 2010, 2009, and 2008.

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
The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,
	2010	2009
Commitments to grant loans	$1,411	$1,660
Unfunded commitments under lines of credit	14,721	17,787
Unfunded commitments under letters of credit	150	160
The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 1.25% and 11.50% at December 31, 2010, and 1.25% and 11.50% at December 31, 2009.
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
Note 13 — Regulatory Matters
Following Monarch Community Bank’s most recent Safety and Soundness examination, the Board of Directors of Monarch Community Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition. The Consent Order, among other things, requires the following:
•	The Bank is required to have and retain qualified management.

•	The Bank is required to retain an independent third party to develop an analysis and assessment of the Bank’s management needs for the purpose of providing qualified management for the Bank.

•	The board of directors is required to assume responsibility for the supervision of all of the Bank’s activities.

•	The Bank must increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least nine percent and its total capital as a percentage of risk-weighted assets at a minimum of eleven percent.

•	The Bank is required to charge off any loans classified as loss.

•	The Bank may not extend credit to borrowers that have had loans with the Bank that were classified substandard, doubtful or special mention without prior board approval.

•	The Bank may not extend credit to borrowers that have had loans charged off or classified as loss.

•	The Bank is required to adopt a plan to reduce the Bank’s risk position in each asset in excess of $250,000 which is more than sixty days delinquent or classified substandard or doubtful.

•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

•	Prior to submission or publication of all Reports of Condition, the board is required to review the adequacy of the Bank’s allowance for loan and lease losses.

•	The Bank is required to adopt written lending and collection policies to provide effective guidance and control over the Bank’s lending function

•	The Bank is required to implement revised comprehensive loan grading review procedures.

•	Within sixty days of the Consent Order, the Bank is required to adopt a written profit plan and comprehensive budget.

•	Within sixty days of the Consent Order, the Bank is required to adopt a written plan to manage concentrations of credit in a safe and sound manner.

•	Within sixty days of the Consent Order, the Bank is required to formulate a written plan to reduce the Bank’s reliance on brokered deposits.

•	While the Consent Order is in effect, the Bank is required to prepare and submit quarterly progress reports the FDIC and OFIR.
The Bank’s regulatory capital ratios as of December 31, 2010 were as follows: Tier 1 leverage ratio 4.36%, Tier 1 risk-based capital ratio 6.79%; and total risk-based capital, 8.08%.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 13— Regulatory Matters (Continued)
A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2010	2009
Equity per consolidated bank balance sheet	$12,132	$21,204
Less: intangible and disallowed assets	(646)	(1,057)

Tier 1 Capital	11,486	20,147
Plus: Allowance for loan losses **	2,172	2,740

Total Capital	$13,658	$22,887

**	Limited to 1.25% of risk weighted assets
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below.
Regulatory capital balances and ratios are as follows (000s omitted):

					To be Well Capitalized
			To Comply With		Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)	$13,658	8.08%	$13,526	8.00%	$16,908	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$11,486	6.79%	$6.763	4.00%	$10,145	6.00%
Tier 1 Capital (to Average Assets)	$11,486	4.36%	$13,167	5.00%	$13,167	5.00%

As of December 31, 2009
Total Capital (to Risk-Weighted Assets)	$22,887	10.59%	$17,290	8.00%	$21,613	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$20,147	9.32%	$8,645	4.00%	$12,968	6.00%
Tier 1 Capital (to Average Assets)	$20,147	6.69%	$15,056	5.00%	$15,056	5.00%

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 14— Restrictions on Dividends, Loans and Advances
Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The primary source of liquidity for the Corporation is from dividends paid by the Bank. On September 21, 2010, Monarch Community Bancorp, Inc. (the “Company”) entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”). Among other things, the Written Agreement requires that the Company obtain the approval of the FRB prior to paying a dividend.
The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2010, the Bank had no retained earnings available for the payment of dividends. Accordingly, $12,132,000 of the Corporation’s investment in the Bank was restricted at December 31, 2010.
Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2010, Bank funds available for loans or advances to the Corporation amounted to $1,261,000.
Note 15— Shareholders’ Equity
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 15— Shareholders’ Equity (continued)
We may redeem the Preferred Stock for the liquidation preference plus accrued and unpaid dividends at anytime. Any such redemption is subject to U.S. Treasury’s prior consultation with the Federal Reserve Board. In April 2010, the Corporation announced the suspension of the dividend on the Preferred Stock in order to preserve capital. At December 31, 2010 $386,000 dividends have been accrued but not paid.
The Warrants are immediately exercisable for 260,962 shares of our common stock at an initial exercise price of $3.90 per common share. The Warrants are transferrable and may be exercised at any time on or before February 6, 2019.
Note 16 — Retirement Plans
The Corporation is part of a non-contributory, multi-employer defined benefit pension plan covering substantially all employees. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. Because it is a multi-employer plan, there is no separate valuation of plan benefits or segregation of plan assets specifically for the Corporation. During 2010, 2009 and 2008, the Corporation recognized expense for this plan of $88,000, $86,000, and $166,000, respectively.
The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation had a matching contribution agreement to match 25% of the first 6% of an employee’s salary (reduced from a 50% match effective October 1, 2006), this was discontinued in 2010. During 2010, 2009 and 2008, the Corporation recognized expense for this plan of $0, $35,000, and $30,000, respectively.
The Corporation has a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the higher of the Company’s return on average equity or 5.0%. The value of benefits accrued to participants was $428,000 and $426,000 at December 31, 2010 and 2009, respectively. The expense for the plan, including the increase due to the annual earnings credit was $21,000, $21,000, and $21,000, for 2010, 2009, and 2008, respectively.
The Corporation has a liability for the directors’ deferred compensation plan. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 5.05% as of December 31, 2010. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $485,000 and $520,000 at December 31, 2010 and 2009, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 17 — Related Party Transactions
Extensions of credit to principal officers, directors and their affiliates totaled $2,868,000 and $2,872,000 for the years ending December 31, 2010 and 2009, respectively. During the year ending December 31, 2010, total principal additions were $275,000 and total principal payments were $279,000, and during the year ending December 31, 2009, total principal additions were $142,000 and total principal payments were $509,000. Deposits from related parties and their affiliates held by the Bank at December 31, 2010 and 2009 amounted to $296,000 and $810,000 respectively.
Note 18 — Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument, FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
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
Note 18 — Fair Value of Financial Instruments (Continued)
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
Accrued Interest — The carrying amounts of accrued interest approximate fair value.
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$41,974	$41,974	$23,354	$23,354
Securities — Held to maturity	10	10	23	23
Securities — Available for sale	11,466	11,466	16,063	16,063
Other securities	3,865	3,865	4,237	4,237
Loans held for sale	693	703	809	827
Net loans	182,768	185,268	220,875	230,866
Accrued interest and late charges receivable	264	264	1,154	1,154

Liabilities:
Deposits	206,028	206,400	213,368	214,581
Federal Home Loan Bank advances	36,350	38,532	44,518	48,260
Accrued interest payable	341	341	397	397

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 — Fair Value Measurements
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
The following table present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009, and the valuation techniques used by the Corporation to determine those fair values (000s omitted);

	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2010
Assets:
December 31, 2010
U.S. government agency obligations	$—	$1,682	$—	$1,682
Mortgage-backed securities	—	4,024	—	4,024
Obligations of states and political subdivisions	—	5,760	—	5,760

	$—	$11,466	$—	$11,466

	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2009
Assets:
December 31, 2009
U.S. Treasury	$1,071	$—	$—	$1,071
U.S. government agency obligations	—	3,196	—	3,196
Mortgage-backed securities	—	5,536	—	5,536
Obligations of states and political subdivisions	—	6,260	—	6,260

	$1,071	$14,992	$—	$16,063

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19 — Fair Value Measurements (Continued)
The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of December 31, 2010 and December 31, 2009 (000s omitted):
Assets Measured at Fair Value on a Nonrecurring Basis

			Significant
		Quoted Prices in	Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs (Level	Inputs (Level
	2010	(Level 1)	2)	3)
Impaired Loans	$11,433	$—	$—	$11,433
Foreclosed Assets	2,972	—	—	2,972
Assets Measured at Fair Value on a Nonrecurring Basis

			Significant
		Quoted Prices in	Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs (Level	Inputs (Level
	2009	(Level 1)	2)	3)
Impaired Loans	$18,653	$—	$—	$18,653
Foreclosed Assets	2,839	—	—	2,839
The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010 and December 31, 2009, substantially all of the total impaired loans were evaluated based on fair value of the collateral. Impaired loans where an allowance is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals) and customized discounting criteria, if deemed necessary. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 5).

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 20— Employee Stock Ownership Plan (ESOP)
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
The scheduled maturities of the loan are as follows (000s omitted):

Year Ending
December 31,
2011	$98
2012	103
2013	108
2014	113
2015	118
Thereafter	124

Total	$664

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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 20 — Employee Stock Ownership Plan (ESOP) (Continued)
The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2010	2009
Allocated shares	120,348	111,090
Shares released for allocation	9,258	9,258
Shares distributed	(61,072)	(38,827)
Unreleased shares	55,544	64,802

Total ESOP shares	124,078	146,323

Fair value of unallocated shares	$67	$175

Total compensation expense applicable to the ESOP amounted to approximately $15,000, $35,000, and $108,000 for the years ended December 31, 2010, 2009, and 2008, respectively.
Note 21 — Stock Compensation Plans
The Corporation has a Recognition and Retention Plan (RRP) which authorizes up to 92,575 shares to be issued to employees and directors. 92,275 shares of restricted stock have been issued to employees and directors since 2003. Under the plan, the shares vest 20% per year for five years. Shares forfeited total 400 in 2010 and 400 in 2009. No shares of restricted stock were issued in 2009 or 2010. During 2010, 978 shares vested and are no longer restricted for a total of 84,881 vested shares as of December 31, 2010. During 2009, 4,978 shares vested and are no longer restricted for a total of 83,903 vested shares as of December 31, 2009. Compensation expense applicable to the RRP amounted to $10,000, $57,000 and $229,000 for the years ended December 31, 2010, 2009 and 2008 respectively.
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

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 — Stock Compensation Plans (continued)
There were no options granted in 2010. The fair value of each option granted in 2009 was $1.02. There were no options granted in 2008. That cost is expected to be recognized in 2010. The fair value is estimated on the date of the grant using the following weighted average assumptions:

2009
Dividend yield	2.7%
Expected life	5 years
Expected volatility	37.9%
Risk-free interest rate	2.5%
A summary of changes of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	194,562	11.27	162,262	13.22
Granted	—	—	40,000	3.60
Forfeited/expired	37,250	13.55	7,700	12.69

Outstanding at end of year	157,312	10.72	194,562	11.27

Exercisable at year-end	157,312	10.72	194,362	11.25

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 21 — Stock Compensation Plans (continued)
A summary of outstanding and exercisable stock options at December 31, 2010 is as follows:

Outstanding		Exercisable
Exercise Price	Number	Remaining	Number
Per share	Outstanding	Life (in Months)	Exercisable
$14.00	19,836	45	19,836
$13.00	96,476	28	96,476
$11.15	1,000	72	1,000
$ 3.60	40,000	103	40,000
Note 22 — Condensed Financial Statements of Parent Company
The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.
Condensed Balance Sheet (000s omitted)

	December 31,	December 31,
	2010	2009
Assets
Cash	$568	$626
Investments	93	1,611
Investment in Monarch Community Bank	12,132	21,204
Other assets	27	99

Total assets	$12,820	$23,540

Liabilities and Stockholders’ Equity
Accrued expenses	$802	$377
Stockholders’ equity	12,018	23,163

Total liabilities and stockholders’ equity	$12,820	$23,540

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 — Condensed Financial Statements of Parent Company (Continued)
Condensed Income Statement (000s omitted)

	December 31,	December 31,	December 31,
	2010	2009	2008
Income — Interest on investments	$8	$24	15
Dividends from Monarch Community Bank	—	—	2,638
Operating expense	270	234	217

Income (loss) — Before equity in undistributed net income (loss) of subsidiary	(262)	(210)	2,436

Equity in undistributed net income (loss) of subsidiary	(10,620)	(19,186)	(2,138)

Net income	$(10,882)	$(19,396)	$298

Monarch Community Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 22 — Condensed Financial Statements of Parent Company (Continued)
Condensed Statement of Cash Flows (000s omitted)

	December 31,	December 31,	December 31,
	2010	2009	2008
Cash flows from operating activities:

Net income (loss)	$(10,882)	$(19,396)	$298
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and depreciation	11	58	1
Allocation of ESOP and RRP	40	119	335
(Increase) decrease in other assets	72	41	(112)
(Increase) decrease in accrued expenses	81	(271)	326
Undistributed net (income) loss of subsidiary	10,620	19,186	2,138

Net cash (used in) provided by operating activities	(58)	(263)	2,986

Cash flows from investing activities:
Purchase of securities	—	(2,560)	(7)
Investment in subisidary	(1,500)	(4,000)	—
Proceeds from sales and maturities of securities	1,504	1,014	208

Net cash (used in) provided by investing activities	4	(5,546)	201

Cash flows from financing activities:
Issuance of Preferred Stock	—	6,785	—
Repurchase of Common Stock	(4)	(3)	(2,704)
Dividends paid	—	(816)	(772)

Net cash (used in) provided by financing activities	(4)	5,966	(3,476)

Net increase (decrease) in cash	(58)	157	(289)
Cash at beginning of year	626	469	758

Cash at end of year	$568	$626	$469

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated:

	Year Ended December 31, 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$3,488	$3,235	$3,099	$3,015
Interest expense	1,458	1,385	1,291	1,238

Net interest income	2,030	1,850	1,808	1,777
Provision for loan losses	1,845	7,040	2,724	(107)

Net interest income after provision for loan losses	185	(5,190)	(916)	1,884

Noninterest income	1,072	854	880	891
Noninterest expense	2,493	2,480	2,482	2,782

Income before income taxes	(1,236)	(6,816)	(2,518)	(107)
Income tax expense	—	—	—	205

Net Income	$(1,236)	$(6,816)	$(2,518)	$(312)

Dividends and amortization of discount on preferred stock	88	88	$90	89
Net Income available to common stock	$(1,324)	$(6,904)	$(2,608)	$(401)

Earnings per share:
Basic	$(0.67)	$(3.49)	$(1.32)	$(.20)

Diluted	$(0.67)	$(3.49)	$(1.32)	$(.20)

Cash dividends declared per share	$—	$—	$—	$—

	Year Ended December 31, 2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$4,074	$4,035	$3,968	$3,759
Interest expense	1,976	1,917	1,800	1,646

Net interest income	2,098	2,118	2,168	2,113
Provision for loan losses	722	3,441	1,250	7,936

Net interest income after provision for loan losses	1,376	(1,323)	918	(5,823)

Noninterest income	1,373	1,468	1,094	1,058
Noninterest expense	2,510	2,576	2,485	12,514

Income before income taxes	239	(2,431)	(473)	(17,279)
Income tax expense	60	(608)	(121)	121

Net Income	$179	$(1,823)	$(352)	$(17,400)

Dividends and amortization of discount on preferred stock	51	87	$88	89
Net Income available to common stock	$128	$(1,910)	$(440)	$(17,489)

Earnings per share:
Basic	$0.07	$(0.97)	$(0.22)	$(8.91)

Diluted	$0.07	$(0.97)	$(0.22)	$(8.91)

Cash dividends declared per share	$0.09	$0.09	$0.07	$—
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None

ITEM 9A. Controls and Procedures
An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2010 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management of Monarch Community Bancorp, Inc. and Subsidiaries assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Dated: March 31, 2011	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer

/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President and Chief Financial Officer

ITEM 9B. Other Information — Not Applicable
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2011, under the captions “Item 1. Election of Directors”, ”The Audit Committee”, ”Audit Committee Financial Expert”, ”Compliance with Section 16”, “Code of Conduct”, and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 11. Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2011, under the caption “Executive Compensation”, a copy of which will be filed not later than 120 days after the close of the fiscal year. The “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”, are not required for smaller reporting companies.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2011, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of December 31, 2010:

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options	outstanding options	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders (1)	157,312	10.72	74,126

Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in May 2011, under the captions “Transactions with Certain Related Persons” and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
ITEM 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in May 2011, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.
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

MONARCH COMMUNITY BANCORP, INC.
Dated: April 4, 2011	By:	/s/ Richard J. DeVries
Richard J. DeVries, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard J. DeVries Richard J. DeVries	President and Chief Executive Officer (Principal Executive Officer)	April 4, 2011

/s/ Stephen M. Ross Stephen M. Ross	Chairman of the Board	April 4, 2011

/s/ Rebecca S. Crabill Rebecca S. Crabill	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2011

/s/ Harold A. Adamson Harold A. Adamson	Director	April 4, 2011

/s/ Karl F. Loomis Karl F. Loomis	Director	April 4, 2011

/s/ James W. Gordon James W. Gordon	Director	April 4, 2011

/s/ Martin L. Mitchell Martin L. Mitchell	Director	April 4, 2011

/s/ Gordon L. Welch Gordon L. Welch	Director	April 4, 2011

/s/ Craig W. Dally Craig W. Dally	Director	April 4, 2011

/s/ Richard L. Dobbins Richard L. Dobbins	Director	April 4, 2011

Exhibit Index

Reference to
Prior Filing or
Exhibit		Exhibit Number
Number	Document	Attached Hereto
3.1 (i)	Registrant’s Articles of Incorporation	*

3.1 (ii)	Articles Supplementary (Incorporated by reference from Form 8-K filed 2/9/09)

3.2 (i)	Registrant’s Bylaws ( Incorporated by reference from Form 8-K filed on 12/23/09)

4.1	Registrant’s Specimen Stock Certificate	*

4.2	Warrant to Purchase 260,962 shares of Common Stock issued to the U.S. Treasury (Incorporated by reference from Form 8-K filed on 2/12/09)

10.1	Management Continuity Agreement between Monarch Community Bancorp, Inc. and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)

10.2	Registrant’s Employee Stock Ownership Plan	*

10.3	Registrant’s 2003 Stock Option and Incentive Plan	**

10.4	Registrant’s Recognition and Retention Plan	**

10.5	Form of Stock Option Agreement	***

10.6	Management Continuity Agreement with Rebecca S. Crabill (Incorporated by reference from Form 8-K filed on 02/27/08)

10.7	Letter Agreement dated February 6, 2009 including the Securities Purchase Agreement —Standard Terms Incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on 2/12/09)

10.8	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K, filed on 2/12/09)

10.9	Form of Amendment Agreement (incorporated by reference from Form 8-K filed on 2/12/09)

10.10	Amendment to Employment Agreement with Andrew J. Van Doren (incorporated by reference from Annual Report on Form 10-K for the year ended 12/31/08)

10.11	Amendment to Employment Agreement with Rebecca S. Crabill (incorporated by reference from Annual Report on Form 10-K for the year ended 12/31/08)

10.12	Consent Order with OFIR and the FDIC (incorporated by reference from Form 8-K filed on 5/2/10).

10.13	Employment term sheet with Richard J. DeVries (incorporated by reference from Form 8-K filed on 7/16/10).

10.14	Written agreement with the FRB (incorporated by reference from Form 8-K filed on 9/27/10).

11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report

12	Statements re computation of ratios	None

13	Annual Report to Security Holders	Not required

14	Registrant’s Code of Conduct	14

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of the registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Plante & Moran, PLLC	23

24	Power of Attorney	Not required

31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2

32	Section 1350 Certification.	32

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer	99.1

99.2	31 C.F.R Section 30.15 Certification of Principal Financial Officer	99.2

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.

**	Filed on March 19, 2003 as part hyRegistrant’s Schedule 14A (File No. 000-49814), and incorporated by reference

***	Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004

59