Form 10-Q
period 2011-03-31
MONARCH COMMUNITY BANCORP INC
filed 2011-05-16
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 27, 2011, there were 2,049,485 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.
Index

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2011	2010
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$18,164	$7,065
Federal Home Loan Bank overnight time and other interest bearing deposits	32,257	34,909

Total cash and cash equivalents	50,421	41,974
Securities — Available for sale	10,645	11,466
Securities — Held to maturity	10	10
Other securities	3,865	3,865
Loans held for sale	291	693
Loans, net	174,554	182,768
Foreclosed assets, net	3,737	2,972
Premises and equipment	4,048	4,122
Core deposit intangible	354	390
Other assets	7,899	8,608

Total assets	$255,824	$256,868

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$25,447	$15,394
Interest bearing	185,273	190,634

Total deposits	210,720	206,028
Federal Home Loan Bank advances	30,350	36,350
Accrued expenses and other liabilities	2,603	2,472

Total liabilities	243,673	244,850

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of March 31, 2011	6,753	6,750
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at March 31, 2011 and December 31, 2010	20	20
Additional paid-in capital	21,149	21,146
Retained earnings	(15,481)	(15,591)
Accumulated other comprehensive income	271	257
Unearned compensation	(561)	(564)

Total stockholders’ equity	12,151	12,018

Total liabilities and stockholders’ equity	$255,824	$256,868

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$2,689	$3,336
Investment securities	118	151
Federal funds sold and overnight deposits	1	1

Total interest income	2,808	3,488

Interest Expense
Deposits	684	964
Federal Home Loan Bank advances	349	494

Total interest expense	1,033	1,458

Net Interest Income	1,775	2,030
Provision for Loan Losses	260	1,845

Net Interest Income After Provision for Loan Losses	1,515	185

Non-interest Income
Fees and service charges	447	546
Loan servicing fees	108	117
Net gain on sale of loans	158	199
Net gain (loss) on sale of securities	—	37
Other income	333	173

Total non-interest income	1,046	1,072

Non-interest Expense
Salaries and employee benefits	1,071	1,106
Occupancy and equipment	242	241
Data processing	213	209
Amortization of mortgage servicing rights	96	88
Professional services	157	150
Amortization of core deposit intangible	35	35
NOW account processing	50	51
ATM/Debit card processing	59	57
Foreclosed property expense	88	206
Other general and administrative	352	350

Total non-interest expense	2,363	2,493

Income (Loss) — Before income taxes	198	(1,236)
Income Taxes	—	—

Net Income (Loss)	$198	$(1,236)

Dividends and amortization of discount on preferred stock	$88	$88
Net Income (loss) available to common stock	$110	$(1,324)

Earnings(Loss) Per Share
Basic	$0.06	$(0.67)

Diluted	$0.06	$(0.67)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March, 31
	2011	2010
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$198	$(1,236)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	258	271
Provision for loan losses	260	1,845
Stock option expense	—	2
Gain on sale of foreclosed assets	(278)	(116)
Mortgage loans originated for sale	(5,935)	(6,116)
Proceeds from sale of mortgage loans	6,338	6,383
Gain on sale of mortgage loans	(158)	(199)
(Gain) Loss on sale of available for sale securities	—	(37)
Earned Stock Compensation	15	—
Net change in:
Deferred loan fees	(34)	28
Accrued interest receivable	220	(37)
Other assets	394	77
Accrued expenses and other liabilities	35	58

Net cash provided by (used in) operating activities	1,313	923
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	—	(3,716)
Proceeds from maturities of securities	824	1,863
Proceeds from sale of securities	—	1,066
Loan originations and principal collections, net	6,890	2,269
Proceeds from sale of foreclosed assets	763	1,026
Purchase of premises and equipment	(35)	(54)

Net cash provided by investing activities	8,442	2,454
Cash Flows From Financing Activities
Net increase in deposits	4,692	5,045
Repayment of FHLB advances	(6,000)	—

Net cash provided by financing activities	(1,308)	5,045

Net Increase (Decrease) in Cash and Cash Equivalents	8,447	8,422
Cash and Cash Equivalents — Beginning	41,974	23,354

Cash and Cash Equivalents — End	$50,421	$31,776

Supplemental Cash Flow Information:
Cash paid for:
Interest	1,069	1,475
Income taxes	—	—
Noncash investing activities:
Loans transferred to foreclosed assets	1,255	308
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
The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.
The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year period.
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

RECLASSIFICATIONS
Certain 2010 amounts have been reclassified to conform to the 2011 presentation.
SECURITIES
The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
March 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$—	$—	$—	$—
U.S. government agency obligations	1,114	72	—	1,186
Mortgage-backed securities	3,580	125		3,705
Obligations of states and political subdivisions	5,539	215	—	5,754

Total available-for-sale securities	$10,233	$412	$—	$10,645

Held-to-maturity securities:
Municipal securities	$10	$—	$—	$10

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury	$—	$—	$—	$—
U.S. government agency obligations	1,619	63	—	1,682
Mortgage-backed securities	3,914	110	—	4,024
Obligations of states and political subdivisions	5,543	217	—	5,760

Total available-for-sale securities	$11,076	$390	$—	$11,466

Held-to-maturity securities:
Municipal securities	$10	$—	$—	$10

Proceeds from sales of securities available for sale were $0 and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Gross gains of $0 and $37,000 were realized on these sales during 2011 and 2010, respectively.

The amortized cost and fair value of securities available for sale at March 31, 2011 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	March 31, 2011
	Held to Maturity Securities		Available for Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due in one year or less	$10	$10	$400	$408
Due from one to five years	—	—	5,392	5,635
Due from five to ten years	—	—	861	897
Due after ten years	—	—	—	—

Total	$10	$10	6,653	6,940

Mortgage-backed securities			3,580	3,705

Total available-for-sale securities			$10,233	$10,645

There were no securities with unrealized losses at March 31, 2011.
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
Management determined that there were no securities with OTTI at March 31, 2011.

EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
Basic earnings per share
Numerator:
Net income (loss)	$198	$(1,236)
Dividends and amortization of discount on preferred stock	$88	$88

Net Income (Loss) available to common stock	$110	$(1,324)

Denominator:
Weighted average common shares outstanding	2,050	2,045
Less: Average unallocated ESOP shares	(56)	(65)
Less: Average non-vested RRP shares	(1)	(2)

Weighted average common shares outstanding for basic earnings (loss) per share	1,993	1,978

Basic earnings (loss) per share	$0.06	$(0.67)

Diluted earnings per share
Numerator:
Net Income (Loss) available to common stock	$110	$(1,324)

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,993	1,978
Add: Dilutive effects of restricted stock, stock options and warrants	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,993	1,978

Diluted earnings (loss) per share	$0.06	$(0.67)

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2010, FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include details on our past due loans, credit quality indicators, and modifications of loans. The Company has adopted the standard effective with our December 31, 2010 financial statements.

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
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011, and December 31, 2010, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 1 input include U.S. Treasury securities. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, obligations of states and political subdivisions and U.S Government Agency obligations.

		Significant
	Quoted Prices in Active	Other	Significant
	Markets for Identical	Observable	Unobservable	Balance at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	March 31, 2011
Assets:
March 31, 2011-Investment Securities
U.S. government agency obligations	—	1,186	—	1,186
Mortgage-backed securities	—	3,705	—	3,705
Obligations of states and political subdivisions	—	5,754	—	5,754

	$—	$10,645	$—	$10,645

		Significant
	Quoted Prices in Active	Other	Significant
	Markets for Identical	Observable	Unobservable	Balance at
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	December 31, 2010
Assets:

December 31, 2010-Investment Securities
U.S. government agency obligations	—	1,682	—	1,682
Mortgage-backed securities	—	4,024	—	4,024
Obligations of states and political subdivisions	—	5,760	—	5,760

	$—	$11,466	$—	$11,466

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2011 and 2010 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2011 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 (000s omitted):

	Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at	Quoted Prices in Active	Significant Other	Significant
	March 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2011	Assets (Level 1)	(Level 2)	(Level 3)
Impaired Loans accounted for under FASB ASC 310	$10,508	$—	$—	$10,508
Foreclosed Assets	$3,737	$—	$—	$3,737

	Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2010	Assets (Level 1)	(Level 2)	(Level 3)
Impaired Loans accounted for under FASB ASC 310	$11,433	$—	$—	$11,433
Foreclosed Assets	$2,972	$—	$—	$2,972
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
The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of March 31, 2011 and December 31, 2010. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
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
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	March 31,		December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$50,421	$50,421	$41,974	$41,974
Securities — Held to maturity	10	10	10	10
Securities — Available for sale	10,645	10,645	11,466	11,466
Other securities	3,865	3,865	3,865	3,865
Loans held for sale	291	297	693	827
Net loans	174,554	177,063	182,768	185,268
Accrued interest and late charges receivable	519	519	264	264

Liabilities:
Deposits	210,720	210,885	206,028	206,400
Federal Home Loan Bank advances	30,350	32,353	36,350	38,532
Accrued interest payable	306	306	341	341
LOANS
The following table presents information concerning the composition of our loan portfolio in dollar amounts as of the dates indicated:

	March 31, 2011	December 31, 2010
	Amount	Amount
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$89,150	$93,294
Multi-family	4,579	4,783
Commercial	61,367	62,998
Construction or development	2,587	3,873

Total real estate loans	157,683	164,948
Other loans:
Consumer loans:
Home equity	13,720	14,814
Other	3,122	3,403

Total consumer loans	16,842	18,217
Commercial Business Loans	7,169	6,882

Total other loans	24,011	25,099

Total Loans	181,694	190,047

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Our delinquent loans consist largely of commercial real estate loans. An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of March 31, 2011 are as follows:

			Loans 90
	30-69	60-89	Days or
	Days Past	Days Past	More Past	Total Past	Current
	Due	Due	Due	due Loans	Loans	Total Loans
Commercial	$225	$—	$1,206	$1,431	$5,738	$7,169
Commercial Real Estate:
Multi-family	—	—	—	$—	4,579	4,579
Commercial Real Estate — other	177	2,719	3,744	$6,640	54,727	61,367
Consumer:
Consumer — other	227	—	85	$312	16,278	16,590
Consumer — auto	—	—	—	$—	252	252
Residential:
Residential — prime	1,301	747	1,400	$3,448	69,085	72,533
Residential — subprime	74	190	288	$552	16,065	16,617
Construction:
Construction — prime	19	—	—	$19	2,058	2,077
Construction — subprime	—	236	—	$236	—	510

Total	$2,023	$3,892	$6,723	$12,638	$168,782	$181,694

All commercial loans will be assigned a risk rating by the Credit Analyst at inception. The risk rating system is composed of eight levels of quality and utilizes the following definitions.
Risk Rating Scores by definition:
1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. A well structured credit relationship to an established borrower. Loans to entities with a strong financial condition and solid earnings history, characterized by:
•	High liquidity, strong cash flow, low leverage.

•	Unquestioned ability to meet all obligations when due.

•	Experienced management, with management succession in place.

•	Debt to worth ratio of 1:1 or less.

•	Steady and above average earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Readily accessible to capital markets and alternative financing.

•	Industry is mature with favorable outlook.

•	Loan structure within policy guidelines.

•	Loan is performing as agreed.

•	The probability of serious, rapid financial deterioration is extremely small.

•	Outstanding primary and secondary sources of repayment.

3.	Two (2) Above Average Quality. Loans to borrowers with a sound financial condition and positive trend in earnings supplemented by:
•	Favorable liquidity and leverage and strong cash flow.

•	Ability to meet all obligations when due.

•	Management has successful track record.

•	Debt to worth ratio of 1.5:1 or less.

•	Steady and satisfactory earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Access to alternative financing.

•	Excellent prospects for continued growth.

•	Industry outlook is favorable.

•	Loan structure is within policy guidelines.

•	Loan is performing to terms.

•	Probability of serious financial deterioration is unlikely.

•	Well defined primary and secondary source of repayment.

•	If supported by a guaranty, the financial strength and liquidity of the guarantor(s) are clearly evident.
4.	Three (3) Acceptable. Loans to entities with a satisfactory financial condition and further characterized by:
•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Debt to worth ratio of 2.50:1 or less.

•	Acceptable sales and steady earning history.

•	Industry outlook is stable.

•	Loan structure within policy guidelines.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.
5.	Four (4) Average. Loans to entities which are considered bankable risks, although some signs of weaknesses are shown:
•	Marginal liquidity and working capital.

•	Short or unstable earnings history.

•	Would include most start-up businesses.

•	Would be enrolled in Small Business Administration or Michigan Strategic Fund programs.

•	Occasional instances of trade slowness or repayment delinquency — may have been 10-30 days slow within the past 12 months.

•	Management abilities are apparent yet unproven.

•	Debt to worth ratio of 3.50 or less.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	If secured, loan is protected but collateral is marginal.

•	Industry outlook is uncertain; may be cyclical or highly competitive.

•	Loan structure generally in accordance with policy.

6.	Five (5) Special Mention. Special Mention loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Loans to entities that constitute an undue and unwarranted credit risk but not to the point of justifying or classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The following characteristics may apply:
•	Downward trend in sales, profit levels and margins.

•	Impaired working capital positions.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Management abilities are questionable.

•	Highly leveraged, debt to worth ratio over 3.50:1.

•	Industry conditions are weak.

•	Inadequate or outdated financial information.

•	Litigation pending against borrower.

•	Loan may need to be restructured to improve collateral position and/or reduce payment amount.

•	Collateral / guaranty offers limited protection.
7.	Six (6) Substandard. A substandard loan is inadequately protected by the current sound worth and repayment capacity of the borrower. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. There is a distinct possibility that the Bank will implement collection procedures if the loan deficiencies are not corrected. The following characteristics may apply:
•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems.

•	Chronic trade slowness; may be placed on COD by vendors.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Interest non-accrual may be warranted.

•	Collateral provided is of little or no value.

•	Repayment dependent upon the liquidation of non-current assets.

•	Repayment may require litigation.
8.	Seven (7) Doubtful. A doubtful loan has all the weakness inherent in a substandard loan with the added characteristic that collection and/or liquidation is pending. Loans or portions of loans with one or more weaknesses which, on the basis of currently existing facts, conditions, and values, makes ultimate collection of all principal highly questionable. The possibility of loss is high and specific loan loss reserve allocations should be made or charge offs taken on anticipated collateral shortfalls. However, the amount or the certainty of eventual loss may not allow for a specific reserve or charge off because of specific pending factors. Pending factors include proposed merger or acquisition, completion or liquidation in progress, injection of new capital in progress, refinancing plans in progress, etc. “Pending Factors” not resolved after six months must be disregarded. The following characteristics may apply:
•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Placement on interest non-accrual

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed.

•	Portion of the loan balance has been charged-off.

9.	Eight (8) Loss. Loans classified loss are considered uncollectible and of such little value that their continuance as bankable asset is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. Further characterized by:
•	Liquidation or reorganization under bankruptcy, with poor prospects of collection.

•	Fraudulently overstated assets and/or earnings.

•	Collateral has marginal or no value.

•	Debtor cannot be located.
The following table represents the risk category of loans by class based on the most recent analysis performed as of March 31, 2011 (in thousands):

		Commercial Real Estate	Commercial Real Estate
	Commercial	Multi-family	Other
	2011	2011	2011
0-2	—	36	3,198
3	12	209	3,687
4	3,554	130	23,482
5	1,638	3,584	11,503
6	757	454	17,440
7	1,208	166	2,057

Total	$7,169	$4,579	$61,367

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of March 31, 2011.

	Residential - Prime	Residential - Subprime
	2011
Grade
Pass	71,475	16,297
Substandard	1,285	93

Total	$72,760	$16,390

	Consumer - Other	Consumer - Auto
	2011
Performing	16,422	252
Nonperforming	168	—

Total	$16,590	$252

Construction - Prime
2011
Performing	2,587
Nonperforming	—

Total	$2,587

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 (in thousands).

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With no related allowance recorded:
Commercial	$1,619	$1,645	$—	$1,648	$—
Commercial Real Estate:
Commercial Real Estate — Multi-family	620	806	—	793	23
Commercial Real Estate — other	15,065	21,303	—	21,331	399
Consumer:
Consumer — other	449	449	—	454	22
Consumer — auto	—	—	—	—	—
Residential:
Residential — prime	2,908	3,506	—	3,510	137
Residential — subprime	4,827	4,827	—	4,744	340

With an allowance recorded:
Commercial	225	225	57	225	—
Commercial Real Estate:
Commercial Real Estate — Multi-family	—	—	—	—	—
Commercial Real Estate — other	586	610	191	611	—
Consumer:
Consumer — other	—	—	—	—	—
Consumer — auto	—	—	—	—	—
Residential:
Residential — prime	557	710	301	714	—
Residential — subprime	—	—	—	—	—

Total
Commercial	$18,115	$24,589	$248	$24,608	$422

Consumer	$449	$449	$—	$454	$22

Residental	$8,292	$9,043	$301	$8,968	$477

The following presents by class, the recorded investment in loans and leases on non-accrual status as of March 31, 2011.

Commercial	$1,844
Commercial real estate:
Commercial Real Estate — multi-family	166
Commercial Real Estate — other	7,482
Consumer:
Consumer — other	85
Consumer — auto	—
Residential:
Residential — prime	2,488
Residential — subprime	288
Construction
Construction — prime	331
Construction — subprime	—

Total	$12,684

ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the three months ended March 31, 2011.
Summary of Allowance for Loan Losses

	Three Months Ended
	March 31
	2011	2010
Beginning Balance	$6,850	$5,783
Loans Charged off	(913)	(1,436)
Recoveries	314	76
Provision for loan losses	260	1,845

Ending Balance	$6,511	$6,268

The allowance for loan losses was $6.5 million at March 31, 2011 representing 3.7% of total loans, compared to $6.9 million at December 31, 2010 or 3.74% of total loans and $6.3 million at March 31, 2010 or 2.81% of total loans. The allowance for loan losses to non-performing loans ratio was 51.3% at March 31, 2011 compared to 48.7% at December 31, 2010 and 35.8% at March 31, 2010. At March 31, 2011 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for credit losses (in thousands) as of March 31, 2011 is as follows:

		Comercial
		Real Estate			Residential -	Residential -
	Commercial	Other	Multi Family	Consumer	Prime	Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$71	$1,790	$474	$503	$3,495	$458	$59	$6,850
Charge-Offs	(3)	(18)	(177)	(100)	(413)	(189)	(13)	(913)
Recoveries	7	228	—	69	4	6	—	314
Provision	55	(396)	(8)	(93)	508	183	11	260

Ending Balance	130	1,604	289	379	3,594	458	57	6,511

Ending Balance: individually evaluated for impairment	57	191	—	—	301	—	—	549

Ending Balance: collectively evaluated for impairment	73	1,413	289	379	3,293	458	57	5,962

Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

FINANCING RECEIVABLES:

Ending Balance	7,169	61,367	4,579	16,842	72,533	16,617	2,587	181,694

Ending Balance: individually evaluated for impairment	1,844	15,320	620	449	3,465	4,827	331	26,856

Ending Balance: collectively evaluated for impairment	5,325	46,047	3,959	16,393	69,068	11,790	2,256	154,838

Ending Balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

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
Since stipulating to the terms of the Consent Order, we have complied with all of the provisions of the Consent Order, with the exception of raising the capital ratios to the required levels of 11.0% and 9.0% for Total Risk Based Capital and Tier 1 Capital, respectively. We continue to evaluate options for raising capital, and anticipate retaining an investment banking firm in the second quarter to assist in that process.
In addition, we have made significant progress in reducing the level of non-performing assets, which totaled $16.4 million of March 31, 2011 versus $27.3 million at June 30, 2010. We have likewise completed two external commercial loans reviews during 2010, neither of which made recommendations for additional provisions or charge-offs. The bank has also retained the services of Rehmann CPA firm to serve as our internal auditor. They have completed their first internal audit and found no material weaknesses.
We continue to maintain our focus on the reduction of problem loans and the generation of fee income through secondary market mortgage originations and wealth management activities.

FINANCIAL CONDITION
Summary. Our total assets decreased by $1.1 million, or .41%, to $255.8 million at March 31, 2011 compared to $256.9 million at December 31, 2010. Loans, excluding loans held for sale, totaled $174.6 million at March 31, 2011, down 4.5% from $$182.8 million at December 31, 2010.
Securities
Securities decreased to $10.6 million at March 31, 2011 compared to $11.4 million at December 31, 2010. The decrease was attributable to the scheduled maturities of $500,000 in U.S. agency securities and scheduled repayment of $333,000 in Mortgage Backed securities. The yield on investment securities has increased to 3.57% during the three months ended March 31, 2011 from 3.11% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.
Loans
The Bank’s net loan portfolio decreased by $8.2 million, or 4.5%, from $182.8 million at December 31, 2010 to $174.6 million at March 31, 2011. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$89,150	49.1	$93,294	49.1
Multi-family	4,579	2.5	4,783	2.5
Commercial	61,367	33.8	62,998	33.1
Construction or development	2,587	1.4	3,873	2.0

Total real estate loans	157,683	86.8	164,948	86.8
Other loans:
Consumer loans:
Home equity	13,720	7.6	14,814	7.8
Other	3,122	1.7	3,403	1.8

Total consumer loans	16,842	9.3	18,217	9.6
Commercial Business Loans	7,169	3.9	6,882	3.6

Total other loans	24,011	13.2	25,099	13.2

Total Loans	181,694	100.0%	190,047	100.0%

Allowance for loan losses	6,511		6,850
Less: Net deferred loan fees	338		429

Total Loans, net	$174,845		$182,768

One-to-four family loans decreased $4.1 million from year end 2010 as a result of the Bank’s continued strategy to sell a large portion of new one to four family loan originations. Commercial real estate loans and construction loans decreased $2.9 million or 4.36%.
The allowance for loan losses was $6.5 million at March 31, 2011 compared to $6.9 million at December 31, 2010, a decrease of $400,000. Net charge offs totaled $599,000 compared to $1.4 million for the same period a year ago. Net charge offs year to date consisted of primarily one to four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.
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
Deposits
Total deposits increased $4.7 million, or 2.3%, from $206.0 million at December 31, 2010 to $210.7 million at March 31, 2011. The rise in deposits included increases of $11.7 million in demand checking and savings accounts. Decreases in certificates of deposits of $5.2 million and in interest bearing checking and money market accounts of $1.9 million offset the movement in demand and savings accounts.
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
Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased $6.0 million to $30.3 million during the three months ended March 31, 2011 compared $36.3 million at December 31, 2010. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $12.2 million at March 31, 2011 compared to $12.0 million at December 31, 2010. This represents 4.75% and 4.67% of total assets at March 31, 2011 and December 31, 2010, respectively. Increases in equity for the three months ended March 31, 2011 included net earnings $110,000 and $85,000 in accrued dividend payments on the Preferred stock. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At March 31, 2011 the dividend payable to the Treasury Department totaled $471,000. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock, (see further discussion under “Capital Resources”).
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses decreased $255,000 for the quarter ended March 31, 2011 compared to the same period in 2010.
The net interest margin for the first quarter of 2011 decreased 11 basis points to 2.97% compared to 3.08% for the same period in 2010. The decline in the margin is largely due to a shift in the composition of earning assets. The Balance Sheet reflects elevated levels of liquidity in anticipation of repayment of scheduled maturities of whole sale funding including Federal Home Loan Bank advances and brokered deposits. The Bank anticipates the deployment of excess liquidity investment and lending opportunities. The increased level of nonperforming loans and the associated nonaccrual interest adjustment have also significantly impacted the margin. The yield on loans has decreased to 5.85% for the quarter compared to 6.00% for the same period in 2010.
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$38,120	1	0.01%	$17,771	1	0.02%
Investment securities	11,023	97	3.57	16,692	128	3.11
Other securities	3,802	21	2.24	4,174	23	2.23
Loans receivable	186,362	$2,689	5.85	225,328	$3,336	6.00

Total earning assets	$239,307	$2,808	4.76	$263,965	$3,488	5.36

Demand and NOW Accounts	$42,407	$9	0.09	$37,688	$30	0.32
Money market accounts	40,139	49	0.50	59,616	157	1.07
Savings accounts	21,081	6	0.12	20,817	16	0.31
Certificates of deposit	101,519	619	2.47	96,641	761	3.19
Federal Home Loan Bank Advances	32,716	349	4.33	44,518	493	4.49
Fed Funds Purchased	—	—	0.00	11	—	0.00

Total interest bearing liabilities	$237,862	1,032	1.76	$259,291	1,457	2.28

Net interest income		$1,776			$2,031

Net interest spread			3.00%			3.08%

Net interest margin			2.97%			3.08%

Provision for Loan Losses
The provision for loan losses was $260,000 in the first quarter of 2011 compared to $1.8 million for the first quarter of 2010. The reduced level of provision is reflective of management’s efforts in previous periods to identify potential problem loans and establish adequate reserves and/or charge-offs to address those problems. The Company continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $12.7 million at the end of the first quarter of 2011, a decrease of $1.4 million from December 31, 2010. Net charge offs for the quarter ended March 31, 2011 were $599,000 compared to $1.4 million for the same period in 2010.
Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $17.0 million at the end of 2010 to $16.4 million as of March 31, 2011. This increase was largely due to a decrease nonperforming loans, specifically in commercial real estate loans.
The following table presents non-performing assets and certain asset quality ratios at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Non-performing loans	$12,684	$14,075
Real estate in judgement	2,183	1,430
Foreclosed and repossessed assets	1,554	1,542

Total non-performing assets	$16,421	$17,047

Non-performing loans to total loans	7.25%	7.70%
Non-performing assets to total assets	6.42%	6.64%
Allowance for loan losses to non-performing loans	51.30%	48.70%
Allowance for loan losses to net loans receivable	3.71%	3.75%

Non-interest Income Non-interest income for the quarter ended March 31, 2011 decreased $26,000, or 2.43%, from $1.1 million to $1.04 compared to the same period a year ago. This decrease is attributable to a decrease in gain on sale of loans, other loan related fee income and in fees from overdraft protection offset by an increase in gain on sale of other repossessed property.
Net gain on sale of loans decreased $41,000 for the quarter ended March 31, 2011 from $199,000 to $158,000 compared to the same period a year ago. The decrease is largely due to the decline in one to four family residential mortgage refinancing activity. Fees and Service charges decreased $99,000 for the three months ended March 31, 2011 compared to the same period a year ago primarily due to a decrease in fees from overdraft protection program which decreased $46,000, to $249,000 as of March 31, 2011 from $295,000 for the same period a year ago. Management expects income from this program to be less than 2010 due to the regulatory changes that became effective August 15, 2010 with the amendment to Regulation E and the need for customers to “opt in” to the Overdraft Program. Other income increased $160,000 due to an increase in the gain of other repossessed property of $162,000.
Non-interest Expense Noninterest expense decreased $130,000 for the quarter ended March 31, 2011 compared to the same period a year ago. Salaries and employee benefits decreased $35,000. The decline in personnel expense was primarily attributable to a decline in general staffing. Foreclosed property expense decreased $118,000. Professional services increased $7,000 primarily due to increases in audit fees as the Bank began utilizing an external CPA firm for internal audit. All other expenses increased $16,000.
Federal Income Tax Expense An income tax benefit was not recognized for the first three months of 2011. A $51,500 tax benefit for the three months of 2011, primarily associated with the $198,000 net earnings before income taxes, was offset by a corresponding decrease in the valuation allowance on deferred tax assets. A significant component of income tax expense is made up of general tax credits generated each year.
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
At March 31, 2011, the Bank was considered “adequately capitalized” under regulatory guidelines which subjects the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC. This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2010 totaled $52.3 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.
If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At March 31, 2011 and based on current collateral levels, the Bank could borrow an additional $11.2 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $8.4 million during the three months ended March 31, 2011 and March 31, 2010. The primary sources of cash for the three months ended March 31, 2011 were $6.3 million in proceeds from the sale of mortgage loans, $824,000 maturities of available-for-sale investment securities and $6.9 million of principal loan collections in excess of loan originations and an increase in deposits of $4.7 million compared to $5.0 million increase in deposits, $6.4 million in proceeds from the sale of mortgage loans, $2.9 million in the sale and maturities of available-for-sale investment securities. The primary uses of cash for the three months ended March 31, 2011 were $5.9 million of mortgage loans originated for sale, and $6.0 million in repayments of FHLB advances, compared to $6.1 million of mortgage loans originated for sale and $3.7 million in purchases of available-for-sale investment securities.

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
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2011, the aggregate contractual obligations and commitments are:

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$99,904	$52,090	$36,233	$11,581	$—
FHLB advances	30,350	13,175	17,175	—	—

Total	$130,254	$65,265	$53,408	$11,581	$—

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$1,239	$1,239	$—	$—	$—
Unfunded commitments under HELOCs	12,206	2,301	2,551	2,016	5,338
Unfunded commitments under Contruction loans	791	742	11	9	29
Unfunded commitments under
Commercial LOCs	741	660	81	—	—
Letters of credit	—	—	—	—	—

Total	$14,977	$4,942	$2,643	$2,025	$5,367

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of March 31, 2011 were as follows: Tier 1 leverage ratio 4.67%, Tier 1 risk-based capital ratio 7.18%; and total risk-based capital 8.46%.
In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At March 31, 2011, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 2 to the company’s financial statements included in it’s Form 10K for the year ended December 31, 2010 in connection with uncertainty about the company’s ability to continue as a going concern.
RECENT DEVELOPMENTS
On September 21, 2010 the Company entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”). Among other things, the Written Agreement requires that the Company obtain the approval of the FRB prior to paying a dividend; prohibits the Company from purchasing or redeeming any shares of its stock without the prior written approval of the FRB, and; requires the Company to submit cash flow projections for the Company to the FRB on a quarterly basis. A Form 8-K was issued on May 12, 2010 with the complete details of the Written Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2011 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
This item is not required from smaller reporting companies.
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

MONARCH COMMUNITY BANCORP, INC.

Date: May 16, 2011	By:	/s/ Richard J. DeVries

Richard J. DeVries
President and Chief Executive Officer

Date: May 16, 2011	And:	/s/ Rebecca S. Crabill

Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.