Form 10-Q
period 2011-06-30
MONARCH COMMUNITY BANCORP INC
filed 2011-08-10
CIK 1169769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
517-278-4566
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 27, 2011, there were 2,049,485 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2011	2010
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$7,253	$7,065
Federal Home Loan Bank overnight time and other interest bearing deposits	37,027	34,909

Total cash and cash equivalents	44,280	41,974
Securities — Available for sale	10,410	11,466
Securities — Held to maturity	—	10
Other securities	3,370	3,865
Loans held for sale	1,055	693
Loans, net	168,149	182,768
Foreclosed assets, net	3,994	2,972
Premises and equipment	3,967	4,122
Core deposit intangible	319	390
Other assets	7,469	8,608

Total assets	$243,013	$256,868

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$19,762	$15,394
Interest bearing	177,992	190,634

Total deposits	197,754	206,028
Federal Home Loan Bank advances	30,350	36,350
Accrued expenses and other liabilities	2,757	2,472

Total liabilities	230,861	244,850

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding at June 30, 2011 and December 31, 2010	6,756	6,750
Common stock — $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at June 30, 2011 and December 31, 2010	20	20
Additional paid-in capital	21,151	21,146
Accumulated deficit	(15,550)	(15,591)
Accumulated other comprehensive income	335	257
Unearned compensation	(560)	(564)

Total stockholders’ equity	12,152	12,018

Total liabilities and stockholders’ equity	$243,013	$256,868

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$2,622	$3,092	$5,306	$6,428
Investment securities	113	143	231	294
Federal funds sold and overnight deposits	8	—	14	1

Total interest income	2,743	3,235	5,551	6,723

Interest Expense
Deposits	639	886	1,323	1,851
Federal Home Loan Bank advances	338	499	687	992

Total interest expense	977	1,385	2,010	2,843

Net Interest Income	1,766	1,850	3,541	3,880
Provision for Loan Losses	3	7,040	263	8,884

Net Interest Income After Provision for Loan Losses	1,763	(5,190)	3,278	(5,004)

Non-interest Income
Fees and service charges	455	563	902	1,108
Loan servicing fees	110	122	218	239
Net gain on sale of loans	272	149	430	349
Net gain on sale of securities	—	—	—	37
Other income	(109)	20	224	193

Total non-interest income	728	854	1,774	1,926

Non-interest Expense
Salaries and employee benefits	1,033	1,099	2,104	2,205
Occupancy and equipment	206	224	448	465
Data processing	209	199	422	407
Amortization of mortgage servicing rights	93	81	189	169
Professional services	186	245	343	396
Amortization of core deposit intangible	36	35	71	71
NOW account processing	49	53	99	104
ATM/Debit card processing	63	60	122	117
Foreclosed property expense	145	59	233	265
Other general and administrative	452	425	804	775

Total non-interest expense	2,472	2,480	4,835	4,974

Income (Loss) — Before income taxes	19	(6,816)	217	(8,052)
Income Taxes	—	—	—	—

Net Income (Loss)	$19	$(6,816)	$217	$(8,052)

Dividends and amortization of discount on preferred stock	$89	$88	$177	$176
Net Income (loss) available to common stock	$(70)	$(6,904)	$40	$(8,228)

Income (Loss) Per Share
Basic	$(0.04)	$(3.49)	$0.02	$(4.16)

Diluted	$(0.04)	$(3.49)	$0.02	$(4.16)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June, 30
	2011	2010
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$217	$(8,052)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	499	542
Provision for loan losses	263	8,884
Stock option expense	5	5
Gain on sale of foreclosed assets	(100)	(105)
Mortgage loans originated for sale	(15,570)	(10,868)
Proceeds from sale of mortgage loans	15,208	10,923
Gain on sale of mortgage loans	(430)	(349)
(Gain) Loss on sale of available for sale securities	—	(37)
Earned Stock Compensation	19	—
Net change in:
Deferred loan fees	(48)	49
Accrued interest receivable	193	(53)
Other assets	759	(129)
Accrued expenses and other liabilities	132	140

Net cash provided by (used in) operating activities	1,147	950
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases of available for sale securities	—	(4,216)
Proceeds from maturities of securities	1,149	2,288
Proceeds from sale of securities	—	1,566
Activity in held-to-maturity securities:
Proceeds from maturities of securities	10	13
Loan originations and principal collections, net	12,476	5,408
Proceeds from sale of foreclosed assets	1,354	1,850
Proceeds from sale of FHLB Stock	495	—
Purchase of premises and equipment	(51)	(59)

Net cash provided by investing activities	15,433	6,850
Cash Flows From Financing Activities
Net decrease in deposits	(8,274)	(11,883)
Repayment of FHLB advances	(6,000)	—

Net cash provided by financing activities	(14,274)	(11,883)

Net Increase (Decrease) in Cash and Cash Equivalents	2,306	(4,083)
Cash and Cash Equivalents — Beginning	41,974	23,354

Cash and Cash Equivalents — End	$44,280	$19,271

Supplemental Cash Flow Information:
Cash paid for:
Interest	2,077	2,886
Noncash investing activities:
Loans transferred to foreclosed assets	2,358	2,558
See accompanying notes to condensed consolidated financial statements.

MONARCH COMMUNITY BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year period.
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
The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses which cover a twenty —four month historical period and are carried at a weighted average with the most recent twelve months weighted 60% and the later weighted 40%, can vary from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. Management estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions, and economic trends. No adjustments were made to the loss factors in the second quarter of 2011. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

RECLASSIFICATIONS
Certain 2010 amounts have been reclassified to conform to the 2011 presentation.
NOTE 2 — SECURITIES
The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2011	Cost	Gains	Losses	Market Value
Available-for-sale securities:
U.S. Treasury	$—	$—	$—	$—
U.S. government agency obligations	1,108	94	—	1,202
Mortgage-backed securities	3,259	144		3,403
Obligations of states and political subdivisions	5,536	269	—	5,805

Total available-for-sale securities	$9,903	$507	$—	$10,410

Held-to-maturity securities:
Municipal securities	$—	$—	$—	$—

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2010	Cost	Gains	Losses	Market Value
Available-for-sale securities:
U.S. Treasury	$—	$—	$—	$—
U.S. government agency obligations	1,619	63	—	1,682
Mortgage-backed securities	3,914	110	—	4,024
Obligations of states and political subdivisions	5,543	217	—	5,760

Total available-for-sale securities	$11,076	$390	$—	$11,466

Held-to-maturity securities:
Municipal securities	$10	$—	$—	$10

Proceeds from sales of securities available for sale were $0 and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. Gross gains of $0 and $37,000 were realized on these sales during 2011 and 2010, respectively.

The amortized cost and fair value of securities available for sale at June 30, 2011 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	June 30, 2011
	Held to Maturity Securities		Available for Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due in one year or less	$—	$—	$791	$807
Due from one to five years	—	—	5,167	5,473
Due from five to ten years	—	—	686	727
Due after ten years	—	—	—	—

Total	$—	$—	6,644	7,007

Mortgage-backed securities			3,259	3,403

Total available-for-sale securities			$9,903	$10,410

There were no securities with unrealized losses at June 30, 2011.
Other-Than Temporary-Impairment
Our portfolio of available for sale securities is reviewed quarterly for other-than-temporary-impairment (OTTI) in value. In performing this review many factors are considered including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospect of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether management intends to sell the security, or it is more likely than not that management will be required to sell the security at a loss before anticipated recovery.
Management determined that there were no securities with OTTI at June 30, 2011.

NOTE 3 — EARNINGS PER SHARE
A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Basic earnings per share
Numerator:
Net income	$19	$(6,816)	$217	$(8,052)
Dividends and amortization of discount on preferred stock	$89	$88	$177	$176

Net Income (Loss) available to common stock	$(70)	$(6,904)	$40	$(8,228)

Denominator:
Weighted average common shares outstanding	2,049	2,045	2,049	2,045
Less: Average unallocated ESOP shares	(56)	(65)	(56)	(65)
Less: Average non-vested RRP shares	(1)	(2)	(1)	(2)

Weighted average common shares outstanding for basic earnings (loss) per share	1,992	1,978	1,992	1,978

Basic earnings (loss) per share	$(0.04)	$(3.49)	$0.02	$(4.16)

Diluted earnings per share
Numerator:
Net Income (Loss) available to common stock	$(70)	$(6,904)	$40	$(8,228)

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,992	1,978	1,992	1,978
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,992	1,978	1,992	1,978

Diluted earnings (loss) per share	$(0.04)	$(3.49)	$0.02	$(4.16)

NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 to amend ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about gross purchases, sales, issuances and settlements. Except for the requirement to disclose purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for the Corporation on January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements was effective for the Corporation as of January 1, 2011. All required disclosures are incorporated into Note 5.

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20, which requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The guidance requires that an entity provide disclosures facilitating financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables (i.e., loans), how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. These required disclosures are to be presented on a disaggregated basis at the portfolio segment and the class of financing receivables level. As it relates to disclosures as of the end of a reporting period, ASU 2010-20 was effective for the Corporation as of December 31, 2010. Disclosures that relate to activity during a reporting period were required for the Corporation in the period beginning January 1, 2011 and are incorporated into Note 6 and Note 7. In January 2011, the FASB temporarily deferred the effective date for disclosures about troubled debt restructurings under ASU 2010-20. See ASU 2011-2 below which requires disclosures about troubled debt restructurings under ASU 2010-20 on a prospective basis beginning in the quarter ended September 30, 2011.
FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, will be effective on a prospective basis beginning in the quarter ended September 30, 2011. The Corporation has not completed evaluating the impact of ASU 2011-02 on its consolidated financial statements.
The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.
FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We anticipate this statement will be adopted with our 2012 annual financial statements.

NOTE 5 — FAIR VALUE MEASUREMENTS
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
The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011, and December 31, 2010, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 1 input include U.S. Treasury securities. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, obligations of states and political subdivisions and U.S Government Agency obligations.

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Significant
	Identical Assets	Inputs	Unobservable	Balance at June
	(Level 1)	(Level 2)	Inputs (Level 3)	30, 2011
Assets:
June 30, 2011-Investment Securities
U.S. government agency obligations	—	1,202	—	1,202
Mortgage-backed securities	—	3,403	—	3,403
Obligations of states and political subdivisions	—	5,805	—	5,805

	$—	$10,410	$—	$10,410

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Significant	Balance at
	Identical Assets	Inputs	Unobservable	December 31,
	(Level 1)	(Level 2)	Inputs (Level 3)	2010
Assets:

December 31, 2010-Investment Securities
U.S. government agency obligations	—	1,682	—	1,682
Mortgage-backed securities	—	4,024	—	4,024
Obligations of states and political subdivisions	—	5,760	—	5,760

	$—	$11,466	$—	$11,466

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2011 and 2010 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2011 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010 (000s omitted):
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices in Active	Significant Other	Significant
	Balance at	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans accounted for under FASB ASC 310	$9,409	$—	$—	$9,409
Foreclosed Assets	$3,994	$—	$—	$3,994
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Impaired Loans accounted for under FASB ASC 310	$11,433	$—	$—	$11,433
Foreclosed Assets	2,972	—	—	2,972
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
The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of June 30, 2011 and December 31, 2010. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:
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
The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	June 30,		December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$44,280	$44,280	$41,974	$41,974
Securities — Held to maturity	—	—	10	10
Securities — Available for sale	10,410	10,410	11,466	11,466
Other securities	3,370	3,370	3,865	3,865
Loans held for sale	1,055	1,068	693	703
Net loans	168,149	170,666	182,768	185,268
Accrued interest and late charges receivable	508	508	264	264

Liabilities:
Deposits	197,754	197,686	206,028	206,400
Federal Home Loan Bank advances	30,350	32,141	36,350	38,532
Accrued interest payable	273	273	341	341

NOTE 6 — LOANS
The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$85,281	48.9	$93,294	49.1
Multi-family	4,400	2.5	4,783	2.5
Commercial	59,005	33.8	62,998	33.1
Construction or development	2,562	1.5	3,873	2.0

Total real estate loans	151,248	86.7	164,948	86.8
Other loans:
Consumer loans:
Home equity	12,928	7.4	14,814	7.8
Other	2,941	1.7	3,403	1.8

Total consumer loans	15,869	9.1	18,217	9.6
Commercial Business Loans	7,273	4.2	6,882	3.6

Total other loans	23,142	13.3	25,099	13.2

Total Loans	174,390	100.0%	190,047	100.0%

Allowance for loan losses	5,917		6,850
Less: Net deferred loan fees	324		429

Total Loans, net	$168,149		$182,768

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. All loan classes on which principal or interest is in default for 90 days or more are put on nonaccrual status, unless there is sufficient documentation to conclude that the loan is well secured and in the process of collection. Loans will also be placed on nonaccrual status if the Bank cannot reasonably expect full and timely repayment. All nonaccrual loans are also deemed to be impaired unless they are residential loans whose status as nonaccrual loans is based solely on having reached 90 days past due, are in the process of collection, but whose status as well secured has not yet been established.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. All impaired loans are also classified as nonaccrual loans unless they are deemed to be impaired solely due to their status as a troubled debt restructure and, 1) the borrower is not past due or, 2) there is verifiable adequate cash flow to support the restructured debt service or, 3) there is an adequate collateral valuation supporting the restructured loan. An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of June 30, 2011 are as follows:
June 30, 2011

	30-69	60-89
	DaysPast	DaysPast	Loans 90 Days or More	Total Past	Current
	Due	Due	Past Due	due Loans	Loans	Total Loans
Commercial	$22	$11	$1,375	$1,408	$5,865	$7,273
Commercial Real Estate:
Multi-family	454	—	—	$454	3,946	4,400
Commercial Real Estate — other	640	—	3,390	$4,030	54,975	59,005
Consumer:
Consumer — other	194	232	37	$463	15,202	15,665
Consumer — auto	15	—	—	$15	189	204
Residential:
Residential — prime	1,194	700	1,077	$2,971	65,986	68,957
Residential — subprime	343	63	—	$406	15,918	16,324
Construction:
Construction — prime	—	140	—	$140	2,422	2,562
Construction — subprime	—	—	—	$—	—	—

Total	$2,862	$1,146	$5,879	$9,887	$164,503	$174,390

December 31, 2010

	30-69	60-89
	DaysPast	DaysPast	Loans 90 Days or More	Total Past	Current
	Due	Due	Past Due	due Loans	Loans	Total Loans
Commercial	$89	$—	$1,118	$1,207	$5,675	$6,882
Commercial Real Estate:
Multi-family	—	—	339	339	4,444	4,783
Commercial Real Estate — other	125	2,752	3,751	6,628	56,370	62,998
Consumer:
Consumer — other	239	19	192	450	17,437	17,887
Consumer — auto	7	—	—	7	323	330
Residential:
Residential — prime	1,090	797	935	2,822	73,729	76,551
Residential — subprime	284	91	163	538	16,205	16,743
Construction:
Construction — prime	169	—	—	169	3,704	3,873
Construction — subprime	—	—	—	—	—	—

Total	$2,003	$3,659	$6,498	$12,160	$177,887	$190,047

All commercial loans will be assigned a risk rating by the Credit Analyst at inception. The risk rating system is composed of eight levels of quality and utilizes the following definitions. No changes have been made to the risk ratings in the second quarter of 2011.
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
The following table represents the risk category of loans by class based on the most recent analysis performed as of June 30, 2011 and December 31, 2010 (in thousands):
June 30, 2011

		Commercial Real Estate	Commercial Real Estate
	Commercial	Multi-family	Other
Credit Rating	2011	2011	2011
0-2	—	35	2,984
3	11	209	3,384
4	3,505	128	25,704
5	1,814	3,574	8,467
6	737	454	16,387
7	1,206	—	2,079

Total	$7,273	$4,400	$59,005

December 31, 2010

		Commercial Real Estate	Commercial Real Estate
	Commercial	Multi-family	Other
	2010	2010	2010
0-2	—	37	3,509
3	14	209	4,993
4	3,698	131	17,537
5	1,533	3,603	18,849
6	427	464	13,741
7	1,210	339	4,369

Total	$6,882	$4,783	$62,998

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of June 30, 2011.

	June 30, 2011
	Residential — Prime	Residential — Subprime
	2011
Grade
Pass	67,720	16,221
Substandard	1,237	103

Total	$68,957	$16,324

	Consumer — Other	Consumer — Auto
	2011
Performing	15,358	204
Nonperforming	307	—

Total	$15,665	$204

Construction - Prime
2011
Performing	2,562
Nonperforming	—

Total	$2,562

	December 31, 2010
	Residential — Prime	Residential — Subprime
	2010
Grade
Pass	75,616	16,580
Substandard	935	163

Total	$76,551	$16,743

	Consumer — Other	Consumer — Auto
	2010
Performing	17,695	330
Nonperforming	192	—

Total	$17,887	$330

Construction — Prime
Performing	3,873
Nonperforming	—

Total	$3,873

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With no related allowance recorded:
Commercial	$1,766	$1,873	$—	$1,879	$—
Commercial Real Estate:
Commercial Real Estate — Mulit-family	454	467	—	454	23
Commercial Real Estate — other	14,205	20,299	—	20,188	387
Consumer:
Consumer — other	364	364	—	364	22
Consumer — auto	—	—	—	—	—
Residential:
Residential — prime	2,846	3,445	—	3,524	145
Residential — subprime	5,005	5,005	—	4,982	348
With an allowance recorded:
Commercial	64	64	20	65	—
Commercial Real Estate:
Commercial Real Estate — Multi-family	—	—	—	—	—
Commercial Real Estate — other	572	607	202	610	—
Consumer:
Consumer — other	—	—	—	—	—
Consumer — auto	—	—	—	—	—
Residential:
Residential — prime	476	625	292	631	—
Residential — subprime	—	—	—	—	—

Total
Commercial	$17,061	$23,310	$222	$23,196	$410

Consumer	$364	$364	$—	$364	$22

Residental	$8,327	$9,075	$292	$9,137	$493

	December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With no related allowance recorded:
Commercial	$1,463	$1,492	$—	$1,486	$—
Commercial Real Estate:
Commercial Real Estate — Mulit-family	—	—	—	—	—
Commercial Real Estate — other	15,862	22,183	—	15,689	403
Consumer:
Consumer — other	346	346	—	350	15
Consumer — auto	—	—	—	—	—
Residential:
Residential — prime	3,367	3,965	—	3,665	139
Residential — subprime	4,993	4,993	—	4,586	358
With an allowance recorded:
Commercial	162	165	109	173	—
Commercial Real Estate:
Commercial Real Estate — Multi-family	803	808	366	765	—
Commercial Real Estate — other	341	354	147	357	—
Consumer:
Consumer — other	—	—	—	—	—
Consumer — auto	—	—	—	—	—
Residential:
Residential — prime	502	643	236	575	—
Residential — subprime	—	—	—	—	—

Total
Commercial	$18,631	$25,002	$622	$18,470	$403

Consumer	$346	$346	$—	$350	$15

Residental	$8,862	$9,601	$236	$8,826	$497

The following presents by class, the recorded investment in loans and leases on non-accrual status as of June 30, 2011 and December 31, 2010.
Financing Receivables on Nonaccrual Status

June 30, 2011
Commercial	$1,830
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate — other	6,850
Consumer:
Consumer — other	186
Consumer — auto	—
Residential:
Residential — prime	1,933
Residential — subprime	63
Construction
Construction — prime	322
Construction — subprime	—

Total	$11,184

Financing Receivables on Nonaccrual Status

December 31, 2010
Commercial	$1,625
Commercial real estate:
Commercial Real Estate - mulit-family	803
Commercial Real Estate — other	7,949
Consumer:
Consumer — other	89
Consumer — auto	—
Residential:
Residential — prime	3,007
Residential — subprime	263
Construction
Construction — prime	339
Construction — subprime	—

Total	$14,075

NOTE 7 — ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses were as follows for the six months ended June 30, 2011.
Summary of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Beginning Balance	$6,511	$6,269	$6,850	$5,783
Loans Charged off	(699)	(3,575)	(1,612)	(5,011)
Recoveries	102	49	416	126
Provision for loan losses	3	7,040	263	8,885

Ending Balance	$5,917	$9,783	$5,917	$9,783

The allowance for loan losses was $5.9 million at June 30, 2011 representing 3.5% of total loans, compared to $6.9 million at December 31, 2010 or 3.74% of total loans and $9.8 million at June 30, 2010 or 4.8% of total loans. The allowance for loan losses to non-performing loans ratio was 52.9% at June 30, 2011 compared to 48.7% at December 31, 2010 and 41.4% at June 30, 2010. At June 30, 2011 we believe that our allowance appropriately considers incurred losses in our loan portfolio.
Analysis related to the allowance for credit losses (in thousands) as of June 30, 2011 is as follows:

		Comercial
		Real Estate			Residential -	Residential -
	Commercial	Other	Multi Family	Consumer	Prime	Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	71	1,790	474	503	3,495	458	59	6,850
Charge-Offs	(60)	(99)	(286)	(159)	(740)	(255)	(13)	(1,612)
Recoveries	7	228	—	113	27	41	—	416
Provision	98	(477)	118	(127)	123	543	(15)	263

Ending Balance	116	1,442	306	330	2,905	787	31	5,917

Ending Balance: individually evaluated for impairment	20	202	—	—	292	—	—	514

Ending Balance: collectively evaluated for impairment	96	1,240	306	330	2,613	787	31	5,403

FINANCING RECEIVABLES:
Ending Balance	7,273	59,005	4,400	15,869	68,957	16,324	2,562	174,390

Ending Balance: individually evaluated for impairment	1,830	14,455	454	364	3,322	5,005	322	25,752

Ending Balance: collectively evaluated for impairment	5,443	44,550	3,946	15,505	65,635	11,319	2,240	148,638

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
OVERVIEW
Following Monarch Community Bank’s Safety and Soundness examination which was completed in early 2010, the Board of Directors of Monarch Community Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition. Following Monarch Community Bank’s most recent Safety and Soundness examination, there were no changes to the existing formal enforcement action (“Consent Order”).
Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, with the exception of fully raising our capital levels to the required levels. Management continues to work toward the achievement of the required capital levels through:
1.	Returning the Bank to profitability — As the bank returns to profitability, net income increases the level of capital in the Bank, resulting in improved capital ratios.

2.	Reducing the size of the Bank. — With a decrease in the assets and liabilities of the Bank, capital as a percent of assets increases. This contributes to the improvement of the capital ratios.

3.	Conducting a formal capital raise — the Bank has interviewed a number of investment banking firms and has received bids from each of them regarding their desire to lead a formal capital raise for the Bank. Management reviewing these bids, including the pricing and the proposed approach to raising capital, and expects to formally engage one of these firms in the near future.
Management continues to focus on the improvement of credit quality at the Bank, and has completed three comprehensive external loan reviews over the last nine months, with no recommendations for additional loan loss provisions or charge-offs, and no identification of material weaknesses in the credit approval or administration processes. In addition, our total non-performing assets have declined from $27.3 million at June 30, 2010 to $15.2 million at June 30, 2011. This constitutes a 44% drop in non-performing assets over a 12 month period. The slight loss available to common shareholders in the 2nd quarter reflects a one-time loss of $260,000 from the sale of the last large parcel of bare land held in our Other Real Estate Owned portfolio.
In addition to improving credit quality, the bank continues to increase the sources of fee income through the opening of two new residential mortgage origination offices in Kalamazoo and Okemos, Michigan. Management is evaluating additional sites for mortgage origination offices in Michigan and Indiana.

FINANCIAL CONDITION
Summary. Total assets decreased by $13.9 million, or 5.4%, to $243.0 million at June 30, 2011 compared to $256.9 million at December 31, 2010. Loans, excluding loans held for sale, totaled $168.1 million at June 30, 2011, down 8.0% from $182.8 million at December 31, 2010.
Securities
Securities decreased to $10.4 million at June 30, 2011 compared to $11.5 million at December 31, 2010. The decrease was attributable to the scheduled maturities of $500,000 in U.S. agency securities and scheduled repayment of $556,000 in Mortgage Backed securities. The yield on investment securities has increased to 3.58% during the six months ended June 30, 2011 from 3.01% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.
Loans
The Bank’s net loan portfolio decreased by $14.6 million, or 8.0%, from $182.8 million at December 31, 2010 to $168.1 million at June 30, 2011. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$85,281	48.9	$93,294	49.1
Multi-family	4,400	2.5	4,783	2.5
Commercial	59,005	33.8	62,998	33.1
Construction or development	2,562	1.5	3,873	2.0

Total real estate loans	151,248	86.7	164,948	86.8
Other loans:
Consumer loans:
Home equity	12,928	7.4	14,814	7.8
Other	2,941	1.7	3,403	1.8

Total consumer loans	15,869	9.1	18,217	9.6
Commercial Business Loans	7,273	4.2	6,882	3.6

Total other loans	23,142	13.3	25,099	13.2

Total Loans	174,390	100.0%	190,047	100.0%

Allowance for loan losses	5,917		6,850
Less: Net deferred loan fees	324		429

Total Loans, net	$168,149		$182,768

One-to-four family loans decreased $8.0 million from year end 2010 as a result of the Bank’s continued strategy to sell a large portion of new one to four family loan originations. Commercial real estate loans and construction loans decreased $5.3 million or 7.93%.
The allowance for loan losses was $5.9 million at June 30, 2011 compared to $6.9 million at December 31, 2010, a decrease of $1.0 million. Net charge offs year to date totaled $1.2 million compared to $4.9 million for the same period a year ago. Net charge offs year to date consisted of primarily one to four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.
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

Deposits
Total deposits decreased $8.3 million, or 4.02%, from $206.0 million at December 31, 2010 to $197.8 million at June 30, 2011. The decline in deposits included decreases in certificates of deposits of $11.8 million and in interest bearing checking and money market accounts of $3.3 million offsetting an increase in demand and savings accounts of $6.9 million.
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
Federal Home Loan Bank Advances
Total Federal Home Loan Bank (FHLB) advances decreased $6.0 million to $30.3 million during the six months ended June 30, 2011 compared $36.3 million at December 31, 2010. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.
Equity
Total equity was $12.2 million at June 30, 2011 compared to $12.0 million at December 31, 2010. This represents 5.0% and 4.68% of total assets at June 30, 2011 and December 31, 2010, respectively. An increase in equity for the six months ended June 30, 2011 was attributable to net earnings of $217,000 offset by $171,000 in accrued dividend payments on the Preferred stock. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At June 30, 2011 the dividend payable to the Treasury Department totaled $557,000. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before any provision for loan losses decreased $84,000 for the quarter ended June 30, 2011 compared to the same period in 2010. The net interest margin for the second quarter of 2011 increased 17 basis points to 3.0% compared to 2.83% for the same period in 2010. The improvement in the margin is largely due to the decline in cost of funds as the management continues to monitor cost of funds. Management believes that the cost of funds will continue to decline as higher cost funding sources are eliminated or reduced. The decrease in nonperforming loans and the reduced associated nonaccrual interest adjustment have also significantly impacted the margin. The yield on loans has increased from 5.61% in the second quarter of 2010 to 5.88% for the same period in 2011.
Net interest income before any provision for loan losses decreased $339,000 for the six months ended June 30, 2011 compared to the same period in 2010. The net interest margin increased 2 basis points to 2.98% compared to 2.96% for the same period in 2010. The yield on loans has increased to 5.86% for the six months ended June 30, 2011 compared to 5.81% for the same period in 2010.
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

	Six Months Ended June 30,			Six Months Ended June 30,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$40,398	$14	0.07%	$18,429	$1	0.01%
Investment securities	$10,812	$192	3.58	$16,886	$252	3.01
Other securities	$3,744	$39	2.10	$4,174	$42	2.03
Loans receivable	$182,597	$5,306	5.86	$223,174	$6,428	5.81

Total earning assets	$237,551	$5,551	4.71	$262,663	$6,723	5.16

Demand and NOW Accounts	$44,475	$17	0.08	$39,843	$57	0.29
Money market accounts	$40,012	$98	0.49	$55,668	$262	0.95
Savings accounts	$21,773	$12	0.11	$21,285	$28	0.27
Certificates of deposit	$99,099	$1,195	2.43	$96,213	$1,503	3.15
Federal Home Loan Bank Advances	$31,533	$687	4.39	$44,518	$992	4.49
Fed Funds Purchased	$—	$—	—	$5	$—	0.00

Total interest bearing liabilities	$236,892	$2,009	1.17	$257,532	$2,842	2.23

Net interest income		$3,542			$3,881
Net interest spread			3.00%			2.94%
Net interest margin			2.98%			2.96%
Provision for Loan Losses
For the three months ended June 30, 2010, the Bank recorded a provision for loan losses of $7.0 million where no provision was recorded in the second quarter of 2011. The reduced level of provision is reflective of management’s efforts in previous periods to identify potential problem loans and establish adequate reserves and/or charge-offs to address those problems. The Company continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $11.2 million at the end of the second quarter of 2011, a decrease of $2.9 million from December 31, 2010. Net charge offs for the quarter ended June 30, 2011 were $598,000 compared to $3.5 million for the same period in 2010.
The Bank recorded a provision for loan losses of $8.9 million for the six months ended June 30, 2010 compared to $263,000 for the same period in 2011. Year to date 2011 net charge offs totaled $1.2 million compared to $4.9 million for the same period a year ago. Net charge offs year to date consisted of 78% one to four family residential mortgages, 4% consumer, 13% commercial real estate including multifamily, and the remaining 5% included construction and commercial and industrial.
Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $17.0 million at the end of 2010 to $15.2 million as of June 30, 2011. This decrease was largely due to a decrease in nonperforming loans, specifically in commercial real estate loans.
The following table presents non-performing assets and certain asset quality ratios at June 30, 2011 and December 31, 2010.

	June 30,2011	December 31,2010
Non-performing loans	$11,184	$14,075
Real estate in judgement	1,917	1,430
Foreclosed and repossessed assets	2,077	1,542

Total non-performing assets	$15,178	$17,047

Non-performing loans to total loans	6.61%	7.70%
Non-performing assets to total assets	6.25%	6.64%
Allowance for loan losses to non-performing loans	52.90%	48.70%
Allowance for loan losses to net loans receivable	3.50%	3.75%

Non-interest Income
Non-interest income for the quarter ended June 30, 2011 decreased $126,000, or 14.75%, from $854,000 to $728,000 compared to the same period a year ago. This decrease is attributable to a decrease in fees from overdraft protection, and other income, offset by an increase in gain on sale of loans.
Fees and Service charges decreased $108,000 for the three months ended June 30, 2011 compared to the same period a year ago primarily due to a decrease in fees from the overdraft protection program. Other income decreased $129,000 compared to the same period a year ago primarily due to an increase in losses on the disposition of other repossessed property. Net gain on sale of loans increased $123,000 for the quarter ended June 30, 2011 compared to the same period a year ago. Management attributes this to the implementation of a new lending approach. Loan servicing fees decreased $12,000 for the quarter due to the decrease in the secondary market portfolio.
Non-interest income for the six months ended June 30, 2011 decreased $152,000, or 7.9%, compared to the same period in 2010. Fees and Service charges decreased $206,000 for the six months ended June 30, 2011 compared to the same period a year ago primarily due to the reasons mentioned previously. A gain of $37,000 on the sale of investments was recognized in the six months of 2010 as management replaced securities to reposition maturities and improve overall credit quality of the portfolio compared to no gain in 2011. Loan servicing fees decreased $21,000 due to the decrease in the secondary market portfolio. Net gain on sale loans increased $81,000 for the six months ended June 30, 2011 due to the reasons mentioned previously. Other income increased $31,000 primarily due to a $38,000 increase in gain on sale of other repossessed property.
Non-interest Expense
Noninterest expense decreased $8,000, or .32% for the quarter ended June 30, 2011 compared to the same period a year ago. Salaries and employee benefits decreased $66,000. The decline in personnel expense was primarily attributable to a decline in general staffing. Professional services decreased $59,000 primarily due to decreases in legal fees associated with nonperforming loans. Foreclosed property expense increased $86,000 for the quarter due to an increase in additional write down of other repossessed property and increased expenses from maintenance costs and taxes on a higher level of properties in other repossessed property. All other expenses increased $31,000.
Noninterest expense decreased $139,000, or 2.8%, for the six months ended June 30, 2011 compared to the same period ending a year ago. Salaries and employee benefits decreased $101,000, in 2011. Professional services decreased $53,000 primarily due to decreases in legal fees associated with nonperforming loans. Occupancy and equipment decreased $17,000. Foreclosed property expense decreased $32,000 year to date. The decrease was attributable to a decrease in taxes paid on other repossesses properties. Amortization of mortgage servicing rights increased $20,000 due to an increase in secondary market activity. Other general and administrative expenses increased $29,000. All other expenses increased $15,000.
Federal Income Tax Expense
An income tax benefit was not recognized for the first six months of 2011. A $36,000 tax benefit for the six months of 2011, primarily associated with the $217,000 net earnings before income taxes, was offset by a corresponding decrease in the valuation allowance on deferred tax assets.
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
At June 30, 2011, the Bank was considered “adequately capitalized” under regulatory guidelines which subjects the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC. This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.
Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2011 totaled $44.9 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At June 30, 2011 and based on current collateral levels, the Bank could borrow an additional $8.8 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.
The Bank’s total cash and cash equivalents increased by $2.3 million during the six months ended June 30, 2011 compared to $4.0 million decrease for the same period in 2010. The primary sources of cash for the six months ended June 30, 2011 were $15.2 million in proceeds from the sale of mortgage loans, $1.1 million maturities of available-for-sale investment securities and $12.5 of principal loan collections in excess of loan originations compared to $10.9 million in proceeds from the sale of mortgage loans, $3.9 million in the sale and maturities of available-for-sale investment securities and $5.4 of principal loan collections in excess of loan originations. The primary uses of cash for the six months ended June 30, 2011 were $15.6 million of mortgage loans originated for sale, $6.0 million in repayments of FHLB advances and a decrease in deposits of $8.3 million compared to a decrease in deposits of $11.9 million, $10.9 million of mortgage loans originated for sale and $4.2 million in purchases of available-for-sale investment securities.
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
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2011, the aggregate contractual obligations and commitments are:

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$93,256	$44,940	$37,952	$10,364	$—
FHLB advances	30,350	18,175	12,175	—	—

Total	$123,606	$63,115	$50,127	$10,364	$—

	Amount of commitment expiration per period
		Less than	1 -3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$2,889	$2,889	$—	$—	$—
Unfunded commitments under HELOCs	11,619	2,330	2,242	1,884	5,163
Unfunded commitments under Contruction loans	294	267	12	10	5
Unfunded commitments under Commercial LOCs	147	116	31	—	—
Letters of credit	—	—	—	—	—

Total	$14,949	$5,602	$2,285	$1,894	$5,168

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.
CAPITAL RESOURCES
The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of June 30, 2011 were as follows: Tier 1 leverage ratio 4.75%, Tier 1 risk-based capital ratio 7.61%; and total risk-based capital 8.89%.
In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At June 30, 2011, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 2 to the Company’s financial statements included in its Form 10 K for the year ended December 31, 2010 in connection with uncertainty about the Company’s ability to continue as a going concern.

RECENT DEVELOPMENTS
On September 21, 2010 the Company entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”). Among other things, the Written Agreement requires that the Company obtain the approval of the FRB prior to paying a dividend; prohibits the Company from purchasing or redeeming any shares of its stock without the prior written approval of the FRB, and; requires the Company to submit cash flow projections for the Company to the FRB on a quarterly basis. A Form 8-K was issued on September 27, 2010 with the complete details of the Written Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES
As previously disclosed, in the first quarter of 2010, the Corporation elected to suspend quarterly cash dividend payments on its Series A fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury. Therefore, the Corporation is currently in arrears with the dividend payments on the preferred stock, as permitted by the related documentation. As of June 30, 2011, the amount of the arrearages on the Series A fixed rate, cumulative perpetual preferred stock was $557,000.
Item 4. [RESERVED]
Item 5. OTHER INFORMATION
Not applicable
Item 6. EXHIBITS
See the index to exhibits.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.
Date: August 10, 2011	By:	/s/Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer

Date: August 10, 2011	And:	/s/Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.

101	Interactive Data File.