Form 10-Q
period 2011-09-30
MONARCH COMMUNITY BANCORP INC
filed 2011-11-14
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

517-278-4566

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At November 1, 2011, there were 2,049,485 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2011	2010
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$13,905	$7,065
Federal Home Loan Bank overnight time and other interest bearing deposits	28,722	34,909

Total cash and cash equivalents	42,627	41,974
Securities - Available for sale	6,412	11,466
Securities - Held to maturity	—	10
Other securities	3,370	3,865
Loans held for sale	607	693
Loans, net	154,918	182,768
Foreclosed assets, net	4,482	2,972
Premises and equipment	4,002	4,122
Core deposit intangible	284	390
Other assets	7,227	8,608

Total assets	$223,929	$256,868

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$21,147	$15,394
Interest bearing	165,777	190,634

Total deposits	186,924	206,028
Federal Home Loan Bank advances	22,350	36,350
Accrued expenses and other liabilities	2,696	2,472

Total liabilities	211,970	244,850
Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding at September 30, 2011 and December 31, 2010	6,759	6,750
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at September 30, 2011 and December 31, 2010	20	20
Additional paid-in capital	21,153	21,146
Accumulated deficit	(15,471)	(15,591)
Accumulated other comprehensive income	58	257
Unearned compensation	(560)	(564)

Total stockholders’ equity	11,959	12,018

Total liabilities and stockholders’ equity	$223,929	$256,868

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$2,417	$2,971	$7,722	$9,399
Investment securities	109	127	340	421
Federal funds sold and overnight deposits	5	1	20	2

Total interest income	2,531	3,099	8,082	9,822
Interest Expense
Deposits	579	787	1,901	2,638
Federal Home Loan Bank advances	301	504	988	1,496

Total interest expense	880	1,291	2,889	4,134

Net Interest Income	1,651	1,808	5,193	5,688
Provision for Loan Losses	41	2,724	304	11,609

Net Interest Income After Provision for Loan Losses	1,610	(916)	4,889	(5,921)
Non-interest Income
Fees and service charges	484	439	1,387	1,548
Loan servicing fees	114	119	332	358
Net gain on sale of loans	245	236	675	585
Net gain on sale of securities	469	39	469	76
Other income	(91)	47	133	240

Total non-interest income	1,221	880	2,996	2,807
Non-interest Expense
Salaries and employee benefits	1,164	1,074	3,268	3,279
Occupancy and equipment	233	235	680	700
Data processing	213	198	635	605
Amortization of mortgage servicing rights	105	113	293	281
Professional services	198	207	541	603
Amortization of core deposit intangible	35	35	106	106
NOW account processing	50	53	149	158
ATM/Debit card processing	62	64	185	181
Foreclosed property expense	221	63	455	328
Other general and administrative	382	440	1,187	1,215

Total non-interest expense	2,663	2,482	7,499	7,456

Income (Loss) - Before income taxes	168	(2,518)	386	(10,570)
Income Taxes	—	—	—	—

Net Income (Loss)	$168	$(2,518)	$386	$(10,570)

Dividends and amortization of discount on preferred stock	$89	$90	$266	$266
Net Income (loss) available to common stock	$79	$(2,608)	$120	$(10,836)

Income (Loss) Per Share
Basic	$0.04	$(1.32)	$0.06	$(5.48)

Diluted	$0.04	$(1.32)	$0.06	$(5.48)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September, 30
	2011	2010
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$386	$(10,570)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	749	827
Provision for loan losses	304	11,609
Stock option expense	8	7
Gain on sale of foreclosed assets	(153)	(105)
Mortgage loans originated for sale	(22,472)	(17,972)
Proceeds from sale of mortgage loans	22,558	18,174
Gain on sale of mortgage loans	(675)	(585)
(Gain) Loss on sale of available for sale securities	(469)	(76)
Earned Stock Compensation	—	—
Net change in:
Deferred loan fees	(74)	72
Accrued interest receivable	57	492
Other assets	836	(501)
Accrued expenses and other liabilities	642	278

Net cash provided by (used in) operating activities	1,697	1,650
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases of available for sale securities	(4,855)	(4,217)
Proceeds from maturities of securities	1,477	3,620
Proceeds from sale of securities	8,550	4,808
Activity in held-to-maturity securities:
Proceeds from maturities of securities	10	13
Loan originations and principal collections, net	24,681	10,773
Proceeds from sale of foreclosed assets	2,150	2,030
Proceeds from sale of FHLB Stock	495	—
Purchase of premises and equipment	(182)	(65)

Net cash provided by investing activities	32,326	16,962
Cash Flows From Financing Activities
Net decrease in deposits	(19,104)	(11,468)
Cash Dividends-preferred stock	(266)	(266)
Proceeds from FHLB advances	—	—
Repayment of FHLB advances	(14,000)	(2,000)

Net cash provided by financing activities	(33,370)	(13,734)

Net Increase (Decrease) in Cash and Cash Equivalents	653	4,878
Cash and Cash Equivalents - Beginning	41,974	23,354

Cash and Cash Equivalents - End	$42,627	$28,232

Supplemental Cash Flow Information:
Cash paid for:
Interest	3,015	4,186
Noncash investing activities:
Loans transferred to foreclosed assets	3,614	1,639

See accompanying notes to condensed consolidated financial statements.

MONARCH COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year period.

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

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. Actual losses which cover a twenty –four month historical period and are carried at a weighted average with the most recent twelve months weighted 60% and the later weighted 40%, can vary from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. Management estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions, and economic trends.

As of September 30, 2011 the residential loan historical loss ratios were increased by .08% to .27% based on the particular segment. Multi-family real estate loan historical loss ratios were increased by .07% to 2.40%. All other commercial real estate loan historical loss ratios were increased .02% to .99%. Construction loan historical loss ratios were increased .04% to .43%, Consumer loan historical loss ratios, .50% to .60% and commercial and industrial loan historical loss ratios were increased by .03% to .28%. As of September 30, 2011 7% of the allowance for loan loss reserve was attributable to adjustments to the loss factors. No adjustments were made to the loss factors in the fourth quarter of 2010 or in the first six months of 2011. Factors regarding changes in experience, ability and depth of lending management and changes in the quality of loan review system and the degree of oversight by the Board of Directors were decreased in the third quarter of 2011. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

RECLASSIFICATIONS

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	$4,832	$14	$—	$4,846
U.S. government agency obligations	—	—	—	—
Mortgage-backed securities	1,014	67		1,081
Obligations of states and political subdivisions	478	7	—	485

Total available-for-sale securities	$6,324	$88	$—	$6,412

Held-to-maturity securities:
Municipal securities	$—	$—	$—	$—

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	$—	$—	$—	$—
U.S. government agency obligations	1,619	63	—	1,682
Mortgage-backed securities	3,914	110	—	4,024
Obligations of states and political subdivisions	5,543	217	—	5,760

Total available-for-sale securities	$11,076	$390	$—	$11,466

Held-to-maturity securities:
Municipal securities	$10	$—	$—	$10

Proceeds from sales of securities available for sale were $8.6 and $4.8 million for the nine months ended September 30, 2011 and 2010, respectively. Gross gains of $469,000 and $76,000 were realized on these sales during 2011 and 2010, respectively.

The amortized cost and fair value of securities available for sale at September 30, 2011 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	September 30, 2011
	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$—	$—	$400	$401
Due from one to five years	—	—	78	84
Due from five to ten years	—	—	—	—
Due after ten years	—	—	—	—

Total	$—	$—	478	485

Mortgage-backed securities			1,014	1,081
CMO securities			4,832	4,846

Total available-for-sale securities			$6,324	$6,412

There were no securities with unrealized losses at September 30, 2011.

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

Management determined that there were no securities with OTTI at September 30, 2011.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Basic earnings per share
Numerator:
Net Income (Loss)	$168	$(2,518)	$386	$(10,570)
Dividends and amortization of discount on preferred stock	$89	$90	$266	$266

Net Income (Loss) available to common stock	$79	$(2,608)	$120	$(10,836)

Denominator:
Weighted average common shares outstanding	2,049	2,045	2,049	2,045
Less: Average unallocated ESOP shares	(56)	(65)	(56)	(65)
Less: Average non-vested RRP shares	(1)	(1)	(1)	(2)

Weighted average common shares outstanding for basic earnings (loss) per share	1,992	1,979	1,992	1,978

Basic earnings (loss) per share	$0.04	$(1.32)	$0.06	$(5.48)

Diluted earnings per share
Numerator:
Net Income (Loss) available to common stock	$79	$(2,608)	$120	$(10,836)

Denominator:
Weighted average common shares outstanding for basic earnings per share	1,992	1,979	1,992	1,978
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,992	1,979	1,992	1,978

Diluted earnings (loss) per share	$0.04	$(1.32)	$0.06	$(5.48)

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, were effective on a prospective basis beginning in the quarter ended September 30, 2011. The Corporation has included the evaluation of the impact of ASU 2011-02 on its consolidated financial statements in Note 6.

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

FASB ASU 2011-05, Presentation of Comprehensive Income. In September 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We anticipate this statement will be adopted with our 2012 annual financial statements.

NOTE 5 - FAIR VALUE MEASUREMENTS

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011, and December 31, 2010, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 1 input include U.S. Treasury securities. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Assets:
September 30, 2011-Investment Securities
Collateralized Mortgage obligations	—	4,846	—	4,846
U.S. government agency obligations	—	—	—	—
Mortgage-backed securities	—	1,081	—	1,081
Obligations of states and political subdivisions	—	485	—	485

	$—	$6,412	$—	$6,412

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets:
December 31, 2010-Investment Securities
Collateralized Mortgage obligations	—	—	—	—
U.S. government agency obligations	—	1,682	—	1,682
Mortgage-backed securities	—	4,024	—	4,024
Obligations of states and political subdivisions	—	5,760	—	5,760

	$—	$11,466	$—	$11,466

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2011 and 2010 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2011 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	$8,415	$—	$—	$8,415
Foreclosed Assets	$4,482	$—	$—	$4,482

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	$11,433	$—	$—	$11,433
Foreclosed Assets	$2,972	$—	$—	$2,972

The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a specific reserve is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals obtained at least annually) and discounted based on internal loan to value limits which typically range from 50% to 80% based on the collateral. Management reviews the impaired loans no less than quarterly for potential additional impairment and when there is little prospect of collecting principal or interest, loans or portions thereof may be charged off to the allowance for loan losses. Losses are recognized in the period a debt becomes uncollectible. The recognition of a loss does not mean that the loan has no recovery or salvage value, but rather it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the nine months ended September 30, 2011 the Company charged off $455,000 of impaired loans to the allowance for loan losses. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 6).

Foreclosed assets, which include real estate owned and real in estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of September 30, 2011 the Company held $4.5 million in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $3.0 million in foreclosed assets as of December 31, 2010. No assets were redeemed in 2010 or in the nine months of 2011.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of September 30, 2011 and December 31, 2010. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$42,627	$42,627	$41,974	$41,974
Securities - Held to maturity	—	—	10	10
Securities - Available for sale	6,412	6,412	11,466	11,466
Other securities	3,370	3,370	3,865	3,865
Loans held for sale	607	618	693	703
Net loans	154,918	157,044	182,768	185,268
Accrued interest and late charges receivable	390	390	264	264
Liabilities:
Deposits	186,924	186,743	206,028	206,400
Federal Home Loan Bank advances	22,350	23,878	36,350	38,532
Accrued interest payable	215	215	341	341

NOTE 6 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$82,126	51.2	$93,294	49.1
Multi-family	767	0.5	4,783	2.5
Commercial	55,812	34.8	62,998	33.1
Construction or development	1,835	1.1	3,873	2.0

Total real estate loans	140,540	87.6	164,948	86.8
Other loans:
Consumer loans:
Home equity	11,657	7.3	14,814	7.8
Other	2,674	1.7	3,403	1.8

Total consumer loans	14,331	9.0	18,217	9.6
Commercial Business Loans	5,502	3.4	6,882	3.6

Total other loans	19,833	12.4	25,099	13.2

Total Loans	160,373	100.0%	190,047	100.0%

Allowance for loan losses	5,158		6,850
Less: Net deferred loan fees	297		429

Total Loans, net	$154,918		$182,768

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011

	30-69 DaysPast Due	60-89 DaysPast Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$98	$—	$1,334	$1,432	$4,070	$5,502
Commercial Real Estate:
Multi-family	454	—	—	$454	313	767
Commercial Real Estate - other	1,465	152	3,015	$4,632	51,180	55,812
Consumer:
Consumer - other	58	110	169	$337	13,832	14,169
Consumer - auto	—	—	—	$—	162	162
Residential:
Residential - prime	906	272	742	$1,920	64,215	66,135
Residential - subprime	388	354	153	$895	15,096	15,991
Construction:
Construction - prime	18	—	—	$18	1,817	1,835
Construction - subprime	—	—	—	$—	—	—

Total	$3,387	$888	$5,413	$9,688	$150,685	$160,373

December 31, 2010

	30-69 DaysPast Due	60-89 DaysPast Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$89	$—	$1,118	$1,207	$5,675	$6,882
Commercial Real Estate:
Multi-family	—	—	339	339	4,444	4,783
Commercial Real Estate - other	125	2,752	3,751	6,628	56,370	62,998
Consumer:
Consumer - other	239	19	192	450	17,437	17,887
Consumer - auto	7	—	—	7	323	330
Residential:
Residential - prime	1,090	797	935	2,822	73,729	76,551
Residential - subprime	284	91	163	538	16,205	16,743
Construction:
Construction - prime	169	—	—	169	3,704	3,873
Construction - subprime	—	—	—	—	—	—

Total	$2,003	$3,659	$6,498	$12,160	$177,887	$190,047

All commercial loans will be assigned a risk rating by the Credit Analyst at inception. The risk rating system is composed of eight levels of quality and utilizes the following definitions. The risk rating system was last updated in June 2010. No changes have been made to the risk ratings in the third quarter of 2011.

Risk Rating Scores by definition:

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. A well structured credit relationship to an established borrower. Loans to entities with a strong financial condition and solid earnings history, characterized by:

•	High liquidity, strong cash flow, low leverage.

•	Unquestioned ability to meet all obligations when due.

•	Experienced management, with management succession in place.

•	Debt to worth ratio of 1:1 or less.

•	Steady and above average earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Readily accessible to capital markets and alternative financing.

•	Industry is mature with favorable outlook.

•	Loan structure within policy guidelines.

•	Loan is performing as agreed.

•	The probability of serious, rapid financial deterioration is extremely small.

•	Outstanding primary and secondary sources of repayment.

3.	Two (2) Above Average Quality. Loans to borrowers with a sound financial condition and positive trend in earnings supplemented by:

•	Favorable liquidity and leverage and strong cash flow.

•	Ability to meet all obligations when due.

•	Management has successful track record.

•	Debt to worth ratio of 1.5:1 or less.

•	Steady and satisfactory earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Access to alternative financing.

•	Excellent prospects for continued growth.

•	Industry outlook is favorable.

•	Loan structure is within policy guidelines.

•	Loan is performing to terms.

•	Probability of serious financial deterioration is unlikely.

•	Well defined primary and secondary source of repayment.

•	If supported by a guaranty, the financial strength and liquidity of the guarantor(s) are clearly evident.

4.	Three (3) Acceptable. Loans to entities with a satisfactory financial condition and further characterized by:

•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Debt to worth ratio of 2.50:1 or less.

•	Acceptable sales and steady earning history.

•	Industry outlook is stable.

•	Loan structure within policy guidelines.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.

5.	Four (4) Average. Loans to entities which are considered bankable risks, although some signs of weaknesses are shown:

•	Marginal liquidity and working capital.

•	Short or unstable earnings history.

•	Would include most start-up businesses.

•	Would be enrolled in Small Business Administration or Michigan Strategic Fund programs.

•	Occasional instances of trade slowness or repayment delinquency – may have been 10-30 days slow within the past 12 months.

•	Management abilities are apparent yet unproven.

•	Debt to worth ratio of 3.50 or less.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	If secured, loan is protected but collateral is marginal.

•	Industry outlook is uncertain; may be cyclical or highly competitive.

•	Loan structure generally in accordance with policy.

6.	Five (5) Special Mention. Special Mention loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Loans to entities that constitute an undue and unwarranted credit risk but not to the point of justifying or classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The following characteristics may apply:

•	Downward trend in sales, profit levels and margins.

•	Impaired working capital positions.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Management abilities are questionable.

•	Highly leveraged, debt to worth ratio over 3.50:1.

•	Industry conditions are weak.

•	Inadequate or outdated financial information.

•	Litigation pending against borrower.

•	Loan may need to be restructured to improve collateral position and/or reduce payment amount.

•	Collateral / guaranty offers limited protection.

7.	Six (6) Substandard. A substandard loan is inadequately protected by the current sound worth and repayment capacity of the borrower. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. There is a distinct possibility that the Bank will implement collection procedures if the loan deficiencies are not corrected. The following characteristics may apply:

•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems.

•	Chronic trade slowness; may be placed on COD by vendors.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Interest non-accrual may be warranted.

•	Collateral provided is of little or no value.

•	Repayment dependent upon the liquidation of non-current assets.

•	Repayment may require litigation.

8.	Seven (7) Doubtful. A doubtful loan has all the weakness inherent in a substandard loan with the added characteristic that collection and/or liquidation is pending. Loans or portions of loans with one or more weaknesses which, on the basis of currently existing facts, conditions, and values, makes ultimate collection of all principal highly questionable. The possibility of loss is high and specific loan loss reserve allocations should be made or charge offs taken on anticipated collateral shortfalls. However, the amount or the certainty of eventual loss may not allow for a specific reserve or charge off because of specific pending factors. Pending factors include proposed merger or acquisition, completion or liquidation in progress, injection of new capital in progress, refinancing plans in progress, etc. “Pending Factors” not resolved after six months must be disregarded. The following characteristics may apply:

•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Placement on interest non-accrual

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed.

•	Portion of the loan balance has been charged-off.

9.	Eight (8) Loss. Loans classified loss are considered uncollectible and of such little value that their continuance as bankable asset is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. Further characterized by:

•	Liquidation or reorganization under bankruptcy, with poor prospects of collection.

•	Fraudulently overstated assets and/or earnings.

•	Collateral has marginal or no value.

•	Debtor cannot be located.

The following table represents the risk category of loans by class based on the most recent analysis performed as of September 30, 2011 and December 31, 2010 (in thousands):

		September 30, 2011
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
	2011	2011	2011
0-2	—	35	2,954
3	103	154	2,162
4	3,267	18	30,700
5	323	106	2,306
6	523	454	15,946
7	1,286	—	1,744

Total	$5,502	$767	$55,812

		December 31, 2010
	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
	2010	2010	2010
0-2	—	37	3,509
3	14	209	4,993
4	3,698	131	17,537
5	1,533	3,603	18,849
6	427	464	13,741
7	1,210	339	4,369

Total	$6,882	$4,783	$62,998

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Residential - Prime	Residential - Subprime
	2011
Grade
Pass	65,314	15,463
Substandard	821	528

Total	$66,135	$15,991

	Consumer - Other	Consumer - Auto
	2011
Performing	13,925	162
Nonperforming	244	—

Total	$14,169	$162

Construction - Prime
2011
Performing	1,835
Nonperforming	—

Total	$1,835

	December 31, 2010
	Residential - Prime	Residential - Subprime
	2010
Grade
Pass	75,616	16,580
Substandard	935	163

Total	$76,551	$16,743

	Consumer - Other	Consumer - Auto
	2010
Performing	17,695	330
Nonperforming	192	—

Total	$17,887	$330

Construction - Prime
Performing	3,873
Nonperforming	—

Total	$3,873

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010 (in thousands).

September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$1,797	$1,920	$—	$1,881	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	454	467	—	454	32
Commercial Real Estate - other	13,727	20,099	—	19,576	398
Consumer:
Consumer - other	357	357	—	357	21
Consumer - auto	—	—	—	—	—
Residential:
Residential - prime	2,087	2,907	—	3,009	124
Residential - subprime	4,950	4,950	—	4,950	335
With an allowance recorded:
Commercial	—	—	—	—	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—	—	—
Commercial Real Estate - other	563	603	246	608	—
Consumer:
Consumer - other	—	—	—	—	—
Consumer - auto	—	—	—	—	—
Residential:
Residential - prime	495	648	306	655	—
Residential - subprime	—	—	—	—	—

Total
Commercial	$16,541	$23,089	$246	$22,519	$430

Consumer	$357	$357	$—	$357	$21

Residental	$7,532	$8,505	$306	$8,614	$459

December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$1,463	$1,492	$—	$1,486	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—	—	—
Commercial Real Estate - other	15,862	22,183	—	15,689	403
Consumer:
Consumer - other	346	346	—	350	15
Consumer - auto	—	—	—	—	—
Residential:
Residential - prime	3,367	3,965	—	3,665	139
Residential - subprime	4,993	4,993	—	4,586	358
With an allowance recorded:
Commercial	162	165	109	173	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	803	808	366	765	—
Commercial Real Estate - other	341	354	147	357	—
Consumer:
Consumer - other	—	—	—	—	—
Consumer - auto	—	—	—	—	—
Residential:
Residential - prime	502	643	236	575	—
Residential - subprime	—	—	—	—	—

Total
Commercial	$18,631	$25,002	$622	$18,470	$403

Consumer	$346	$346	$—	$350	$15

Residental	$8,862	$9,601	$236	$8,826	$497

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While an loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. As of September 30, 2011 and December 31, 2010 the Company had not recognized any interest income on a cash basis. The following presents by class, the recorded investment in loans and leases on non-accrual status as of September 30, 2011 and December 31, 2010.

Financing Receivables on Nonaccrual Status

September 30, 2011
Commercial	$1,797
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	6,406
Consumer:
Consumer - other	170
Consumer - auto	—
Residential:
Residential - prime	1,502
Residential - subprime	496
Construction
Construction - prime	—
Construction - subprime	—

Total	$10,371

Financing Receivables on Nonaccrual Status

December 31, 2010
Commercial	$1,625
Commercial real estate:
Commercial Real Estate - mulit-family	803
Commercial Real Estate - other	7,949
Consumer:
Consumer - other	89
Consumer - auto	—
Residential:
Residential - prime	3,007
Residential - subprime	263
Construction
Construction - prime	339
Construction - subprime	—

Total	$14,075

Loans in which the Bank elects to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and are formally restructured due to the weakening credit status of a borrower are reported as trouble debt restructure ( TDR). All other modifications in which the new terms are at current market conditions and are granted to clients due to competitive pressures and because of the customer’s favorable past and current performance and credit risk do not constitute a TDR loan and are not monitored.

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of September 30, 2011 there have been no loans in which the TDR designation has been removed.

The following table represents the level of TDRs as of September 30, 2011.

		Modifications As of September 30 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	4	1,379	1,337
Commercial real estate:
Commercial Real Estate - mulit-family	1	425	454
Commercial Real Estate - other	14	17,000	12,299
Consumer:
Consumer - other	22	467	428
Consumer - auto	—	—	—
Residential:
Residential - prime	36	3,955	2,701
Residential - subprime	82	5,139	5,037
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—

Total	159	$28,365	$22,256

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	5	1,197
Commercial real estate:
Commercial Real Estate - mulit-family	1	187
Commercial Real Estate - other	14	5,559
Consumer:
Consumer - other	3	134
Consumer - auto	1	3
Residential:
Residential - prime	12	1,264
Residential - subprime	4	352
Construction
Construction - prime	—	—
Construction - subprime	—	—

	40	$8,696

All TDR loans are considered impaired. When individually evaluating loans for impairment, we may measure impairment using (1) the present value of expected future cash flows discounted at the loan’s effective interest rate (i.e., the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan), (2) the loan’s observable market price, or (3) the fair value of the collateral. If the present value of expected future cash flows discounted at the loan’s effective interest rate is used as the means of measuring impairment the change in the present value attributable to the passage time is recognized as bad-debt expense. As previously mentioned all impaired loans are also classified as nonaccrual loans unless they are deemed to be impaired solely due to their status as a troubled debt restructure and, 1) the borrower is not past due or, 2) there is verifiable adequate cash flow to support the restructured debt service or, 3) there is an adequate collateral valuation supporting the restructured loan. Nonaccruing TDR loans that demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance and are supported by a current credit evaluation of the borrower’s financial condition and expectations for repayment under the revised terms. Included in the troubled debt restructured balances above were $14.2 million of accruing TDRs at September 30, 2011 and $15.8 million at December 31, 2010. Also included in the troubled debt restructured balances above $14.9 million are paying in accordance with modified terms at September 30, 2011 and $15.4 million at December 31, 2010.

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2011.

Summary of Allowance for Loan Losses

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Beginning Balance	$5,917	$9,783	$6,850	$5,783
Loans Charged off	(848)	(2,940)	(2,460)	(7,951)
Recoveries	48	112	464	238
Provision for loan losses	41	2,724	304	11,609

Ending Balance	$5,158	$9,679	$5,158	$9,679

The allowance for loan losses was $5.2 million at September 30, 2011 representing 3.3% of total loans, compared to $6.9 million at December 31, 2010 or 3.74% of total loans and $9.7 million at September 30, 2010 or 4.9% of total loans. The allowance for loan losses to non-performing loans ratio was 49.7% at September 30, 2011 compared to 48.7% at December 31, 2010 and 40.5% at September 30, 2010. At September 30, 2011 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for credit losses (in thousands) as of September 30, 2011 is as follows:

	SEPTEMBER 30, 2011

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	71	1,790	474	503	3,495	458	59	6,850
Charge-Offs	(80)	(449)	(286)	(263)	(1,056)	(313)	(13)	(2,460)
Recoveries	7	228	2	153	31	41	2	464
Provision	66	(374)	(160)	(131)	313	601	(11)	304

Ending Balance	64	1,195	30	262	2,783	787	37	5,158

Ending Balance: individually evaluated for impairment	—	246	—	—	306	—	—	552

Ending Balance: collectively evaluated for impairment	64	949	30	262	2,477	787	37	4,606

FINANCING RECEIVABLES:
Ending Balance	5,502	55,812	767	14,331	66,135	15,991	1,835	160,373

Ending Balance: individually evaluated for impairment	1,797	14,290	454	357	2,582	4,950	—	24,430

Ending Balance: collectively evaluated for impairment	3,705	41,522	313	13,974	63,553	11,041	1,835	135,943

The Company’s charge-off policy which meets regulatory minimums has not required any revisions during the third quarter of 2011. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met. Total impaired loans as reported above were $24.4 million as of September 30, 2011 and $27.8 million as of December 31, 2010. Partial charge-offs associated with the impaired loans totaled $6.3 million as of September 30, 2011 and $7.1 million as of December 31, 2010.

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

Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, with the exception of fully raising our capital levels to the required levels. Management continues to work toward the achievement of the required capital levels through:

1.	Returning the Bank to profitability – As the bank returns to profitability, net income increases the level of capital in the Bank, resulting in improved capital ratios.

2.	Reducing the size of the Bank. – With a decrease in the assets and liabilities of the Bank, capital as a percent of assets increases. This contributes to the improvement of the capital ratios.

3.	Conducting a formal capital raise – the Bank is working with investment banking firms to develop a strategy for a formal capital raise. The timing of the capital raise will be affected by the status of the economy and the private equity markets. Based on current conditions, the Bank anticipates initiating the formal capital raise no earlier than the first quarter of 2012.

Management continues to focus on the improvement of credit quality at the Bank, and has completed three comprehensive external loan reviews over the last twelve months, with no recommendations for additional loan loss provisions or charge-offs, and no identification of material weaknesses in the credit approval or administration processes. Likewise, the Bank retained the services of Rehman Consulting to conduct the Bank’s internal audit function, a task which had previously been performed by a Bank employee. Since retaining Rehman, the firm has performed three comprehensive internal audits, in compliance with Sarbanes Oxley standards, and has found no material weaknesses in the Bank’s policies and procedures.

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from $26.4 million at September 30, 2010 to $14.9 million at September 30, 2011. This constitutes a 44% drop in non-performing assets over a 12 month period.

While continuing the focus on the reduction in problem loans, the Bank has also pursued the development of additional sources of fee income. Since January of 2011, the Bank has opened three new residential loan production offices in Portage, Okemos, and St. Joseph, Michigan. Management has identified a number of additional markets in Michigan and Indiana where residential loan production offices will be opened over the next six to twelve months. Each of these offices also has the potential to add commercial lenders and investment advisors as the market conditions may merit.

Improved growth and profitability will be derived from the following ongoing initiatives:

1. The reduction in non-performing assets and classified loans. As demonstrated in the aforementioned data, non-performing assets have declined significantly over the past 12 months. Our intent is to continue our disciplined, aggressive approach to further reducing non-performing and classified loans.

2. Organic growth, focusing on commercial lending, residential mortgage lending in existing markets and the expansion of our wealth management revenue. We recently established a new relationship with Investment Professionals, Inc., (IPI) replacing our previous relationship with Prudential. IPI will provide compliance, sales, research and clearing support for investment advisors that will be employed by the Bank and will provide investment services under the name of Monarch Investment Services. This will provide for enhanced branding of the Monarch name and increased fee income potential from investment services.

3. De novo LPO’s, opened in markets across the state and across state lines that have strong demographic features. The offices are opened with at least two residential mortgage originators. This can be followed by the addition of a commercial lender and, where appropriate, a Monarch Investment Services Advisor.

4. A continued exploration of acquisition opportunities, where markets and synergies combine for the potential of enhanced shareholder value.

FINANCIAL CONDITION

Summary. Total assets decreased by $32.9 million, or 12.8%, to $223.9 million at September 30, 2011 compared to $256.9 million at December 31, 2010. Loans, excluding loans held for sale, totaled $154.9 million at September 30, 2011, down 15.2% from $182.8 million at December 31, 2010.

Securities

Securities decreased to $6.4 million at September 30, 2011 compared to $11.5 million at December 31, 2010. The decrease was attributable to the Bank selling a portion of the portfolio to improve overall quality of the portfolio. The yield on investment securities has increased to 3.51% during the nine months ended September 30, 2011 from 3.06% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio decreased by $27.9 million, or 15.2%, from $182.8 million at December 31, 2010 to $154.9 million at September 30, 2011. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$82,126	51.2	$93,294	49.1
Multi-family	767	0.5	4,783	2.5
Commercial	55,812	34.8	62,998	33.1
Construction or development	1,835	1.1	3,873	2.0

Total real estate loans	140,540	87.6	164,948	86.8
Other loans:
Consumer loans:
Home equity	11,657	7.3	14,814	7.8
Other	2,674	1.7	3,403	1.8

Total consumer loans	14,331	9.0	18,217	9.6
Commercial Business Loans	5,502	3.4	6,882	3.6

Total other loans	19,833	12.4	25,099	13.2

Total Loans	160,373	100.0%	190,047	100.0%

Allowance for loan losses	5,158		6,850
Less: Net deferred loan fees	297		429

Total Loans, net	$154,918		$182,768

One-to-four family loans decreased $11.2 million from year end 2010 as a result of the Bank’s continued strategy to sell a large portion of the one-to-four family refinanced loans as well as normal paydowns. Commercial real estate loans and construction loans decreased $9.2 million or 13.8% due to the Bank’s efforts to reduce the size of the Bank and to reduce particular concentrations of the commercial loan portfolio including lessors of residential properties.

The allowance for loan losses was $5.2 million at September 30, 2011 compared to $6.9 million at December 31, 2010, a decrease of $1.7 million. Net charge-offs year to date totaled $2.0 million compared to $7.7 million for the same period a year ago. Net charge-offs year-to-date consisted of primarily one-to-four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits decreased $19.1 million, or 9.3%, from $206.0 million at December 31, 2010 to $186.9 million at September 30, 2011. The decline in deposits reflects the reduction in higher cost brokered certificates of deposit. During the first nine months of 2011, certificates of deposits decreased $21.0 million, interest bearing checking decreased $1.2 million and money market accounts decreased $4.0 million, offsetting an increase in demand and savings accounts of $7.1 million.

We have used brokered certificates of deposit to diversity our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. However, due to the fact that the Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, we may not obtain new brokered funds as a funding source without prior approval of the FDIC and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits. The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points. We have compared the Bank’s current rates with the national rate caps and reduced any rates over the rate cap to fall within those caps. There has been no material impact to our deposit balances resulting from the rate caps.

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances decreased $14.0 million to $22.3 million during the nine months ended September 30, 2011 compared $36.3 million at December 31, 2010. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity decreased $59,000 at September 30, 2011 compared to December 31, 2010. The decrease in equity for the nine months ended September 30, 2011 was attributable to the decrease in the accumulated other comprehensive income of $199,000 due to the sale of securities in the third quarter and the accrued dividend payments on the Preferred stock of $257,000. Net earnings of $386,000 offset the change in accumulated other comprehensive income and accrued dividend. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At September 30, 2011 the dividend payable to the Treasury Department totaled $644,000. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods could trigger board of director appointment rights for the holder of the Series A Preferred Stock. As of September 30, 2011 the Corporation has deferred the payment of six dividend payments and is subject to additional oversight.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses decreased $157,000 for the quarter ended September 30, 2011 compared to the same period in 2010. The net interest margin for the third quarter of 2011 increased 3 basis points to 2.99% compared to 2.96% for the same period in 2010. The improvement in the margin is largely due to the decline in cost of funds as management continues to monitor cost of funds. Management believes that the cost of funds will continue to decline as higher cost funding sources are eliminated or reduced. The decrease in nonperforming loans and the reduced associated nonaccrual interest adjustment have also significantly impacted the margin. The yield on loans has increased from 5.56% in the third quarter of 2010 to 5.74% for the same period in 2011.

Net interest income before any provision for loan losses decreased $495,000 for the nine months ended September 30, 2011 compared to the same period in 2010. The net interest margin increased 2 basis points to 2.98% compared to 2.96% for the same period in 2010. The yield on loans has increased to 5.82% for the nine months ended September 30, 2011 compared to 5.73% for the same period in 2010.

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

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$40,506	$20	0.07%	$16,901	$2	0.02%
Investment securities	$10,563	$277	3.51	15,918	364	3.06
Other securities	$3,599	$62	2.30	4,174	57	1.83
Loans receivable	$177,400	$7,723	5.82	219,495	9,399	5.73

Total earning assets	$232,068	$8,082	4.66	$256,488	$9,822	5.12

Demand and NOW Accounts	$43,967	$23	0.07	$40,351	$80	0.27
Money market accounts	$39,609	$144	0.49	52,377	353	0.90
Savings accounts	$21,825	$19	0.12	21,153	39	0.25
Certificates of deposit	$96,221	$1,715	2.38	93,679	2,166	3.09
Federal Home Loan Bank Advances	$29,784	$988	4.44	44,510	1,496	4.49
Fed Funds Purchased	$—	$—	0.00	4	—	0.00

Total interest bearing liabilities	$231,406	$2,889	1.67	$252,074	$4,134	2.19

Net interest income		$5,193			$5,688
Net interest spread			2.99%			2.93%
Net interest margin			2.98%			2.96%

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

	Nine Months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to			Total Increase
	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$8	$4	6	18
Investment securities	$71	$(164)	5	(87)
Other securities	$20	$(10)	(4)	5
Loans receivable	$209	$(2,410)	525	(1,676)

Total interest-earning assets	$309	$(2,580)	$531	$(1,740)

Interest-bearing liabilities
Demand and NOW accounts	$(79)	$10	12	(57)
Money market accounts	$(217)	$(115)	123	(209)
Savings accounts	$(28)	$2	6	(20)
Certificates of deposit	$(664)	$79	134	(451)
Fed Funds Purchased	$—	$—	—	—
Federal Home Loan Bank advances	$(26)	$(662)	180	(508)

Total interest-bearing liabilities	$(1,013)	$(687)	$455	$(1,245)

Net interest income				$(495)

Provision for Loan Losses

For the three months ended September 30, 2011, the Bank recorded a provision for loan losses of $41,000 compared to $2.7 million recorded in the third quarter of 2010. The reduced level of provision is reflective of management’s efforts in previous periods to identify potential problem loans and establish adequate reserves and/or charge-offs to address those problems. The Corporation continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $10.4 million at the end of the third quarter of 2011, a decrease of $3.7 million from December 31, 2010. Net charge offs for the quarter ended September 30, 2011 were $799,000 compared to $2.8 million for the same period in 2010.

The Bank recorded a provision for loan losses of $304,000 for the nine months ended September 30, 2011 compared to $11.6 million for the same period in 2010. Year to date 2011 net charge offs totaled $2.0 million compared to $7.7 million for the same period a year ago. Net charge offs year to date consisted of 65% one to four family residential mortgages, 32% commercial real estate including multifamily, and the remaining 3% included construction, commercial and industrial and consumer.

Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $17.0 million at the end of 2010 to $14.9 million as of September 30, 2011. This decrease was largely due to a decrease in nonperforming loans, specifically in commercial real estate loans.

The following table presents non-performing assets and certain asset quality ratios at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Non-performing loans	$10,371	$14,075
Real estate in judgement	2,165	1,430
Foreclosed and repossessed assets	2,317	1,542

Total non-performing assets	$14,853	$17,047

Non-performing loans to total loans	6.69%	7.70%
Non-performing assets to total assets	6.63%	6.64%
Allowance for loan losses to non-performing loans	49.70%	48.70%
Allowance for loan losses to net loans receivable	3.33%	3.75%

Non-interest Income

Non-interest income for the quarter ended September 30, 2011 increased $341,000, or 38.75%, from $880,000 to $1.2 million compared to the same period a year ago. This increase is primarily attributable to the gain of $469,000 on the sale of $8.6 million in securities offsetting a decrease in other income which was due to the write down of the investment in a low cost housing project of $218,000.

Fees and Service charges increased $45,000 for the three months ended September 30, 2011 compared to the same period a year ago primarily due to an increase in fees from the late charges assessed on delinquent loans. Net gain on sale of loans increased $9,000 for the quarter ended September 30, 2011 compared to the same period a year ago. Other income decreased $138,000 compared to the same period a year ago due to the reason mentioned previously. Loan servicing fees decreased $5,000 for the quarter due to the decrease in the secondary market portfolio.

Non-interest income for the nine months ended September 30, 2011 increased $189,000, or 6.7%, compared to the same period in 2010. Fees and Service charges decreased $161,000 for the nine months ended September 30, 2011 compared to the same period a year ago primarily due to a decrease of $98,000 in nsf fee income. Loan servicing fees decreased $26,000 due to the decrease in the secondary market portfolio. An increase of $430,000 on the sale of investments compared to the same period a year ago was recognized in 2011 as management continues to replace securities to improve the overall quality of the portfolio. Net gain on sale of loans increased $90,000 for the nine months ended September 30, 2011 due to the addition of loan originators and to the implementation of a new lending approach. Other income decreased $107,000 primarily due to the write down of the low cost housing project.

Non-interest Expense

Noninterest expense increased $181,000, or 7.3% for the quarter ended September 30, 2011 compared to the same period a year ago. Salaries and employee benefits increased $90,000. The increase in personnel expense was primarily attributable to the addition of loan originators for the new offices opened during the quarter. Foreclosed property expense increased $158,000 for the quarter due to increased expenses from maintenance costs and taxes on a higher level of properties in other repossessed property. Other general administrative expenses decreased $58,000 primarily due to a decrease in FDIC insurance premiums. All other expenses decreased $9,000.

Noninterest expense increased $43,000, or .58%, for the nine months ended September 30, 2011 compared to the same period ending a year ago. Foreclosed property expense increased $127,000 year to date for reasons mentioned previously. Data processing expense increased $30,000. Salaries and employee benefits decreased $11,000. Professional services decreased $62,000 primarily due to decreases in legal fees associated with nonperforming loans. Occupancy and equipment expense decreased $20,000. Other general and administrative expenses decreased $28,000 due to reasons mentioned previously. All other expenses increased $7,000.

Federal Income Tax Expense

An income tax benefit was not recognized for the first nine months of 2011. A $73,000 tax benefit for the nine months of 2011, primarily associated with the $386,000 net earnings before income taxes, was offset by a corresponding decrease in the valuation allowance on deferred tax assets.

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

At September 30, 2011, the Bank was considered “adequately capitalized” under regulatory guidelines which subjects the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits except with a waiver from the FDIC. This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2011 totaled $44.9 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At September 30, 2011 and based on current collateral levels, the Bank could borrow an additional $8.8 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $653,000 during the nine months ended September 30, 2011 compared to a $4.9 million increase for the same period in 2010. The primary sources of cash for the nine months ended September 30, 2011 were $22.6 million in proceeds from the sale of mortgage loans, $8.6 million in the sale of available for sale securities, $1.5 million maturities of available-for-sale investment securities, and $24.7 of principal loan collections in excess of loan originations compared to $18.2 million in proceeds from the sale of mortgage loans, $4.8 million in the sale of available for sale securities, $3.6 million in the maturities of available-for-sale investment securities and $10.8 million of principal loan collections in excess of loan originations. The primary uses of cash for the nine months ended September 30, 2011 were $22.5 million of mortgage loans originated for sale, $14.0 million in repayments of FHLB advances and a decrease in deposits of $19.1 million compared to a decrease in deposits of $11.5 million, $18.0 million of mortgage loans originated for sale, $4.2 million in purchases of available-for-sale investment securities and $2.0 million in repayment of FHLB advances.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2011, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Certificates of deposit	$84,018	$38,682	$37,055	$8,281	$—
FHLB advances	22,350	15,175	7,175	—	—

Total	$106,368	$53,857	$44,230	$8,281	$—

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Commitments to grant loans	$3,494	$3,494	$—	$—	$—
Unfunded commitments under HELOCs	10,920	1,910	2,271	1,861	4,878
Unfunded commitments under Contruction loans	878	851	6	16	5
Unfunded commitments under
Commercial LOCs	207	90	117	—	—
Letters of credit	—	—	—	—	—

Total	$15,499	$6,345	$2,394	$1,877	$4,883

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of September 30, 2011 were as follows: Tier 1 leverage ratio 5.17%, Tier 1 risk-based capital ratio 8.35%, and total risk-based capital 9.63%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At September 30, 2011, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 2 to the Company’s financial statements included in its Form 10-K for the year ended December 31, 2010 in connection with uncertainty about the Company’s ability to continue as a going concern.

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

The Corporation’s primary tool for assessing IRR is a model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. To measure the sensitivity of the Bank’s Net Portfolio Value (NPV) to changes in interest rates, the (NPV) model estimates what would happen to the economic value of each type of asset, liability, and off-balance sheet contract under six different interest rate scenarios. The model estimates the NPV that would result following instantaneous, parallel shifts in the Treasury yield curve of -300, -200, -100, +100, +200, +300 basis points. Management then compares the resulting NPV and the magnitude of change in NPV to regulatory and industry guidelines to determine if the Corporation’s IRR is acceptable.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in the first quarter of 2010, the Corporation elected to suspend quarterly cash dividend payments on its Series A fixed rate, cumulative perpetual preferred stock issued to the U.S. Treasury. Therefore, the Corporation is currently in arrears with the dividend payments on the preferred stock, as permitted by the related documentation. As of September 30, 2011, the amount of the arrearages on the Series A fixed rate, cumulative perpetual preferred stock was $644,000.

Item 4.	[RESERVED]

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

See the index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date: November 14, 2011	By:	/s/ RICHARD J. DEVRIES
Richard J. DeVries
President and Chief Executive Officer

Date: November 14, 2011	And:	/s/ REBECCA S. CRABILL
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.

101	Interactive Data File.