Form 10-K
period 2011-12-31
MONARCH COMMUNITY BANCORP INC
filed 2012-03-30
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average of bid and ask price market price of such stock as of June 30, 2011 was approximately $2.295 million as reported on the NASDAQ Capital Market. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

As of March 22, 2012, the registrant had 2,049,485 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K - Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in May 2012.

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

At December 31, 2011, we had assets of $208.1 million, including net loans of $148.5 million, deposits of $174.2 million and stockholders’ equity of $11.1 million.

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

Employees

The Bank employs 79 full-time employees as of December 31, 2011. The holding company does not have any employees.

Market Area

Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2011, we had an 18.8% market share of FDIC-insured deposits in Branch County, a 7.0% market share of FDIC-insured deposits in Calhoun County and a 5.1% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and fourth, respectively, in those counties among all insured depository institutions.

The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.

Lending Activities

General. At December 31, 2011, our net loan portfolio totaled $148.5 million, which constituted 71% of our total assets.

Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. All loans, with the exception of loans sold on the secondary market with a rating of accept, must be presented for approval at Management Loan Committee, which is comprised of several senior managers. Loans in which the total credit relationship with the borrower, directly and indirectly, exceeds $500,000 and up to $1.5 million also must be approved by the Board of Directors’ Loan Committee. Loans in which the total credit relationship with the borrower, directly and indirectly, exceeds $1.5 million also must be approved by the Board of Directors. Our legal lending limit is summarized in the Loans to One Borrower paragraph of the Regulation and Supervision section of this document.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio as of the dates indicated.

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$78,500	51.19%	$93,294	49.10%	$108,354	47.70%	$124,855	49.80%	$126,780	55.80%
Multi-family	765	0.49	4,783	2.52	5,421	2.39	5,728	2.26	5,594	3.22
Commercial	54,308	35.38	62,998	33.15	72,689	32.00	75,730	30.19	56,714	24.97
Construction or development	1,639	1.06	3,873	2.04	9,528	4.20	9,499	3.79	6,409	2.82

Total real estate loans	135,212	88.12	164,948	86.79	195,992	86.29	215,812	86.04	195,497	85.25

Other loans:
Consumer loans:
Home equity	10,499	6.84	14,814	7.80	18,174	8.00	20,677	8.24	20,430	8.99
Other	2,516	1.64	3,403	1.79	4,706	2.07	5,737	2.29	7,014	3.09

Total consumer loans	13,015	8.48	18,217	9.59	22,880	10.07	26,414	10.53	27,444	12.08

Commercial Business Loans	5,212	3.40	6,882	3.62	8,266	3.64	8,609	3.43	4,228	1.86

Total other loans	18,227	11.88	25,099	13.21	31,146	13.71	35,023	13.96	31,672	13.94

Total Loans	153,439	100.00%	190,047	100.00%	227,138	100.00%	250,835	100.00%	227,169	100.00%

Less:
Allowance for loan losses	4,656		6,850		5,783		2,719		1,824
Net deferred loan fees	288		429		480		574		548

Loans in process	—		—		—		—		—

Total Loans, net	$148,495		$182,768		$220,875		$247,542		$224,797

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$58,256	38.0%	$70,080	36.9%	$80,241	35.3%
Multi-family	747	0.5%	4,762	2.5%	5,396	2.4%
Commercial	40,151	26.2%	55,959	29.5%	52,495	23.1%
Construction or development	686	0.4%	1,942	1.0%	4,127	1.8%

Total real estate loans	99,840	65.1%	132,743	69.9%	142,259	62.6%

Consumer	8,102	5.3%	17,985	9.5%	15,323	6.8%
Commercial Business	4,465	2.9%	6,154	3.2%	6,244	2.7%

Total fixed-rate loans	112,407	73.3%	156,882	82.6%	163,826	72.1%

Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$20,244	13.2%	$23,214	12.2%	$28,113	12.4%
Multi-family	18	0.0%	21	0.0%	25	0.0%
Commercial	14,157	9.2%	7,039	3.7%	20,194	8.9%
Construction or development	953	0.6%	1,931	1.0%	5,401	2.4%

Total real estate loans	35,372	23.0%	32,205	16.9%	53,733	23.7%

Consumer	4,913	3.2%	233	0.1%	7,557	3.3%
Commercial Business	747	0.5%	727	0.4%	2,022	0.9%

Total adjustable-rate loans	41,032	3.7%	33,165	17.4%	63,312	27.9%

Total loans	153,439	100%	190,047	100%	227,138	100%
Less:
Allowance for loan losses	4,656		6,850		5,783
Net deferred loan fees	288		429		480
Loans in process	—		—		—

Total Loans, net	$148,495		$182,768		$220,875

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2011. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction or
	One-to-Four Family		Commercial		Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

Due to Mature:

One year or less (1)	1,747	6.62%	14,935	5.98%	55	6.00%	2,703	7.62%	614	6.40%	20,054	6.27%

After one year through five years	18,874	6.74%	29,595	6.01%	128	6.75%	4,787	6.40%	4,375	7.24%	57,759	6.38%
After five years	57,879	5.92%	10,543	5.16%	1,456	6.45%	5,525	4.99%	223	6.30%	75,626	5.76%
	78,500		55,073		1,639		13,015		5,212		153,439

(1)	Includes demand loans.

The total amount of loans due after December 31, 2012 which have predetermined interest rates is $101.8 million while the total amount of loans due after such date which have floating or adjustable rates is $31.6 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2011, one-to-four family residential mortgage loans totaled $78.5 million, or 51.2% of our gross loan portfolio.

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

At December 31, 2011, $15.3 million, or 19.5% of our residential mortgage loans were classified as sub-prime loans as compared to $16.8 million, or 18.0% at December 31, 2010. The decrease is primarily due to normal repayments. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending typically entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2011, $470,000, or 16.2%, of our total net charge-offs of $2.9 million were due to sub-prime loans as compared to $510,000, or 4.9% of our total net charge-offs of $10.5 million for 2010. During 2011, we have made significant efforts in assisting borrowers who are experiencing financial difficulty. See “Asset Quality.”

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

Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During 2011 and 2010, we originated no one to four family ARM loans. During the years ended December 31, 2011 and 2010, we originated $36.0 million and $39.1 million of one-to-four family fixed-rate mortgage loans, respectively.

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

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. In past periods of rising interest rates, we have not experienced difficulty with the payment history for these loans. See “- Asset Quality - Non-performing Assets and Classified Assets.”

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential rental properties, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2011, multi-family and commercial real estate loans totaled $55.1 million or 35.9% of our gross loan portfolio.

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

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality - Non-performing Loans.”

Construction and Land Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2011 we had $1.6 million in construction and land development loans outstanding, representing 1.1% of our gross loan portfolio.

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

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2011, our consumer loan portfolio totaled $13.0 million, or 8.5% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, manufactured housing loans and loans secured by savings deposits; however the majority of new originations are home equity loans and lines of credit. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.

Our home equity lines of credit totaled $10.5 million, and comprised 6.8% of our gross loan portfolio at December 31, 2011. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. The term to maturity on our home equity lines of credit ranges from 3 to 5 years for fixed rate loans and 1 to 15 for variable rate loans. No principal payments are required on most home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

Commercial Business Lending. At December 31, 2011, commercial business loans comprised $5.2 million, or 3.4% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Operating lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2011, there were no financial standby letters of credit outstanding.

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

During the last several years, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. Adjustable-rate loan originations as a percentage of total originations were 0% in 2011 and 2010. We sell a significant portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.

In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	2011	2010
	(Dollars in thousands)

Originations by type:
Real Estate:
One-to-four family	$37,289	$39,062
Multi-family	—	469
Commercial	4,104	9,456
Construction or development	603	1,712

Total real estate loans	41,996	50,699

Consumer Loans:
Home Equity	722	1,383
Other	57	367
Commercial business	422	693

Total loans originated	43,197	53,142

Sales and Repayments:

One-to-four family loans sold	32,397	32,614
Commercial real estate loans sold	—	—
Principal repayments	41,237	55,895

Total reductions	73,634	88,509

Increase in other items, net	3,836	2,896

Net increase (decrease)	$(34,273)	$(38,263)

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

Delinquent Loans. The following tables set forth our loan delinquencies (60 days past due and over) by type, number, amount and percentage of type at the dates indicated:

	December 31, 2011
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	4	$228	0.29%	6	$545	0.69%	10	$773	0.98%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	1	246	0.45%	5	3,016	5.55%	6	3,262	6.01%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	5	$474	0.35%	11	$3,561	2.63%	16	$4,035	2.98%

Consumer	—	—	0.00%	—	—	0	—	—	0
Commercial Business	—	—	0.00%	4	1,166	22.37%	4	1,166	22.37%

Total	5	$474	0.31%	15	$4,727	3.08%	20	$5,201	3.39%

	December 31, 2010
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	10	$888	0.95%	12	$1,098	1.18%	22	$1,986	2.13%
Multi-family	—	—	0.00%	1	339	7.09%	1	339	7.09%
Commercial	2	2,752	4.37%	10	3,751	5.95%	12	6,503	10.32%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	12	$3,640	2.21%	23	$5,188	3.15%	35	$8,828	5.35%

Consumer	1	19	0.10%	6	192	1.05%	7	211	1.16%
Commercial Business	—	—	0.00%	3	1,118	16.25%	3	1,118	16.25%

Total	13	$3,659	1.93%	32	$6,498	3.42%	45	$10,157	5.34%

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

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	966	3,106	3,484	622	607
Multi-family	—	803	874	164	—
Commercial real estate	6,278	8,288	7,139	459	—
Construction or development	—	—	2,507	1,298	153
Consumer	—	253	—	28	—
Commercial business	1,521	1,625	1,566	—	—

Total	8,765	14,075	15,570	2,571	760

Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	87
Construction or development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	18

Total	—	—	—	—	105

Foreclosed assets:
One-to-four family (1)	2,653	1,198	2,577	1,669	1,453
Multi-family	54	292	122	—	—
Commercial real estate	1,526	908	140	407	62
Construction or development	—	574	—	—	—
Consumer	125	—	—	—	—
Commercial business	75	—	—	—	—

Total	4,433	2,972	2,839	2,076	1,515

Total non-performing assets	$13,198	$17,047	$18,409	$4,647	$2,380

Total as a percentage of total assets	6.34%	6.64%	6.50%	1.59%	0.85%

(1)	Includes $1.7 million, $1.4 million, $1.1 million, $1.3 million and $630,000 in real estate in judgment and subject to redemption at December 31, 2011, 2010, 2009, 2008 and 2007 respectively.

For the years ended December 31, 2011, 2010 and 2009, respectively, there was $621,000, $576,000, and $611,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

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

In accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2011, we had classified $17.8 million of our assets as substandard, $2.8 million as doubtful and none as loss. The total amount classified as substandard and doubtful represented 186% of the Bank’s equity capital and 9.9% of the Bank’s assets at December 31, 2011. The allowance for loan losses at December 31, 2011 includes $557,000 related to substandard loans and $0 related to doubtful loans. At December 31, 2011, $17.8 million and $2.8 million of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality - Delinquent Loans.”

Provision for Loan Losses. We recorded a provision for loan losses totaling $733,000 for the year ended December 31, 2011 compared to $11.6 million recorded for the year ended December 31, 2010. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 2011 and 2010 - Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.

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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2011	2010	2009	2008	2007

Balance at beginning of year	$6,850	$5,783	$2,719	$1,824	$2,024

Charge-offs:
One-to-four family	2,116	3,901	2,288	879	774
Multi-family	286	372	10	—	28
Commercial real estate	590	4,801	4,299	321	197
Construction or development	3	1,319	3,075	50	—
Consumer	441	389	533	532	386
Commercial business	81	110	352	239	17

Total	3,517	10,892	10,557	2,021	1,402

Recoveries:
One-to-four family	120	62	20	4	16
Multi-family	4	32	1	—	—
Commercial real estate	235	9	14	2	—
Construction or development	—	36	—	—	—
Consumer	196	213	215	198	175
Commercial business	35	5	22	—	40

Total	590	357	272	204	231

Net charge-offs:	2,927	10,535	10,285	1,817	1,171
Allowance acquired in acquisition	—	—	—	—	—
Additions charged to operations	733	11,602	13,349	2,712	971
Provision recovered from operations	—	—	—	—	—

Balance at end of year	$4,656	$6,850	$5,783	$2,719	$1,824

Ratio of net charge-offs during the year to average loans outstanding during the year	1.70%	4.91%	4.24%	0.75%	0.49%

Allowance as a percentage of non-performing loans	53.12%	48.67%	37.14%	105.76%	210.87%

Allowance as a percentage of total loans (end of year)	3.03%	3.60%	2.55%	1.08%	0.81%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2011		2010		2009
	Amount of Loan Loss Allowance	Percentage of Allowance	Amount of Loan Loss Allowance	Percentage of Allowance	Amount of Loan Loss Allowance	Percentage of Allowance
One-to-four family	$2,944	63.2%	$3,953	57.7%	$2,576	44.5%
Multi-family and non-residential real estate	1,307	28.1%	2,084	30.4%	903	15.6%
Construction or development	101	2.2%	130	1.9%	10	0.2%
Consumer	259	5.6%	503	7.3%	393	6.8%
Commercial business	45	0.9%	180	2.6%	1,901	32.9%

Total	$4,656	100.0%	$6,850	100.0%	$5,783	100.0%

	2008		2007
	Amount of Loan Loss Allowance	Percentage of Allowance	Amount of Loan Loss Allowance	Percentage of Allowance
One-to-four family	$1,618	59.5%	$979	53.7%
Multi-family and non-residential real estate	533	19.6%	351	19.2%
Construction or development	75	2.8%	154	8.4%
Consumer	305	11.2%	287	15.7%
Commercial business	188	6.9%	53	2.9%

Total	$2,719	100.0%	$1,824	100.0%

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

Our investment portfolio consists of U.S. government agency securities, municipal bonds and overnight deposits. This provides us with flexibility and liquidity. We also have a significant amount of collateralized mortgage obligation securities. See Note 4 of the Notes to Consolidated Financial Statements.

The following table sets forth the composition of our securities portfolio at the dates indicated (dollars in thousands):

	December 31, 2011			December 31, 2010
	Amortized Cost	Fair Market Value	Percent of Total Fair Market Value	Amortized Cost	Fair Market Value	Percent of Total Fair Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	7,732	7,780	62.1%	—	—	0.0%
U.S. government agency obligations	$3,423	$3,426	27.3%	$1,619	$1,682	14.7%
Mortgage-backed securities	938	998	8.0%	3,914	4,024	35.0%
Obligations of states and political subdivisions	326	332	2.6%	5,543	5,760	50.2%

Total available-for-sale securities	$12,419	$12,536	100.0%	$11,076	$11,466	99.9%
Held-to-maturity securities:
Municipal security	$—	$—	0.0%	$10	$10	0.1%

Total investment securities	$12,419	$12,536	100.0%	$11,086	$11,476	100.0%

	December 31, 2009
	Amortized Cost	Fair Market Value	Percent of Total Fair Market Value

Available-for-sale securities:
U.S. Treasury	1,055	1,071	6.7%
U.S. government agency obligations	$3,155	$3,196	19.9%
Mortgage-backed securities	5,454	5,536	34.4%
Obligations of states and political subdivisions	6,061	6,260	38.9%

Total available-for-sale securities	$15,725	$16,063	99.9%
Held-to-maturity securities:
Municipal security	$23	$23	0.1%

Total investment securities	$15,748	$16,086	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2011 are indicated in the following table:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Wgt Ave Yield	Amortized Cost	Wgt Ave Yield	Amortized Cost	Wgt Ave Yield	Amortized Cost	Wgt Ave Yield	Amortized Cost	Wgt Ave Yield
	(Dollars in Thousands)
Available-for-sale securities:
Collateralized Mortgage obligations	$—	0.00%	$—	0.00%	$—	0.00%	$7,732	3.00%	$7,732	3.00%
U.S. government agency obligations	—	0.00%	1,000	1.55%	2,423	1.84%	—	0.00%	3,423	1.76%
Mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	938	5.00%	938	5.00%
Obligations of states and political subdivisions	—	0.00%	326	4.40%	—	0.00%	—	0.00%	326	4.40%

Total available-for-sale securities	—	0.00%	1,326	2.25%	2,423	1.84%	8,670	3.22%	12,419	2.84%

Held-to-maturity securities:
Municipal security	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Total investment securities	$—	0.00%	$1,326	2.25%	$2,423	1.84%	$8,670	3.22%	$12,419	2.84%

Sources of Funds

General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted brokered deposits in the past. At December 31, 2011, we had $3.8 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

The following table sets forth our deposit flows during the periods indicated:

	Year Ended December 31,
	2011	2010
	(Dollars in Thousands)

Opening balance	$206,028	$213,368
Net deposits (withdrawals)	(34,337)	(10,721)
Interest credited	2,494	3,381

Ending balance	$174,185	$206,028

Net decrease	$(31,843)	$(7,340)

Percent (decrease)	-15.46%	-3.44%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated:

	Year Ended December 31,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest bearing accounts	$19,683	11.3%	$15,394	7.4%
Savings accounts	20,612	11.8%	20,335	9.9%
Checking & NOW accounts	24,477	14.1%	24,452	11.9%
Money market accounts	34,951	20.1%	40,785	19.8%

Total transaction and savings	$99,723	57.3%	$100,966	49.0%

Certificates:
0.00-1.99%	43,851	25.2%	53,979	26.2%
2.00-3.99%	21,118	12.1%	28,033	13.6%
4.00-5.99%	9,493	5.4%	23,049	11.2%
Total certificates	74,462	42.7%	105,062	51.0%

Total deposits	$174,185	100.0%	$206,028	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2011:

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$5,348	$6,198	$8,478	$21,415	$41,439

Certificates of deposit of $100,000 or more	1,901	3,771	8,390	18,961	33,023

Total certificates of deposit	$7,249	$9,969	$16,868	$40,376	$74,462

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2011:

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2012	4,926	1,287	1,035	—	7,248	9.7%
June 30, 2012	8,253	940	776	—	9,969	13.4%
September 30, 2012	6,210	644	680	—	7,534	10.1%
December 31, 2012	8,226	138	969	—	9,333	12.5%
March 31, 2013	731	2,363	788	—	3,882	5.2%
June 30, 2013	2,531	5,116	144	—	7,791	10.5%
September 30, 2013	3,388	1,363	1,889	—	6,640	8.9%
December 31, 2013	3,768	190	1,768	—	5,726	7.7%
Thereafter	5,818	9,077	1,444	—	16,339	22.0%

Total	$43,851	$21,118	$9,493	$—	$74,462	100.0%

Percent of total	58.89%	28.36%	12.75%	0.00%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and Fed funds purchased from a correspondent bank.

We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2011, we had $20.2 million in Federal Home Loan Bank advances outstanding. See Note 10 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and fed funds purchased for the periods indicated:

	Year Ended December 31,
	2011	2010
	(Dollars in Thousands)	(Dollars in Thousands)

Maximum Balance:
FHLB advances	$35,092	$44,518

Fed funds purchased	$—	$1,000

Average Balance:
FHLB advances	$27,866	$43,836

Fed funds purchased	$—	$3

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2011	2010
	(Dollars in Thousands)	(Dollars in Thousands)

FHLB advances	$20,175	$36,350

Fed funds purchased	$—	$—

Weighted average interest rate of FHLB advances
FHLB advances	4.74%	4.16%

Fed funds purchased	0.00%	0.25%

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition comes from a wide array of sources including but not limited to mortgage brokers, savings institutions, other commercial banks, and credit unions including non-local Internet based and telephone-based competition.

Employees

At December 31, 2011, we had a total of 79 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Federal and State Taxation

Federal Taxation

General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Monarch Community Bancorp. Our federal income tax returns for the past three years are open to audit by the IRS. In our opinion, any examination of still open returns would not result in a deficiency which could have a material adverse effect on our financial condition. Our 2009 tax return is under audit, however there were no findings as of March 30, 2012.

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

Corporate Dividends-Received Deduction. The Company may eliminate from its income dividends received from the Bank if it elects to file a consolidated return with the Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf. Monarch Community Bancorp has elected to file a consolidated return with the Bank.

State Taxation

The Company and the Bank are subject to the Michigan Business Tax (MBT). The MBT is a consolidated tax based on equity of the corporation. The tax returns of the Bank for the past four years are open to audit by the Michigan taxation authorities. No returns are being audited by the Michigan taxation authority at the current time. Other applicable state taxes include generally applicable sales, use, real property taxes, and personal property taxes.

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

Dividends. As described below under the heading “Recent Developments,” as a result of the Company’s issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) to the U.S. Department of the Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company is restricted in the payment of dividends and, without the Treasury’s consent, may not declare or pay any dividend on the Company common stock. This restriction no longer applies on the earlier to occur of February 6, 2012 (the third anniversary of the issuance of the Preferred Shares to the Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury. In addition, as long as the Preferred Shares are outstanding, dividend payments are prohibited until all accrued and unpaid dividends are paid on such Preferred Shares, subject to certain limited exceptions. As discussed above, the Written Agreement also requires the Company to obtain the approval of the Federal Reserve prior to paying a dividend.

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

The Preferred Shares issued by the Company pay cumulative dividends of 5% a year for the first five years and 9% a year thereafter. The terms of the Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provide that the Preferred Shares may be redeemed by the Company, in whole or in part, upon approval of the Treasury and the Company’s primary banking regulators. Both the Preferred Shares and the Warrant will be accounted for as components of regulatory Tier 1 capital. Among other restrictions, the securities purchase agreement between the Company and the Treasury limits the Company’s ability to repurchase its stock and subjects the Company to certain executive compensation limitations. The restrictions on stock repurchases are in effect until the earlier to occur of February 6, 2012 (the third anniversary of the issuance of the Preferred Shares to Treasury) or the date on which the Company has redeemed all of the Preferred Shares issued or the date on which the Treasury has transferred all of the Preferred Shares to third parties not affiliated with the Treasury. Pursuant to the Written Agreement, the Company may not purchase any of its shares of stock without the prior written approval of the Federal Reserve.

In April 2010, the Company announced that it would defer scheduled dividend payments on the principal outstanding on the Preferred Shares. Dividends are accrued based on the rates, liquidation preference and time since last quarterly dividend payment. Interest on dividends is accrued based on the rates and time since last scheduled quarterly dividend payment.

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

The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating a Bureau of Consumer Financial Protection (the “BCFP”) which will have the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; extending the unlimited coverage for qualifying non-interest bearing transactional accounts until December 31, 2012; increasing the ratio of reserves to deposits minimum to 1.35 percent; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.

In July 2011, the BCFP took over many of the consumer financial functions that had been assigned to the federal banking agencies and other designated agencies. The BCFP has broad rulemaking authority and there is considerable uncertainty as to how the BCFP actually will exercise its regulatory, supervisory, examination and enforcement authority.

The complete impact of the Dodd-Frank Act is unknown since many of the substantive requirements will be contained in the many rules and regulations to be implemented. However, the Dodd-Frank Act has had and will have significant and immediate effects on banks and bank holding companies in many areas. It is expected that the Dodd-Frank Act will increase the cost of doing business in the banking industry.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows the FDIC and other federal bank regulators to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. After establishing branches in a state through an interstate merger, a bank can establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law. Financial institutions utilized mergers for interstate branching purposes since some states prohibited de novo branching or had reciprocity requirements. However, the Dodd-Frank Act removed such restrictions on interstate branching. As a result of the Dodd-Frank Act, interstate branching authority has been expanded and a state or national bank may open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch.

Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one borrower is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus. At December 31, 2011, the Bank’s legal lending limit for loans to one borrower was $1.8 million; the Bank’s legal lending limit with approval of two-thirds of the Board of Directors was $2.9 million.

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

Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. The fee incurred in 2011 was $34,592. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

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

The Dodd-Frank Act requires the FDIC to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

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

Deposit Insurance. The Bank's deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. As an FDIC insured institution, the Bank is required to pay deposit insurance premium assessments to the deposit insurance fund pursuant to a risk-based assessment system. Effective October 3, 2008, EESA raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The Dodd-Frank Act permanently raised the basic limit on deposit insurance coverage from $100,000 to $250,000 per depositor. In addition, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010 through December 31, 2012.

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

A bank’s initial assessment rate is based upon the risk category to which it is assigned. Adjustments may be made to a bank’s initial assessment rate based certain factors including levels of long-term unsecured debt, levels of secured liabilities above a threshold amount, and, for certain institutions, brokered deposit levels. Effective through March 31, 2011, initial assessment rates ranged from 12 to 45 basis points of assessable deposits. As required by the Dodd-Frank Act, in February 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured depository institution’s average consolidated total assets minus average tangible equity capital, rather than deposits. In addition, the FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base. The proposed rate schedule and other revisions became effective on April 1, 2011. Initial base assessment rates now range between 5 and 35 basis points of the new assessment base.

Due to a decrease in the reserve ratio of the deposit insurance fund, in October 2008, the FDIC established a restoration plan to restore the reserve ratio to at least 1.15%. However, the Dodd-Frank Act raised the minimum reserve ratio to 1.35% and removed the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The Dodd-Frank Act also requires that the reserve ratio reach 1.35% by September 30, 2020. Effective January 1, 2011, the FDIC set the long term reserve ratio at 2%.

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

Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends. As discussed above, the Consent Order requires the Bank to obtain the prior written consent of the FDIC and OFIR for the payment of dividends. During 2012, the Bank is not expected to pay dividends.

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

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their net transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:

•	for transaction accounts totaling $11.5 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $11.5 million up to and including $71.0 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $71.0 million, a reserve requirement of $1.785 million plus 10% of that portion of the total transaction accounts greater than $71.0 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.

ITEM 1A. Risk Factors

This item is not required for smaller reporting companies.

ITEM 1B. Unresolved Staff Comments - None

ITEM 2. Properties

At December 31, 2011, we had five full service offices. At December 31, 2011, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $3.9 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

The following table provides information regarding our office and other facilities:

Owned/ Leased
Location	County

Main Office
375 North Willowbrook Road	Branch	Owned
Coldwater, Michigan 49036

Branch Offices

365 N. Broadway	Branch	Owned
Union City, Michigan 49094

1 West Carleton Road	Hillsdale	Owned
Hillsdale, Michigan 49242

15975 West Michigan Avenue	Calhoun	Owned
Marshall, Michigan 49068

107 North Park	Calhoun	Owned
Marshall, Michigan 49068

Other Facilities
34 Grand Street (Garage)	Branch	Owned
Coldwater, Michigan 49036

24 Grand Street (Drive through)	Branch	Owned
Coldwater, Michigan 49036

87 Marshall Street	Branch	Owned
Coldwater, Michigan 49036

800 Ship Street	Branch	Leased
St. Joseph, Michigan 49085

7127 S. Westnedge	Branch	Leased
Portage, Michigan 49002

2422 Jolly Road	Branch	Leased
Okemos, Michigan 48864

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

ITEM 4. Reserved

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock commenced trading on August 29, 2002 on the NASDAQ Stock Market under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market. For the years ended December 31, 2011 and 2010, the Company paid dividends of $0.0 per share.

Year	Quarter ending	High	Low	Dividends

2010	March 31	$2.25	$2.16	$—
	June 30	$1.27	$1.08	$—
	September 30	$1.54	$1.30	$—
	December 31	$1.23	$1.15	$—
2011	March 31	$1.54	$1.46	$—
	June 30	$1.24	$1.10	$—
	September 30	$1.14	$1.14	$—
	December 31	$1.09	$1.03	$—

Please refer to Note 13 to the Financial Statements for a discussion of certain restrictions which impact the Company’s ability to pay dividends. Because the Company has no significant operations, it depends upon dividends from the bank in order to pay dividends to its stockholders.

As of March 4, 2012, there were 2,049,485 shares of the Company's common stock issued and outstanding and approximately 527 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Unit) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet Be Purchased Under the Plans or Program

10/01/10-10/31/10	—	—	—	—

11/01/10-11/30/10	—	$—	—	—

12/01/10-12/31/10	—	$—	—	—

Total	—	—	—	—

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

		December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Selected Financial Condition Data:

Total Assets	$208,106	$256,868	$283,204	$291,807	$279,208
Loans receivable, net	148,495	182,768	220,875	247,542	224,797
Investment securities, at carrying value	12,536	11,476	16,086	8,953	11,322
Fed Funds sold and overnight deposits	16,410	34,909	10,723	677	6,151
Deposits	174,185	206,028	213,368	192,156	177,936
Federal Home Loan Bank Advances	20,175	36,350	44,518	60,178	59,330
Equity	11,142	12,018	23,163	36,270	39,086

	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Selected Operations Data:

Total interest income	$10,486	$12,837	$15,836	$17,196	$17,545
Total interest expense	3,638	5,372	7,339	8,536	9,222

Net interest income	6,848	7,465	8,497	8,660	8,323
Provision for loan losses	733	11,602	13,349	2,712	971

Net interest income after provision for loan losses	6,115	(4,137)	(4,852)	5,948	7,352
Fees and service charges	2,311	2,496	2,682	2,757	2,921
Gains on sales of loans, mortgage-backed securities and investment securities	1,450	1,082	2,100	629	651
Other non-interest income	209	119	211	217	374

Total non-interest income	3,970	3,697	4,993	3,603	3,946
Total non-interest expense	10,337	10,237	20,085	9,152	8,992

Income (loss) before taxes	(252)	(10,677)	(19,944)	399	2,306
Income tax provision	101	205	(548)	101	561

Net income (loss)	$(353)	$(10,882)	$(19,396)	$298	$1,745

ITEM 6. Selected Financial Data, continued

	December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	-0.15%	-4.00%	-6.41%	0.10%	0.61%
Return on Equity (ratio of net income (loss) to average equity)	-2.92%	-59.86%	-46.88%	0.78%	4.30%
Interest rate spread information:
Average during period	3.04%	2.96%	2.94%	3.11%	3.05%
Net interest margin	3.04%	2.96%	3.10%	3.32%	3.27%
Ratio of operating expense to average total assets	4.32%	3.77%	6.64%	3.20%	3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.10	1.07	1.06	1.06	1.06
Efficiency ratio *	95.46%	88.26%	71.67%	73.25%	72.62%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	6.34%	6.64%	6.50%	1.59%	0.81%
Non-performing loans to total loans, net	5.90%	7.70%	7.05%	1.04%	0.33%
Allowance for loan losses to non-performing loans	53.12%	48.67%	37.14%	105.76%	240.00%
Allowance for loan losses to loans receivable, net	3.14%	3.75%	2.62%	1.10%	0.81%

Capital ratios:
Equity to total assets at end of period	5.35%	4.67%	8.19%	12.43%	14.00%

Other data:
Number of full-service offices	5	5	6	6	6

*	Amounts do not include the one time non cash charge for goodwill impairment

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

Critical Accounting Policies

Our Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which we operate. The most significant accounting policies we follow are presented in Note 1 to the Consolidated Financial Statements. Application of these principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Critical accounting estimates are defined as those that require assumptions or judgments to be made based on information available as of the date of the financial statements. Certain policies inherently have a greater reliance on the use of estimates. Those policies have a greater possibility of producing results that could be materially different than reported if there is a change to any of the estimates, assumptions, or judgments made by us. Based on the potential impact to the financial statements of the valuation methods, estimates, assumptions, and judgments used, we identified the determination of the allowance for loan losses to be the accounting estimate that is the most subjective or judgmental.

Allowance for Loan Losses

The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of the collateral.

We have established a systematic method of periodically reviewing credit quality of the loan portfolio in order to establish an allowance for loan losses. The allowance for loan losses is based on our current judgments about credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date. Our evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance. Management believes this is a critical accounting policy because the evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is generally measured by determining the present value of expected future cash flows or, the fair value of the collateral adjusted for the market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting, (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and industry concentrations. This analysis establishes factors that are applied to the loans groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results. See Note 5 to the Consolidated Financial Statements for more information on the allowance for loan losses.

Other Real Estate Owned and Foreclosed Assets

Other Real Estate Owned and Foreclosed Assets are acquired through or instead of loan foreclosure. They are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. See Note 6 to the financial statements for additional information regarding other real estate owned.

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

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. The realization of our deferred tax assets is largely dependent upon our ability to generate future taxable income. The Company had an $8.3 million tax valuation allowance as of December 31, 2011 and a tax valuation allowance of $7.3 million as of December 31, 2010.

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

Changes in Financial Condition from December 31, 2010 to December 31, 2011

General. Monarch’s total assets decreased $48.7 million, or 18.9%, to $208.1 million at December 31, 2011 compared to $256.8 million at December 31, 2010. The decline in assets is largely attributable to the decrease in loans which decreased from $182.8 million at December 31, 2010 to $148.5 at December 31, 2011.

Loans. Loans remain our largest category of interest earning assets and the largest source of revenue. The net loan portfolio decreased $34.3 million, or 18.8%. Gross loans decreased $36.6 million, or 19.3%, from $190.0 million at December 31, 2010 to $153.4 million at December 31, 2011.

Commercial business loans decreased $1.7 million in 2011 as compared to 2010. Commercial real estate loans including multi family loans decreased $12.7 million largely as a result of the pay offs in the amount of $8.1 million. Construction loans decreased by $2.3 million, which was due to the refinancing of construction loans to permanent mortgages.

Residential loans decreased $14.8 million in 2011, primarily as a result of the migration of one to four family residential loans to the secondary market due to the attractive interest rates available as a result of the decline in interest rates consistent throughout 2011. The decline the residential portfolio is also attributable to the increased level of charge off activity. The decrease in home equity loans of $4.3 million from 2010 to 2011 is also mainly attributable to the refinancing activity seen in the residential market and the declining real estate values.

Installment loans or “Other loans” as categorized in Note 5 include primarily automobile and recreational vehicle loans. Other loans decreased $887,000 in 2011 mainly due to normal repayments. Please refer to Note 5 to our financial statements for additional information on the composition of our loan portfolio.

Credit Risk. Credit Risk is defined as the risk that borrowers or counter-parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, standby and commercial letters of credit, and deposit account overdrafts. Our overall credit risk position is reflective of the continued weak economy in 2011, with increased levels of net charge offs, non-performing assets and provision for loan losses compared to periods prior to the recession.

Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against the allowance for loan losses. Charge-offs for loan losses were $2.9 million for 2011, compared to $10.5 million for 2010 and $10.6 million for 2009. The increase in charge-offs in 2010 and 2009 was primarily due to charge offs related to commercial relationships and an increased level of nonperforming loans related to weaker economic conditions. We have also seen an increase in charge offs related to one to four family residential mortgages as a result of an increase in foreclosure activity and historically high unemployment rates.

The provision for loan losses was $733,000 for 2011, compared to the provision for loan losses of $11.6 million for 2010 and the provision for loan losses of $13.3 million for 2009. The increased provision for loan losses in 2010 and 2009 was due to the increased level of charge offs and the deterioration in the loan portfolio mainly due to the deterioration in the economy.

Nonperforming assets include nonaccrual loans, and other real estate. Our policy is to discontinue the accrual of interest on loans where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans, which are placed on nonaccrual at the time the loan is placed in foreclosure and consumer loans that are both well secured and in the process of collection.

Nonperforming assets decreased to $13.2 million as of December 31, 2011 from $17.0 million as of December 31, 2010, mainly due to decreases in nonaccrual loans. Total nonaccrual loans were $8.8 million as of December 31, 2011 compared to $14.1 million as of December 31, 2010. The decrease in nonaccrual loans was primarily due to several large commercial loan relationships returning to an accruing status. The elevated levels of nonaccrual loans seen during 2010 and 2011 are largely due to economic stresses being felt in Michigan and nationally. Borrowers who normally would be able to fulfill their obligations have been unable to do so in the current environment. Impaired loans are commercial loans for which we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The average investment in impaired loans was $11.4 million during 2011 compared to $19.3 million during 2010. At year end, impaired loans were $23.8 million compared to $27.8 million as of December 31, 2010. Given the present state of the economy, we have determined that it is necessary to work with some borrowers to reduce potential losses to the Bank. At December 31, 2011, we had $17.8 million restructured loans where the borrower was in compliance with the terms of agreement or delinquent less than 90 days.

Securities. The Bank’s securities portfolio increased $1.0 million, or 9.33%, to $12.5 million at December 31, 2011 from $11.5 million at December 31, 2010. Securities were 6.0% of total assets at December 31, 2011 as compared to 4.6% at December 31, 2010. The increase was attributable to the purchase of $11.6 million in securities, which was offset by sales and maturities of $10.6 million. The Bank invested mainly in collateralized mortgage obligations (CMO). The yield on investment securities has increased slightly to 3.18% at December 31, 2011 from 3.12% for the same period a year ago. Management may continue further purchasing of securities due to the decline in the current market yield. With the increase in securities we have continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Liabilities. Monarch’s deposits decreased $31.8 million, or 15.5%, to $174.2 million at December 31, 2011 compared to $206.0 million at December 31, 2010. This decrease was primarily in money market accounts which decreased $16.3 million. Brokered CDs decreased $9.8 million from $25.7 million at December 31, 2009 to $15.9 million at December 31, 2010. The Bank has attempted to reduce its reliance on brokered and large, out of area CDs, although the success of this strategy is dependent on growing core deposits. Retail CD deposits increased $16.3 million. Other interest bearing checking accounts increased $1.4 million. Non-interest bearing deposit accounts increased $1.0 million. The Bank expects its non-interest bearing deposits to increase in the future as a result of strategies to attract more small business depositors and municipal depositors.

Due to the fact that the Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, it may not obtain new brokered funds as a funding source without prior approval of the FDIC and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits (See Note13 for further discussion on the requirements of the Consent Order). The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points. We have compared the Bank’s current rates with the national rate caps and reduced any rates over the rate cap to fall within those caps. There has been no material impact to our deposit balances resulting from the rate caps.

Federal Home Loan Bank advances decreased $16.2 million, or 44.5%, to $20.2 million at December 31, 2011 from $36.4 million at December 31, 2010. We have used brokered certificates of deposit to diversity our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. For several years our strategy has been to replace borrowed funds and brokered CDs with lower costing core deposits. With the movement of customers from the stock market into more conservative types of investments including deposit products we have been able to take advantage of the shift and significantly reduce our reliance on whole sale funding. We expect this trend to continue even when customers move back to riskier types of investing due to the retention of staff specifically focused on building and broadening customer relationships.

Equity. Total equity amounted to $11.1 million at December 31, 2011 and $12.0 million at December 31, 2010, or 5.4% and 4.7%, respectively, of total assets at both dates. The decrease in equity resulted from the net loss for 2011 of $353,000, dividend payments, interest on missed dividends and accretion of $390,000, which consisted of dividends accrued but not paid on the Preferred stock. The annual 5% dividend on the Preferred Stock together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually.

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

	Year Ended December 31,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$38,511	$32	0.08%	$18,380	$4	0.02%
Investment securities	10,502	334	3.18	14,927	466	3.12
Other securities	3,526	94	2.67	4,142	97	2.34
Loans receivable	172,402	10,026	5.82	214,488	12,270	5.72

Total earning assets	$224,941	$10,486	4.66	$251,937	$12,837	5.10

Demand and NOW accounts	$43,948	$29	0.07	$40,655	$94	0.23
Money market accounts	38,752	181	0.47	49,963	412	0.82
Savings accounts	21,614	25	0.12	20,955	50	0.24
Certificates of deposit	92,319	2,157	2.34	95,831	2,848	2.97
Fed Funds Purchased	—	—	—	3	—	—
Federal Home Loan Bank advances	27,896	1,246	4.47	43,843	1,968	4.49

Total interest bearing liabilities	$224,529	3,638	1.62	$251,250	5,372	2.14

Net interest income		$6,848			$7,465

Net interest spread			3.04%			2.96%

Net interest margin			3.04%			2.96%

	2009
	Average	Interest
	Outstanding	Earned/	Yield/
	Balance	Paid	Rate

Fed Funds and overnight deposits	$11,392	$6	0.05%
Investment securities	16,591	565	3.41
Other securities	4,174	74	1.77
Loans receivable	242,289	15,191	6.27

Total earning assets	$274,446	$15,836	5.77

Demand and NOW accounts	$34,045	$98	0.29
Money market accounts	47,923	789	1.65
Savings accounts	19,113	71	0.37
Certificates of deposit	104,275	3,952	3.79
Fed Funds Purchased	28	—	—
Federal Home Loan Bank advances	53,966	2,429	4.50

Total interest bearing liabilities	$259,350	7,339	2.83

Net interest income		$8,497

Net interest spread			2.94%

Net interest margin			3.10%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2011 vs. 2010				2010 vs. 2009
				Total				Total
	Increase (Decrease) Due to			Increase	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(in thousands)				(in thousands)

Interest-earning assets
Fed funds and overnight deposits	$11	$4	12	28	$(4)	$4	(2)	(2)
Investment securities	$9	$(138)	(3)	(132)	$(47)	$(57)	5	(99)
Other securities	$13	$(14)	(2)	(3)	$24	$(1)	(0)	23
Loans receivable	$204	$(2,408)	(40)	(2,244)	$(1,331)	$(1,743)	153	(2,921)

Total interest-earning assets	$237	$(2,556)	$(32)	$(2,351)	$(1,357)	$(1,797)	$155	$(2,999)

Interest-bearing liabilities
Demand and NOW accounts	$(67)	$8	(5)	(65)	$(19)	$19	(4)	(4)
Money market accounts	$(179)	$(92)	40	(231)	$(394)	$34	(17)	(377)
Savings accounts	$(26)	$2	(1)	(25)	$(25)	$7	(2)	(21)
Certificates of deposit	$(609)	$(104)	22	(691)	$(853)	$(320)	69	(1,104)
Fed Funds Purchased	$—	$—	—	—	$—	$—	—	—
Federal Home Loan Bank advances	$(10)	$(716)	4	(722)	$(7)	$(456)	1	(461)

Total interest-bearing liabilities	$(890)	$(903)	$60	$(1,734)	$(1,298)	$(716)	$47	$(1,967)

Net interest income				$(617)				$(1,032)

Comparison of Results of Operations for the Years Ended December 31, 2011, 2010, and 2009

General. Monarch reported a net loss of $353,000 for the year ended December 31, 2011 compared to net loss of $10.9 million for the year ended December 31, 2010 and net loss of $19.4 million in 2009. The Bank recorded $9.6 million in goodwill impairment in 2009. The explanation of this change is detailed under “Goodwill” in the “Changes in Financial Condition” section. The reasons for the change in net income for the years are discussed below.

Net Interest Income. Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. Net interest income before provision for loan losses decreased to $6.8 million for 2011 compared to $7.5 million in 2010, following a decrease from $8.5 million in 2009.

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Our net interest margin has decreased from 3.10% in 2009 to 3.04% in 2011. The decrease from 2009 to 2011 is primarily due to the low interest rate environment consistent throughout 2009, 2010 and 2011 and declining balances on earning assets. The elevated level of non-performing loans has also has a significant impact on the yield generated by the loan portfolio.

Interest Income. Total interest income in 2011 decreased $2.3 million primarily due to the low interest rates consistent since 2010 and the impact of the nonaccrual interest adjustment on nonperforming loans. This followed a $3.0 million decrease in 2010 compared to 2009 which is also attributable to declining interest rates. In 2011 the decline in average balances significantly offset the decline in average yield on earning assets.

Interest Expense. Total interest expense decreased $1.8 million in 2011 compared to 2010. This followed a decrease of $2.0 million in 2010 compared to 2009. The decrease in 2011 was primarily the result of a reduction in the rates we paid on deposits, principally reflecting a 64 basis point decrease in the cost of time deposits between the periods, due to continuing low market interest rates. As a result, our average cost of funds, including the effect of interest-free demand deposits, decreased to 1.62% in 2011 from 2.14% in 2010. While the decrease in 2010 was also attributable to the declining interest rate environment, the increased level of average deposits offset the decrease in average borrowings and the decline in interest rates in 2010 compared to 2009. In the past the Bank has had difficulty in reducing its cost of funds because of increased market rates for CDs and further competition for money market deposits which has also resulted in higher rates being paid. Growing lower cost core deposits remains a challenge in our current market area. Our reliance on money market accounts, internet CDs and FHLB borrowings continues to have an impact on our higher cost of funds.

Provision for Loan Losses. The Bank recorded a provision for loan losses of $733,000 for the year ended December 31, 2011 compared to $11.6 million in 2010 and $13.3 million for the same periods in 2009.

The decreased provision for 2011 was attributable to a decrease in net charge-offs of $2.9 million in 2011 compared to $10.5 million in 2010 and decreased loan delinquencies at December 31, 2011 as compared to December 31, 2010. Nonperforming assets decreased to 5.14% of assets at December 31, 2011 compared to 6.64% at December 31, 2010. These levels have been elevated over the previous two years (see “Selected Financial and Other Data” and Credit Risk”). Please refer to Note 5 to our financial statements for additional information on our provision for loan losses.

Non-interest Income. Non-interest income increased to $4.0 million for the year ended December 31, 2010 compared to $3.7 million for the same period in 2010 largely due to an increase in gain on sale of securities. Non-interest income decreased to $3.7 million in 2009 compared to $5.0 million for 2009 primarily due to a decrease in gain on sale of loans.

Fees and service charges were $1.9 million for 2011, $2.0 million for 2010, and $2.2 million for 2009. The decline in fees and service charges is a result of a decline in income for the Bounce protection program and loan fees offset by an increase in income from fees associated with ATM usage. Income from the Bounce Protection program has decreased from $1.3 million in 2009 to $1.1 million in 2011 due to decreased customer usage. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base due to the increased regulatory changes that became effective July 1, 2010. ATM income has increased from $287,000 in 2009 to $366,721 in 2011 as customer usage continues to increase.

Income from brokering residential mortgage loans decreased to $33,000 in 2011 from $83,000 in 2009. Over the past six years, the Bank has developed new mortgage banking relationships with several brokerage companies. The Bank continues to utilize these companies as a resource for lending opportunities. The Bank does not expect brokered loan income to be a significant source of income in the future. Loan fees have declined from $85,000 in 2009 to $36,000 in 2011 due to competitive pressures as well as lower originations of construction and consumer loans.

Gain on sale of loans decreased to $1.0 million both in 2011 and 2010 from $2.1 million in 2009. The elevated level of gain on sale of loans in 2009 was largely due to the falling rate environment which generated a significant amount of one to four family residential mortgage refinancing. Loan servicing income also decreased from $477,000 in 2010 to $437,000 in 2011, following an increase from $458,000 in 2009 to $477,000 in 2010. Our strategy, which began in 2007, has been to sell as many of the residential mortgage originations as possible to manage the Bank’s interest rate risk, credit risk and liquidity.

Gain on sale of securities increased from $76,000 in 2010 to $469,000 in 2011. The increase was attributable to the Bank selling a significant portion of the portfolio to improve overall quality of the portfolio. Gain on sale of securities increased slightly in 2010 to $76,000 from $10,000 in 2009.

Other income increased $90,000 in 2011 compared to 2010 primarily due to an increase in the gain on the sale of foreclosed assets. The gain on the sale of foreclosed property increased $98,000 in 2011 compared to 2010 and $190,000 in 2010 compared to 2009. Impairment charges of $335,000 in 2010 and $318,000 in 2011 taken against an investment in a low cost housing that provided tax credits offset the increase in gain on the sale of foreclosed assets. The Bank does occasionally experience a gain on sale of foreclosed property, as it has become increasingly more conservative in valuing these properties upon acquisition. Management expects 2012 to be similar to 2010 in terms of foreclosure activity and thus potential gains or losses on subsequent sales of the foreclosed properties.

Non-interest Expense. Non-interest expense increased to $10.3 million in 2011 from $10.2 million in 2010, following a decrease from $20.1 million in 2009 to $10.2 million in 2010. The increase in non-interest expense in 2009 was primarily due to the impairment charge of $9.6 million on goodwill.

Salaries and employee benefits expense increased slightly from $4.3 million in 2010 to $4.5 million in 2011. The increase in personnel expense was primarily attributable to the addition of loan originators for the new offices opened during the year. Salaries and employee benefits expense decreased to $4.3 million in 2010 as compared to $4.8 million in 2009 as a result of a reduction in force taken in the third quarter in 2010. Retaining qualified staff continues to be a priority of Management.

Repossessed property expense increased from $631,000 in 2010 to $745,000 in 2011 primarily due to an elevated level of properties and an increase in disposition costs. Repossessed property expense has decreased from $822,000 in 2009 to $631,000 in 2010 primarily due to a decrease in impairment charges taken year over year on foreclosed properties. Management continues to focus on better management of properties during the holding period, better sales efforts that have led to shorter holding periods and decreased impairment write-downs due to better valuation techniques at the time of foreclosure.

Professional services expenses decreased slightly to $721,000 in 2011 compared to $809,000 in 2010. Professional services expenses increased to $809,000 in 2010 compared to $530,000 in 2009 primarily due to increases in legal fees associated with non-performing assets. Professional services expenses increased to $530,000 in 2009 primarily due to increases in legal fees associated with non-performing loans and with the issuance of preferred stock and common stock warrants as part of the Capital Purchase Program transaction completed in 2009. We expect professional services expenses to remain elevated in 2012 due to the additional costs associated with working with problem loans.

Amortization expense of intangible assets remained the same year over year from 2010 to 2011. It decreased in 2010 compared to 2009 consistent with the aging of the Core Deposit Intangible established upon the acquisition of MSB Financial in 2004. As indicated in Note 3 to the Company’s financial statements, this expense will continually decline over the remaining life of the related asset.

Mortgage banking expense remained relatively unchanged year over year from 2010 to 2011. Mortgage banking expense decreased $122,000 to $424,000 in 2010 compared to $546,000 in 2009. This was a result of the slowdown in residential mortgage refinancing.

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

Other general and administrative expense decreased to $1.6 million in 2011 compared to $1.8 million in 2010, this is primarily due to a decrease in FDIC insurance coverage. Other general and administrative expense increased to $1.8 million in 2010 from $1.5 million in 2009. The increases in 2009 and 2010 were largely due to the increase in FDIC insurance coverage. In 2009, the increase in FDIC insurance included a $136,000 one-time special assessment on all insured financial institutions equal to approximately 5 basis points of total assets, less tier one equity, and the quarterly increases implemented during the year.

Federal Income Taxes. Our effective tax rate for purposes of the tax provision was -40.1% in 2011 compared to -1.92% in 2010 and 2.75% in 2009. For 2009, the reduced effective tax rate was the non-deductible write-off of goodwill and the allowance placed on our deferred tax asset. In prior years the difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

Liquidity and Commitments

We are required to maintain appropriate levels of liquid assets under FDIC regulations. Appropriate levels are determined by our Board of Directors and Management and are included in our asset liability management policy. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We have maintained liquidity at levels above those believed to be adequate to meet the requirements of normal operations, including new loan funding and potential deposit outflows. At December 31, 2011, our liquidity ratio, which is our liquid assets as a percentage of total deposits less certificates of deposit maturing in more than one year and plus borrowings maturing in one year or less, was 16.6%. This level of liquidity is higher than that maintained last year. Management has taken steps to increase liquidity and is confident it will be able to effectively address the Bank’s liquidity needs.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits, including fed funds, and short-term treasury and governmental agency securities. On a longer term basis, Monarch maintains a strategy of investing in various investments and lending products. Monarch uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2011, totaled $34.1 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.

If necessary, additional funding sources include additional deposits (including core deposits) and Federal Home Loan Bank advances. Based on current collateral levels, at December 31, 2011, Monarch could borrow an additional $8.2 million from the Federal Home Loan Bank at prevailing interest rates. We anticipate we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. For the year ended December 31, 2011, Monarch had a net decrease in cash and cash equivalents of $17.9 million as compared to a net increase of $18.6 million for the year ended December 31, 2010.

The Company’s primary sources of funds during 2011 were proceeds from the sale and maturities of securities of $10.6 million, and $30.4 million in principal loan collections in excess of loan originations The primary uses of funds in 2011 were the repayment of $16.2 million of FHLB advances and purchases of securities of $11.6 million and a decrease in deposits of $31.8 million.

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

Off-Balance Sheet Arrangements

At December 31, 2011, the total unused commercial and consumer lines of credit were $11.1 million and there were no outstanding commitments under letters of credit. At December 31, 2010, the total unused commercial and consumer lines of credit were $14.7 million and there were outstanding commitments under letters of credit of $150,000.

The Company has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Monarch actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Note 13 to the Financial Statements details the capital position of the Bank as well as the capital levels necessary to remain well capitalized. At December 31, 2011 the equity to assets ratio of the Company was 5.4%. See also “Regulatory Orders” below.

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

•	The Bank is required to charge off any loans classified as loss.

•	The Bank may not extend credit to borrowers that have had loans with the Bank that were classified substandard, doubtful or special mention without prior board approval.

•	The Bank may not extend credit to borrowers that have had loans charged off or classified as loss.

•	The Bank is required to adopt a plan to reduce the Bank’s risk position in each asset in excess of $250,000 which is more than sixty days delinquent or classified substandard or doubtful.

•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

•	Prior to submission or publication of all Reports of Condition, the board is required to review the adequacy of the Bank’s allowance for loan losses.

•	The Bank is required to adopt written lending and collection policies to provide effective guidance and control over the Bank’s lending function.

•	The Bank is required to implement revised comprehensive loan grading review procedures.

•	Within sixty days of the Consent Order, the Bank is required to adopt a written profit plan and comprehensive budget.

•	Within sixty days of the Consent Order, the Bank is required to adopt a written plan to manage concentrations of credit in a safe and sound manner.

•	Within sixty days of the Consent Order, the Bank is required to formulate a written plan to reduce the Bank’s reliance on brokered deposits.

•	While the Consent Order is in effect, the Bank is required to prepare and submit quarterly progress reports the FDIC and OFIR.

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

6.	The development and initial execution of plans to reduce classified assets and concentrations of credit. This includes the completion of a loan review by an outside consulting firm. The firm reviewed approximately 79% of the total loan portfolio and made no recommendations for charge-offs or special reserves on the loans they reviewed. In addition, they reviewed the methodology and adequacy of the Allowance for Loan Losses and found them to be reasonable.

7.	The formation of an executive level committee to review the status of all substandard and doubtful loans on a weekly basis and to review all special mention loans on at least a monthly basis.

8.	The initiation of multiple dialogues with investment bankers regarding the raising of additional capital. No substantive plans have been developed to date. The Bank continues to evaluate options.

9.	The enhancement of loan policies and procedures.

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

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2011 and 2010 we sold $31.4 million and $32.6 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.

Monarch uses an internally generated model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. The information presented in the following table presents the expected change in Monarch’s net portfolio value at December 31, 2011 that would occur upon an immediate change in interest rates.

Change in Interest Rates Basis Points (“bp”) (Rate Shock in Rates) (1)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	14,669	-699	-5%	7.23%	-3bp
+ 200 bp	14,657	-826	-5%	7.08%	-18bp
+100 bp	14,783	-699	-5%	7.03%	-23bp
0 bp	15,483	0		7.26%	0
-100 bp	18,170	1,517	10%	7.86%	60bp
-200 bp	19,495	3,391	22%	8.63%	+137bp
-300 bp	21,678	5,658	16%	9.56%	+230bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2011. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

	2012	2013	2014	2015	2016	2017 and beyond	Total	Fair Value 12/31/2011
Rate-sensitive assets
Fed funds and overnight deposits	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate

Securities	$—	$—	$—	$78	$1,248	$11,093	$12,419	$12,536
Average interest rate				5.50%	2.80%	2.83%

Gross loans	$20,054	$17,114	$9,078	$15,262	$16,306	$75,625	$153,439	156,794
Average interest rate	7.73%	7.22%	6.80%	6.94%	6.94%	6.29%

Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$80,040	$—	$—	$—	$—	$—	$80,040	$80,040
Average interest rate	0.09%

Certificates of deposit	$34,086	$24,038	$9,025	$5,802	$1,499	$12	$74,462	$76,112
Average interest rate	1.11%	2.86%	2.75%	2.56%	1.54%	1.44%

FHLB advances	$13,116	$7,059	$—	$—	$—	$—	$20,175	$20,566
Average interest rate	5.31%	4.60%

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

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated:

	Year Ended December 31, 2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$2,808	$2,743	$2,541	$2,394
Interest expense	1,033	976	879	750

Net interest income	1,775	1,767	1,662	1,644
Provision for loan losses	260	3	41	$429

Net interest income after provision for loan losses	1,515	1,764	1,621	1,215

Noninterest income	1,046	728	1,211	985
Noninterest expense	2,363	2,472	2,664	2,838

Income before income taxes	198	20	168	(638)
Income tax expense	—	—	—	101

Net Income	$198	$20	$168	$(739)

Dividends and amortization of discount on preferred stock	88	89	89	124
Net Income available to common stock	$110	$(69)	$79	$(863)

Earnings per share:
Basic	$0.06	$(0.04)	$0.04	$(0.43)

Diluted	$0.06	$(0.04)	$0.04	$(0.43)

Cash dividends declared per share	$—	$—	$—	$—

	Year Ended December 31, 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$3,488	$3,235	$3,099	$3,015
Interest expense	1,458	1,385	1,291	1,238

Net interest income	2,030	1,850	1,808	1,777
Provision for loan losses	1,845	7,040	2,724	(6)

Net interest income after provision for loan losses	185	(5,190)	(916)	1,783

Noninterest income	1,072	854	880	891
Noninterest expense	2,493	2,480	2,482	2,781

Income before income taxes	(1,236)	(6,816)	(2,518)	(107)
Income tax expense	—	—	—	205

Net Income	$(1,236)	$(6,816)	$(2,518)	$(312)

Dividends and amortization of discount on preferred stock	88	88	90	88
Net Income available to common stock	$(1,324)	$(6,904)	$(2,608)	$(400)

Earnings per share:
Basic	$(0.67)	$(3.49)	$(1.32)	$(0.20)

Diluted	$(0.67)	$(3.49)	$(1.32)	$(0.20)

Cash dividends declared per share	$—	$—	$—	$—

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2011 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrants disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Monarch Community Bancorp, Inc. and Subsidiaries assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Dated: March 30, 2012

/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer

/s/ Rebecca S. Crabill
Rebecca S. Crabill
Executive Vice President and Chief Financial Officer

ITEM 9B. Other Information - Not Applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2012, under the captions “Item 1. Election of Directors”, ”The Audit Committee”, ”Audit Committee Financial Expert”, ”Compliance with Section 16”, “Code of Conduct”, and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2012, under the caption “Executive Compensation”, a copy of which will be filed not later than 120 days after the close of the fiscal year. The “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”, are not required for smaller reporting companies.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2012, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	152,837	10.67	78,601

Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in May 2012, under the captions “Transactions with Certain Related Persons” and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in May 2012, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Documents Filed As Part of This Annual Report on Form 10-K

1.	Financial Statement - See the Financial Statements included in Item 8.

2.	Financial Statement Schedules - Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.

3.	Exhibits - The exhibits filed as part of this Annual Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensation plans or arrangements required to be filed as exhibits to this report. Such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Dated: March 29, 2012	By:	/s/ Richard J. DeVries
Richard J. DeVries, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard J. DeVries	President and Chief Executive Officer	March 29, 2012
Richard J. DeVries	(Principal Executive Officer)

/s/ Stephen M. Ross	Chairman of the Board	March 29, 2012
Stephen M. Ross

/s/ Rebecca S. Crabill	Executive Vice President and Chief Financial Officer	March 29, 2012
Rebecca S. Crabill	(Principal Financial and Accounting Officer)

/s/ Harold A. Adamson	Director	March 29, 2012
Harold A. Adamson

/s/ Karl F. Loomis	Director	March 29, 2012
Karl F. Loomis

/s/ James W. Gordon	Director	March 29, 2012
James W. Gordon

/s/ Martin L. Mitchell	Director	March 29, 2012
Martin L. Mitchell

/s/ Gordon L. Welch	Director	March 29, 2012
Gordon L. Welch

/s/ Craig W. Dally	Director	March 29, 2012
Craig W. Dally

/s/ Richard L. Dobbins	Director	March 29, 2012
Richard L. Dobbins

Exhibit Index

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1 (i)	Registrant’s Articles of Incorporation	*

3.1 (ii)	Articles Supplementary (Incorporated by reference from Form 8-K filed 2/9/09)

3.2 (i)	Registrant’s Bylaws (Incorporated by reference from Form 8-K filed on 12/23/09)

4.1	Registrant’s Specimen Stock Certificate	*

4.2	Warrant to Purchase 260,962 shares of Common Stock issued to the U.S. Treasury (Incorporated by reference from Form 8-K filed on 2/12/09)

10.1	Management Continuity Agreement between Monarch Community Bancorp, Inc. and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)

10.2	Registrant’s Employee Stock Ownership Plan	*

10.3	Registrant’s 2003 Stock Option and Incentive Plan	**

10.4	Registrant’s Recognition and Retention Plan	**

10.5	Form of Stock Option Agreement	***

10.6	Management Continuity Agreement with Rebecca S. Crabill (Incorporated by reference from Form 8-K filed on 02/27/08)

10.7	Letter Agreement dated February 6, 2009 including the Securities Purchase Agreement - Standard Terms Incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on 2/12/09)

10.8	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K, filed on 2/12/09)

10.9	Form of Amendment Agreement (incorporated by reference from Form 8-K filed on 2/12/09)

10.10	Amendment to Employment Agreement with Andrew J. Van Doren

10.11	Amendment to Employment Agreement with Rebecca S. Crabill

10.12	Consent Order with OFIR and the FDIC (incorporated by reference from Form 8-K filed on 5/2/10).

10.13	Employment term sheet with Richard J. DeVries (incorporated by reference from Form 8-K filed on 7/16/10).

10.14	Written agreement with the FRB (incorporated by reference from Form 8-K filed on 9/27/10).

11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report

12	Statements re computation of ratios	None

13	Annual Report to Security Holders	Not required

14	Registrant’s Code of Conduct	14

16	Letter re: change in certifying accountant	None

18	Letter re: change in accounting principles	None

21	Subsidiaries of the registrant	21

22	Published report regarding matters submitted to vote of security holders	None

23	Consent of Plante & Moran, PLLC	23

24	Power of Attorney	Not required

31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1

31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2

32	Section 1350 Certification.	32

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer	99.1

99.2	31 C.F.R Section 30.15 Certification of Principal Financial Officer	99.2

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.
**	Filed on March 19, 2003 as part of the Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference
***	Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004

ITEM 8. Financial Statements and Supplementary Data

Monarch Community Bancorp, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors

Monarch Community Bancorp, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each year in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Corporation has suffered recurring losses from operations and as of December 31, 2011 did not meet the minimum capital requirements as established by the regulators which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

March 29, 2012

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet

(000s omitted, except per share data)

	December 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$7,701	$7,065
Federal Home Loan Bank overnight time and other interest bearing deposits	16,410	34,909

Total cash and cash equivalents	24,111	41,974

Securities - Available for sale (Note 4)	12,536	11,466
Securities - Held to maturity (Note 4)	—	10
Other securities (Note 4)	3,370	3,865
Loans held for sale	653	693
Loans, net (Note 5)	148,495	182,768
Foreclosed assets, net (Note 7)	4,433	2,972
Premises and equipment (Note 8)	4,004	4,122
Core deposit (Note 3)	248	390
Other assets (Notes 6 and 11)	10,256	8,608

Total assets	$208,106	$256,868

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	19,683	15,394
Interest-bearing (Note 9):	154,502	190,634

Total deposits	174,185	206,028

Federal Home Loan Bank advances (Note 10)	20,175	36,350
Accrued expenses and other liabilities (Note 16)	2,604	2,472

Total liabilities	196,964	244,850

Stockholders’ Equity (Notes 13, 14, 15 and 20)
Preferred stock - $.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of December 31, 2011 and 2010	6,762	6,750
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at December 31, 2011 and 2010	20	20
Additional paid-in capital	21,077	21,146
Accumulated deficit	(16,334)	(15,591)
Accumulated other comprehensive income	77	257
Unearned compensation	(460)	(564)

Total stockholders’ equity	11,142	12,018

Total liabilities and stockholders’ equity	$208,106	$256,868

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Operations

(000s omitted)

	Year Ended December 31,
	2011	2010	2009
Interest Income
Loans, including fees	$10,026	$12,270	$15,191
Investment securities	428	563	639
Federal funds sold and overnight deposits	32	4	6

Total interest income	10,486	12,837	15,836
Interest Expense
Deposits	2,392	3,404	4,910
Federal Home Loan Bank advances	1,246	1,968	2,429

Total interest expense	3,638	5,372	7,339

Net Interest Income	6,848	7,465	8,497
Provision for Loan Losses (Note 5)	733	11,602	13,349

Net Interest Income (Loss) After Provision for Loan Losses	6,115	(4,137)	(4,852)
Noninterest Income
Fees and service charges	1,874	2,019	2,224
Loan servicing fees	437	477	458
Net gain on sale of loans	981	1,006	2,090
Net gain (loss) on sale of investment securities (Note 4)	469	76	10
Net gain (loss) on disposal of premises and equipment	—	—	(7)
Other income (Note 7)	209	119	218

Total noninterest income	3,970	3,697	4,993
Noninterest Expense
Salaries and employee benefits (Note 16, 20 and 21)	4,505	4,274	4,818
Occupancy and equipment (Note 8)	879	914	1,044
Data processing	870	807	700
Mortgage banking	425	424	546
Professional services	721	809	530
Amortization of intangible assets (Note 3)	142	142	149
NOW account processing	198	209	149
ATM/Debit card processing	247	235	232
Repossessed property expense (Note 7)	745	631	822
Other general and administrative	1,605	1,792	1,488
Goodwill Impairment (Note 3)	—	—	9,607

Total noninterest expense	10,337	10,237	20,085

(Loss) - Before income taxes	(252)	(10,677)	(19,944)
Income Taxes (Note 11)	101	205	(548)

Net (Loss)	$(353)	$(10,882)	$(19,396)

Dividends and accretion of discount on preferred stock	$390	$354	$315
Net (Loss) available to common stockholders	$(743)	$(11,236)	$(19,711)

Earnings (Loss) Per Share
Basic	$(0.37)	$(5.68)	$(10.03)
Diluted	$(0.37)	$(5.68)	$(10.03)

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Stockholder’s Equity

(000s omitted)

	Preferred Stock Number of Shares	Amount	Common Stock Number of Shares	Amount	Additional Paid in Capital	(Accumulated deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total

Balance - January 1, 2009	—	—	2,046,102	$20	$21,152	$15,867	$69	$(838)	$36,270

Vesting of 4,978 restricted shares								65	65
Allocation of ESOP shares (Note 20)					(39)			93	54

400 of forfeited shares at an average price of $11.17/share			(400)		(4)			4	—

Repurchase of 3,013 shares at average price of $3.90/share			(1,096)		(3)				(3)
Issuance of 6,785 shares of preferred stock and 260,962 of common stock warrants through the U.S. Treasury’s Capital Purchase Program.	6,785	6,729			56				6,785
Stock option expenses					50				50
Comprehensive Income (Loss):
Net (Loss)						(19,396)			(19,396)
Change in unrealized loss on							154		154
securities available-for-sale, net of tax									—

Total comprehensive income (loss)									(19,242)
Dividends on preferred stock and accretion of discount		10				(315)			(305)
Dividends paid ($0.25/share)	—	—	—	—	—	(511)	—	—	(511)

Balance - December 31, 2009	6,785	$6,739	2,044,606	$20	$21,212	$(4,355)	$223	$(676)	$23,163

Issuance of 8,333 shares of common stock at an average price of $1.20/share in connection with employment of CEO			8,333		10				10

Vesting of 1,178 restricted shares								14	14
Allocation of ESOP shares (Note 20)					(77)			93	16

400 of forfeited shares at an average price of $11.50/share			(400)		(5)			5	—
Repurchase of 3,054 shares at average price of $1.20/share			(3,054)		(4)				(4)

Stock option expenses					10				10
Comprehensive Loss:
Net (Loss)						(10,882)			(10,882)
Change in unrealized loss on									—
securities available-for-sale, net of tax							34		34

Total comprehensive (loss)									(10,848)
Dividends on preferred stock and accretion of discount	—	11	—	—	—	(354)	—	—	(343)

Balance - December 31, 2010	6,785	$6,750	2,049,485	$20	$21,147	$(15,591)	$257	$(565)	$12,018

Allocation of ESOP shares (Note 20)					(80)			92	12

Vesting of 772 restricted shares								12	12
Stock option expenses					11				11
Comprehensive Loss:
Net (Loss)						(353)			(353)
Change in unrealized loss on									—
securities available-for-sale, net of tax							(180)		(180)

Total comprehensive (loss)									(533)
Dividends on preferred stock and accretion of discount	—	12	—	—	—	(390)	—	—	(378)

Balance - December 31, 2011	6,785	$6,762	2,049,485	$20	$21,078	$(16,334)	$77	$(461)	$11,142

See Notes to Consolidated Financial Statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(000s omitted)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net (loss) income	$(353)	$(10,882)	$(19,396)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,032	1,133	1,297
Provision for loan loss	733	11,602	13,349
Stock option expense	11	10	50
(Gain) on sale of foreclosed assets	(300)	(203)	(13)
Deferred income taxes	—	—	(237)
Mortgage loans originated for sale	(32,356)	(33,504)	(90,197)
Proceeds from sale of mortgage loans	32,397	33,620	92,337
Gain on sale of mortgage loans	(981)	(1,006)	(2,090)
(Gain) on sale of available for sale securities	(469)	(76)	(10)
Loss on sale of premises and equipment	(5)	—	7
Earned stock compensation	35	40	119
Goodwill Impairment	—	—	9,607
Net change in:
Accrued interest receivable	89	798	146
Other assets	(2,233)	196	(3,247)
Accrued expenses and other liabilities	320	343	(72)

Net cash provided (used in) by operating activities	(2,080)	2,071	1,650
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(11,575)	(4,217)	(17,815)
Repurchase of FHLB Stock	495	372	—
Proceeds from sale of securities	8,550	4,808	10,774
Proceeds from maturities of securities	2,094	4,000	—
Activity in held-to-maturity securities:
Purchases	—	—	—
Proceeds from maturities of securities	—	13	14
Loan originations and principal collections, net	30,420	24,763	10,846
Proceeds from sale of foreclosed assets	2,917	2,753	1,579
Proceeds on sale of premises and equipment	—	—	—
Purchase of premises and equipment	(276)	(89)	(484)

Net cash provided by (used in) investing activities	32,625	32,403	4,914
Cash Flows From Financing Activities
Net (decrease)increase in deposits	(31,843)	(7,340)	21,212
Repurchases of common stock	—	(3)	(3)
Dividends accrued	(390)	(343)	(816)
Proceeds from FHLB advances	—	(8,168)	—
Repayment of Fed Funds Purchased	—	—	(1,000)
Repayment of FHLB advances	(16,175)	—	(15,660)
Issuance of Preferred Stock	—	—	6,785

Net cash (used in) provided by financing activities	(48,408)	(15,854)	10,518

Net Increase (Decrease) in Cash and Cash Equivalents	(17,863)	18,620	17,082
Cash and Cash Equivalents - Beginning	41,974	23,354	6,272

Cash and Cash Equivalents - End	$24,111	$41,974	$23,354

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

Use of Estimates - The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset, valuation of investment securities, valuation of deferred taxes, and the valuation of the foreclosed assets.

Significant Group Concentrations of Credit Risk - Most of the Corporation’s activities are with customers located within its primary market areas in Michigan. Note 4 summarizes the types of securities the Corporation invests in. Note 5 summarizes the types of lending that the Corporation engages in. The Corporation has a significant concentration of loans secured by residential real estate located in Branch, Calhoun and Hillsdale counties.

Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2011 and 2010, these reserve balances amounted to approximately $717,000 and $732,000, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Securities - Debt securities that management has the intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported in other comprehensive income.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Goodwill and Other Intangible Assets - Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. In 2009, Management evaluated goodwill for impairment and recorded a valuation allowance of $9.6 million. Monarch Community Bank utilizes a third party to provide testing of goodwill.

Other intangible assets consist of core deposit, acquired customer relationship intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives. See further discussion of goodwill in Note 3.

Income Taxes - We record income tax expense based on the amount of taxes due on our tax return plus the change in deferred taxes, computed based on the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2011	2010	2009

Change in unrealized holding gain on available-for-sale securities	$196	$128	$234
Reclassification adjustment for (gains) realized in income	(469)	(76)	(10)

Net unrealized gains (losses)	$(273)	$52	$224
Tax effect	93	(18)	(70)

Net-of-tax amount	$(180)	$34	$154

(Loss) Per Common Share - Basic (loss) per share represents (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options, Recognition and Retention Plan shares and warrants, and are determined using the treasury stock method.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	2011	2010	2009

Basic (loss) per share
Numerator:
Net (loss)	$(353)	$(10,882)	$(19,396)
Dividends and accretion of discount on preferred stock	$390	$355	$315

Net (loss) available to common stockholders	$(743)	$(11,237)	$(19,711)
Denominator:
Weighted average common shares outstanding	2,049	2,045	2,046
Less: Average unallocated ESOP shares	(55)	(65)	(74)
Less: Average non-vested RRP shares	—	(1)	(6)

Weighted average common shares outstanding for basic earnings per share	1,994	1,979	1,966

Basic (loss) per share	$(0.37)	$(5.68)	$(10.03)

Diluted (loss) per share
Numerator:
Net (loss) available to common stockholders	$(743)	$(11,237)	$(19,711)

Denominator:

Weighted average common shares outstanding	1,994	1,979	1,966
Add: Dilutive effects of assumed exercises of stock options	—	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	1,994	1,979	1,966

Diluted (loss) per share	$(0.37)	$(5.68)	$(10.03)

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

At December 31, 2011, stock options and warrants not considered in computing diluted earnings per share because they were antidilutive, totaled 413,799. At December 31, 2010, stock options and warrants not considered in computing diluted earnings per share because they were antidilutive, totaled 423,124 and 772 non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive. At December 31, 2009, there were 455,324 antidilutive stock options and 2,150 non-vested RRP shares.

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

Stock Based Compensation - All companies measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options granted and recognized over the employee service period, which is usually the vesting period for the options. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.

Recent Accounting Pronouncements - In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the Corporation for the year ended December 31, 2011. The impact of the adoption of this standard was minimal.

In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan.” This standard amends the disclosure requirements for multiemployer pension plans and multiemployer other postretirement benefit plans. This Update requires an employer to provide additional quantitative and qualitative disclosures to provide users with more detailed information about an employer’s involvement in multiemployer plans. The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011. The adoption of this standard had no impact on the Company’s financial statements.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. “ The standard clarifies existing fair value measurement and disclosure requirements and changes existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company’s financial statement.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for fiscal years and interim periods with those years beginning after December 15, 2011. The implementation of this standard will only change the presentation of comprehensive income; it will not have an impact on the Company’s financial position or results of operations. In December 2011, the FASB issued ASU 2011-12. This standard defers the requirement to present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements.

Supplemental Cash Flow Information (000s omitted)

	December 31,
	2011	2010	2009

Cash paid for:
Interest	$3,766	$5,428	$7,468
Income taxes	$7	$—	$210

Noncash investing activities -
Loans transferred to real estate in judgement	$4,966	$5,033	$2,380
Real estate in judgement transferred to real estate owned	$5,444	$3,671	$4,240

Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 2 - Management’s Plan (Unaudited)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create uncertainty about the Company’s ability to continue as a going concern.

The Company recorded net losses to common shareholders of $743,000 in 2011 and $11.2 million in 2010. These results were largely due to losses from the loan portfolio. During 2011 and 2010 the Company recorded provisions for loan losses of $733,000 and $11.6 million, respectively. Total nonperforming assets amounted to $13.2 million at December 31, 2011 compared to $17.0 million as of December 31, 2010. The levels of nonperforming assets improved during 2011 but remained elevated throughout 2011 and 2010 as the persistently weak economic conditions continued to impact many of the Company’s commercial and residential loan customers. The local economy remains weak as evidenced by elevated unemployment levels.

Other items impacting the 2010 results included a cumulative $10.4 million charge to establish a valuation allowance on the entire balance of the Company’s deferred tax assets.

As a result of losses during 2010 and the level of non-performing assets, the Board of Directors of the Company has significantly changed the strategic direction and focus of the Bank to improve its internal operations and to work out of its problem loans and assets. During the second quarter of 2010, the Board of Directors elected a new President of the Bank. The Company has since worked closely with its regulators at the FRB and the Bank’s regulators at the FDIC and OFIR to put in place improved controls and procedures. The Board has implemented additional corporate governance practices and disciplined business and banking principles, including additional Board oversight, specific plans to reduce substandard assets and credit concentrations, more conservative lending principles that comply with regulatory standards, the appointment of experienced and disciplined lending and compliance personnel, the engagement of a third party loan review and the replacement of the existing internal audit function with a comprehensive internal audit performed by an independent external CPA firm. The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 2 - Management’s Plan (Unaudited) (Continued)

The Consent Order required the Bank, within 90 days, to have and maintain a Tier 1 Leverage Capital Ratio of at least 9% and a Total Risk Based Capital Ratio of at least 11%. At December 31, 2011, the Bank’s Tier 1 Leverage Ratio was 5.27% and the Total Risk Based Ratio was 9.50%, which would qualify the Bank as “adequately capitalized” under the regulatory capital standards, absent the Consent Order. The Bank would need a capital injection of approximately $8.2 million as of December 31, 2011 in order to comply with the Tier 1 Ratio requirement and would need a capital injection of approximately $2.2 million in order to comply with the Total Risk Based Ratio requirement of the Consent Order.

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

Earnings improvements. The reduction in wholesale funding has improved the Bank’s net interest margin in 2010 and 2011, improving its capacity to generate net interest income and enhancing franchise value. We also have implemented strategies to improve non interest income sources including mortgage banking and investment advisory and referral services. New residential loan production offices have been opened in higher growth markets with favorable demographic factors. These locations include Okemos, Portage, and St. Joseph. Additional locations, including Grand Rapids, Battle Creek, Jackson, and Angola, Indiana are slated to open in the first quarter of 2012. We are currently pursuing the identification of sites in other key locations with similar demographic factors. These offices are normally staffed with two to three residential mortgage originators who generate loans that are sold immediately into the secondary market, generating fee income for the bank. Cross-selling activity of these lenders includes making referrals for deposit and investment services.

We have also established a new partnership with Investment Professionals, Inc. out of San Antonio Texas, who will provide sales, research and compliance services to financial advisors operating under the name of Monarch Investment Services. These financial advisors will assist the Bank’s customers in the management and investment of their funds in non-FDIC insured products and services. This new partnership replaces the partnership previously established with Prudential Insurance, and will allow for the branding of the Monarch name while providing enhanced services to our customers.

New business development goals have been established for commercial lenders, residential loan originators and branch employees, addressing growth plans for commercial loans, residential loans, investment advisory services and deposit growth.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 2 - Management’s Plan (Unaudited) (Continued)

Improving asset quality. Management has focused significant resources toward improving asset quality over 2010 and 2011. This included the engagement of an external loan review company to conduct semiannual independent reviews of the bank’s commercial loan portfolio. All loans greater than $500,000 have been reviewed over the past two years, along with a significant selection of loans with balances less than $500,000. Four such external loan reviews have been conducted since May of 2010, resulting in no additional charge-offs or loan loss provisions being recommended by the loan review company. In addition, the most recent external loan review, conducted in October of 2011, resulted in no risk rating downgrades and four risk rating updgrades. There were no recommendations for changes in policies, practices or procedures.

Likewise, in 2010 management replaced the internal audit function, previously performed by bank employees, with internal audits now performed by an independent, external CPA firm, Rehmann, . As part of the 2010 internal audit function, the CPA firm assisted the bank in developing a new, comprehensive Sarbanes Oxley Key Control Matrix, which is updated as part of each semiannual audit. The audit is then performed based on, among other things, these key controls. No material weaknesses were identified through this audit process in 2010 and 2011

During 2011, non-accrual loans declined from $14.1 million at December 31, 2010 to $8.8 million at December 31, 2011. This reflects the implementation of weekly problem loan meetings that focus on the development and execution of detailed plans for the mitigation or elimination of each problem loan in the portfolio. It also reflects the restructuring and additional staffing in our credit administration department, which provides support for the commercial lenders. This increased focus on credit quality will remain a constant part of our Bank’s culture.

The focus on the elimination of problem or high risk loans resulted in a reduction in assets by $49 million to $208 million at December 31, 2011, from $257 million at December 31, 2010. The decrease in total assets was largely from a reduction of $34 million in the Company’s loan portfolio from efforts to reduce concentration in certain loan types. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of hospitality and land development loans, the portfolios primarily responsible for loan losses in 2010. Increased emphasis has been placed on obtaining updated property valuations and “right-sizing” of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank. Further asset reductions in these areas are expected in 2012 as we continue to execute this plan.

As part of improving asset quality, we have plans to grow the commercial loan portfolio, as allowed by the availability of capital, with a focus on SBA guaranteed loans. To this end, all commercial lenders have received significant training on SBA products and services, and have monthly goals for the development of new loan relationships. The effort to grow well-structured SBA loans, while concurrently eliminating the higher risk loans from the portfolio, will lead to a healthier, well-balanced loan portfolio, and will create opportunities for the generation of fee income through the sale of the SBA guaranteed portions of the loans.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 2 - Management’s Plan (Unaudited) (Continued)

Preserving capital. The Bank did not pay dividends to the Company during 2010 and 2011. In previous periods, dividends from the Bank to the Company were primarily utilized by the Company to pay dividends on its common and preferred stock and to repurchase common stock. To preserve Bank capital, the Company has suspended payment of dividends on common and preferred stock.

The Company also remains active at exploring alternatives to raising new capital and has established relationships with investment bankers who are assisting in this process. Because of past losses, the Bank has a deferred tax asset of approximately $8.3 million, which can potentially be recaptured as net income and an increase in equity when:

a.	The Bank has generated quarterly profitability over a sustained period and,

b.	The Bank can demonstrate, based on credit quality and earnings potential, that the Bank will be profitable on an ongoing basis.

Given this valuable deferred tax asset, we are pursuing recapitalization alternatives that, among other things, would allow us to preserve and recapture this tax asset. Our tentative goal is to undertake a formal capital raise sometime in the second half of 2012.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Intangible Assets

	(In thousands of Dollars)
	Gross	Accumulated	Net
2011
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquisitions
Total	$2,081	$1,833	$248

2010
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquisitions
Total	$2,081	$1,691	$390

Aggregate amortization expense was $142,000, $142,000, and $149,000 for 2011, 2010, and 2009 respectively.

Year Ending December 31
2012	142
2013	106
2014	—

Total	$248

In 2009, Management evaluated goodwill for impairment and recorded a valuation allowance of $9.6 million.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 4 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2011
Available-for-sale securities:
Collateralized Mortgage obligations	$7,732	$48	$—	$7,780
U.S. government agency obligations	3,423	3	—	3,426
Mortgage-backed securities	938	60		998
Obligations of states and political subdivisions	326	6	—	332

Total available-for-sale securities	$12,419	$117	$—	$12,536

Held-to-maturity securities:
Municipal securities	$—	$—	$—	$—

2010
Available-for-sale securities:
U.S. government agency obligations	1,619	63	—	1,682
Mortgage-backed securities	3,914	110		4,024
Obligations of states and political subdivisions	5,543	217	—	5,760

Total available-for-sale securities	$11,076	$390	$—	$11,466

Held-to-maturity securities:
Municipal securities	$10	$—	$—	$10

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 4 - Securities (Continued)

The amortized cost and estimated market values of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$—	$—	$—	$—
Due in one through five years	—	—	1,326	1,333
Due after five years through ten years	—	—	2,423	2,425
Due after ten years	—	—	7,732	7,780

Total	$—	$—	11,481	11,538

Mortgage-backed securities			938	998

Total available-for-sale securities			$12,419	$12,536

For the years ended December 31, 2011, 2010 and 2009, proceeds from sales of securities available for sale amounted to $8,550,000, $4,808,000 and $10,774,000, respectively. Gross realized gains amounted to $469,000, $76,000 and $10,000, respectively. There were no gross realized losses recognized in 2011, 2010 or 2009.

The Corporation had no gross unrealized losses as of December 31, 2011 and 2010.

Management evaluates securities for other-than-temporary impairment on a periodic basis as economic or market concerns warrant such evaluation. Consideration is given to the length of time the security has been in a loss position, the financial condition and near-term prospects of the issuer and the intent and ability of the Corporation to retain its investment in the issuer to allow for recovery of fair value. Management determined that there were no securities with OTTI at December 31, 2011.

Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates market value. Monarch Community Bank had $3.6 and $5.7 million in pledged securities as collateral for Federal Home Loan Bank Advances at December 31, 2011 and 2010 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss

A summary of the balances of loans follows (000s omitted):

	December 31,
	2011	2010
Mortgage loans on real estate:
One-to-four family	$78,500	$93,294
Multi-family	765	4,783
Commercial	54,308	62,998
Construction or land development	1,639	3,873

Total real estate loans	135,212	164,948

Consumer loans:
Home equity	10,499	14,814
Other	2,516	3,403

Total consumer loans	13,015	18,217

Commercial business loans	5,212	6,882

Subtotal	153,439	190,047

Less: Allowance for loan losses	4,656	6,850
Net deferred loan fees	288	429

Loans, net	$148,495	$182,768

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of December 31, 2011 and 2010 is as follows:

December 31, 2011	30-69 DaysPast Due	60-89 DaysPast Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$147	$—	$1,166	$1,313	$3,899	$5,212
Commercial Real Estate:
Multi-family	—	—	—	—	765	765
Commercial Real Estate - other	105	246	3,016	3,367	50,941	54,308
Consumer:
Consumer - other	74	—	—	74	12,814	12,888
Consumer - auto	—	—	—	—	127	127
Residential:
Residential - prime	632	105	478	1,215	62,094	63,309
Residential - subprime	216	123	67	406	14,785	15,191
Construction:
Construction - prime	—	—	—	—	1,639	1,639
Construction - subprime	—	—	—	—	—	—

Total	$1,174	$474	$4,727	$6,375	$147,064	$153,439

December 31, 2010	30-69 DaysPast Due	60-89 DaysPast Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$89	$—	$1,118	$1,207	$5,675	$6,882
Commercial Real Estate:
Multi-family	—	—	339	339	4,444	4,783
Commercial Real Estate - other	125	2,752	3,751	6,628	56,370	62,998
Consumer:
Consumer - other	239	19	192	450	17,437	17,887
Consumer - auto	7	—	—	7	323	330
Residential:
Residential - prime	1,090	797	935	2,822	73,729	76,551
Residential - subprime	284	91	163	538	16,205	16,743
Construction:
Construction - prime	169	—	—	169	3,704	3,873
Construction - subprime	—	—	—	—	—	—

Total	$2,003	$3,659	$6,498	$12,160	$177,887	$190,047

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

All commercial loans are assigned a risk rating by the credit analyst at inception. Risk ratings are reviewed periodically thereafter and modified as necessary. The risk rating system is composed of eight levels of quality and utilizes the following definitions.

Risk Rating Scores by definition:

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. A well structured credit relationship to an established borrower. Loans to entities with a strong financial condition and solid earnings history.

3.	Two (2) Above Average Quality. Loans to borrowers with a sound financial condition and positive trend in earnings.

4.	Three (3) Acceptable. Loans to entities with a satisfactory financial condition and further characterized by:

•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Debt to worth ratio of 2.50:1 or less.

•	Acceptable sales and steady earning history.

•	Industry outlook is stable.

•	Loan structure within policy guidelines.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.

5.	Four (4) Average. Loans to entities which are considered bankable risks, although some signs of weaknesses are shown:

•	Marginal liquidity and working capital.

•	Short or unstable earnings history.

•	Would include most start-up businesses.

•	Would be enrolled in Small Business Administration or Michigan Strategic Fund programs.

•	Occasional instances of trade slowness or repayment delinquency - may have been 10-30 days slow within the past 12 months.

•	Management abilities are apparent yet unproven.

•	Debt to worth ratio of 3.50 or less.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	If secured, loan is protected but collateral is marginal.

•	Industry outlook is uncertain; may be cyclical or highly competitive.

•	Loan structure generally in accordance with policy.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

6.	Five (5) Special Mention. Special Mention loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Loans to entities that constitute an undue and unwarranted credit risk but not to the point of justifying or classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The following characteristics may apply:

•	Downward trend in sales, profit levels and margins.

•	Impaired working capital positions.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Management abilities are questionable.

•	Highly leveraged, debt to worth ratio over 3.50:1.

•	Industry conditions are weak.

•	Inadequate or outdated financial information.

•	Litigation pending against borrower.

•	Loan may need to be restructured to improve collateral position and/or reduce payment amount.

•	Collateral / guaranty offers limited protection.

7.	Six (6) Substandard. A substandard loan is inadequately protected by the current sound worth and repayment capacity of the borrower. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. There is a distinct possibility that the Bank will implement collection procedures if the loan deficiencies are not corrected. The following characteristics may apply:

•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems.

•	Chronic trade slowness; may be placed on COD by vendors.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Interest non-accrual may be warranted.

•	Collateral provided is of little or no value.

•	Repayment dependent upon the liquidation of non-current assets.

•	Repayment may require litigation.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

8.	Seven (7) Doubtful. A doubtful loan has all the weakness inherent in a substandard loan with the added characteristic that collection and/or liquidation is pending. Loans or portions of loans with one or more weaknesses which, on the basis of currently existing facts, conditions, and values, makes ultimate collection of all principal highly questionable. The possibility of loss is high and specific loan loss reserve allocations should be made or charge offs taken on anticipated collateral shortfalls. However, the amount or the certainty of eventual loss may not allow for a specific reserve or charge off because of specific pending factors. Pending factors include proposed merger or acquisition, completion or liquidation in progress, injection of new capital in progress, refinancing plans in progress, etc. “Pending Factors” not resolved after six months must be disregarded. The following characteristics may apply:

•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Placement on interest non-accrual

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed.

•	Portion of the loan balance has been charged-off.

9.	Eight (8) Loss. Loans classified loss are considered uncollectible and of such little value that their continuance as bankable asset is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. Further characterized by:

•	Liquidation or reorganization under bankruptcy, with poor prospects of collection.

•	Fraudulently overstated assets and/or earnings.

•	Collateral has marginal or no value.

•	Debtor cannot be located.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

The following table represents the risk category of loans by class based on the most recent analysis performed as of December 31, 2011 and 2010 (in thousands):

		December 30, 2011
Credit Rating	Commercial 2011	Commercial Real Estate Multi-family 2011	Commercial Real Estate Other 2011
0	—	34	2,542
1-2	—	—	—
3	112	154	2,548
4	3,082	18	29,583
5	435	105	2,376
6	466	454	15,551
7	1,117	—	1,708

Total	$5,212	$765	$54,308

		December 31, 2010
	Commercial 2010	Commercial Real Estate 2010	Commercial Real Estate 2010
0	—	37	3,509
1-2	—	—	—
3	14	209	4,993
4	3,698	131	17,537
5	1,533	3,603	18,849
6	427	464	13,741
7	1,210	339	4,369

Total	$6,882	$4,783	$62,998

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of December 31, 2011 and 2010 (in thousands):

	December 30, 2011
	Residential - Prime	Residential - Subprime
	2011
Grade
Pass	62,895	15,027
Substandard	414	164

Total	$63,309	$15,191

	Consumer - Other	Consumer - Auto
Performing	12,798	127
Nonperforming	90	—

Total	$12,888	$127

		Construction - Prime
Performing		1,639
Nonperforming		—

Total		$1,639

	December 31, 2010
	Residential - Prime	Residential - Subprime
Grade
Pass	75,616	16,580
Substandard	935	163

Total	$76,551	$16,743

	Consumer - Other	Consumer - Auto
Performing	17,695	330
Nonperforming	192	—

Total	$17,887	$330

		Construction - Prime
Performing		3,873
Nonperforming		—

Total		$3,873

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and 2010 (in thousands).

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income

With no related allowance recorded:
Commercial	$404	$454	$—	$428	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—	—	—
Commercial Real Estate - other	8,783	14,052	—	14,189	167
Consumer:
Consumer - other	260	260	—	260	16
Consumer - auto	—	—	—	—	—
Residential:
Residential - prime	2,469	2,478	—	2,479	141
Residential - subprime	4,879	4,879	—	4,844	342

With an allowance recorded:
Commercial	—	—	—	—	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	454	467	35	454	32
Commercial Real Estate - other	6,445	6,958	480	6,967	229
Consumer:
Consumer - other	—	—	—	—	—
Consumer - auto	—	—	—	—	—
Residential:
Residential - prime	131	149	81	151	—
Residential - subprime	—	—	—	—	—

Total
Commercial	$16,086	$21,931	$515	$22,038	$428

Consumer	$260	$260	$—	$260	$16

Residential	$7,479	$7,506	$81	$7,474	$483

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income

With no related allowance recorded:
Commercial	$1,463	$1,492	$—	$1,486	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—	—	—
Commercial Real Estate - other	15,862	22,183	—	15,689	403
Consumer:
Consumer - other	346	346	—	350	15
Consumer - auto	—	—	—	—	—
Residential:
Residential - prime	3,367	3,965	—	3,665	139
Residential - subprime	4,993	4,993	—	4,586	358

With an allowance recorded:
Commercial	162	165	109	173	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	803	808	366	765	—
Commercial Real Estate - other	341	354	147	357	—
Consumer:
Consumer - other	—	—	—	—	—
Consumer - auto	—	—	—	—	—
Residential:
Residential - prime	502	643	236	575	—
Residential - subprime	—	—	—	—	—

Total
Commercial	$18,631	$25,002	$622	$18,470	$403

Consumer	$346	$346	$—	$350	$15

Residential	$8,862	$9,601	$236	$8,826	$497

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While an loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. As of December 31, 2011 and 2010 the Company had not recognized any interest income on a cash basis. The following presents by class, the recorded investment in loans on non-accrual status as of December 31, 2011 and 2010 (in thousands):

Financing Receivables on Nonaccrual Status

December 31, 2011
Commercial	$1,521
Commercial real estate:
Commercial Real Estate - multi-family	—
Commercial Real Estate - other	6,278
Consumer:
Consumer - other	—
Consumer - auto	—
Residential:
Residential - prime	786
Residential - subprime	180
Construction
Construction - prime	—
Construction - subprime	—

Total	$8,765

Financing Receivables on Nonaccrual Status

December 31, 2010
Commercial	$1,625
Commercial real estate:
Commercial Real Estate - multi-family	803
Commercial Real Estate - other	7,949
Consumer:
Consumer - other	253
Consumer - auto	—
Residential:
Residential - prime	2,849
Residential - subprime	257
Construction
Construction - prime	339
Construction - subprime	—

Total	$14,075

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

Loans in which the Bank elects to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and are formally restructured due to the weakening credit status of a borrower are reported as trouble debt restructure (TDR). All other modifications in which the new terms are at current market conditions and are granted to clients due to competitive pressures because of the customer’s favorable past and current performance and credit risk, do not constitute a TDR loan.

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of December 31, 2011 there have been no loans in which the TDR designation has been removed.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

The following table represents the level of TDRs as of December 31, 2011 and 2010.

	Modifications As of December 31 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial	4	1,379	1,333
Commercial real estate:
Commercial Real Estate - multi-family	1	425	454
Commercial Real Estate - other	14	16,370	12,161
Consumer:
Consumer - other	16	293	260
Consumer - auto	—	—	—
Residential:
Residential - prime	36	2,688	2,608
Residential - subprime	83	5,135	4,992
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—

Total	154	$26,290	$21,808

	Number of Contracts	Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	6	1,413
Commercial real estate:
Commercial Real Estate - multi-family	1	187
Commercial Real Estate - other	16	5,692
Consumer:
Consumer - other	6	243
Consumer - auto	—	—
Residential:
Residential - prime	15	1,938
Residential - subprime	3	261
Construction
Construction - prime	1	239
Construction - subprime	—	—

	48	$9,973

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

	Modifications As of December 31 2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial	6	$1,223	$1,209
Commercial real estate:
Commercial Real Estate - multi-family	3	695	464
Commercial Real Estate - other	18	14,241	10,332
Consumer:
Consumer - other	24	553	522
Consumer - auto	—	—	—
Residential:
Residential - prime	63	5,011	4,030
Residential - subprime	55	4,475	4,533
Construction
Construction - prime	2	706	344
Construction - subprime	1	431	447

Total	172	$27,335	$21,881

	Number of Contracts	Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	6	1,213
Commercial real estate:
Commercial Real Estate - multi-family	3	764
Commercial Real Estate - other	18	3,777
Consumer:
Consumer - other	5	229
Consumer - auto	2	17
Residential:
Residential - prime	9	1,426
Residential - subprime	6	242
Construction
Construction - prime	1	339
Construction - subprime	1	447

	51	$8,454

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

All TDR loans are considered impaired. When individually evaluating loans for impairment, we may measure impairment using (1) the present value of expected future cash flows discounted at the loan’s effective interest rate (i.e., the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan), (2) the loan’s observable market price, or (3) the fair value of the collateral. If the present value of expected future cash flows discounted at the loan’s effective interest rate is used as the means of measuring impairment the change in the present value attributable to the passage time is recognized as bad-debt expense. As previously mentioned all impaired loans are also classified as nonaccrual loans unless they are deemed to be impaired solely due to their status as a troubled debt restructure and, 1) the borrower is not past due or, 2) there is verifiable adequate cash flow to support the restructured debt service or, 3) there is an adequate collateral valuation supporting the restructured loan. Nonaccruing TDR loans that demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance and are supported by a current credit evaluation of the borrower’s financial condition and expectations for repayment under the revised terms. Included in the troubled debt restructured balances above were $15.8 million of accruing TDRs at December 31, 2011 and at December 31, 2010. Also included in the troubled debt restructured balances above were $15.7 million and $15.5 million which were paying in accordance with modified terms at December 31, 2011 and December 31, 2010 respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans and Allowance for Loan Loss (Continued)

Analysis related to the allowance for credit losses as of December 31, 2011 and 2010 (in thousands) is as follows:

		As of
		DECEMBER 31, 2011
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	180	1,610	473	503	3,496	458	130	6,850
Charge-Offs	(81)	(590)	(286)	(441)	(1,606)	(510)	(3)	(3,517)
Recoveries	35	235	4	196	79	41	—	590
Provision	(89)	7	(146)	1	311	675	(26)	733

Ending Balance	45	1,262	45	259	2,280	664	101	4,656

Ending Balance: individually evaluated for impairment	—	480	35	—	81	—	—	596

Ending Balance: collectively evaluated for impairment	45	782	10	259	2,199	664	101	4,060

FINANCING RECEIVABLES:
Ending Balance	5,212	54,308	765	13,015	63,309	15,191	1,639	153,439

Ending Balance: individually evaluated for impairment	404	15,228	454	260	2,600	4,879	—	23,825

Ending Balance: collectively evaluated for impairment	4,808	39,080	311	12,755	60,709	10,312	1,639	129,614

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans and Allowance for Loan Loss (Continued)

		As of
		DECEMBER 31, 2010
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	1,901	573	330	393	2,037	539	10	5,783
Charge-Offs	(110)	(4,801)	(372)	(389)	(3,401)	(500)	(1,319)	(10,892)
Recoveries	5	9	32	213	53	9	36	357
Provision	(1,616)	5,829	483	286	4,807	410	1,403	11,602

Ending Balance	180	1,610	473	503	3,496	458	130	6,850

Ending Balance: individually evaluated for impairment	109	147	366	—	236	—	—	858

Ending Balance: collectively evaluated for impairment	71	1,463	107	503	3,260	458	130	5,992

FINANCING RECEIVABLES:

Ending Balance	6,882	62,998	4,783	18,217	77,079	16,215	3,873	190,047

Ending Balance: individually evaluated for impairment	1,625	16,203	803	346	3,869	4,993	—	27,839

Ending Balance: collectively evaluated for impairment	5,257	46,795	3,980	17,871	73,210	11,222	3,873	162,208

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 5 - Loans and Allowance for Loan Loss (Continued)

The Company’s charge-off policy which meets regulatory minimums has not required any revisions since the second quarter of 2010. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met. Total impaired loans as reported above were $23.8 million as of December 31, 2011 and $27.8 million as of December 31, 2010. Partial charge-offs associated with the impaired loans totaled $447,000 million as of December 31, 2011 and $7.1 million as of December 31, 2010.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $168,863,000 and $183,237,000 at December 31, 2011 and 2010, respectively.

The fair value of mortgage servicing rights approximates $1,727,000 and $1,791,000 at December 31, 2011 and 2010, respectively. The fair value in 2011 was determined by discounting estimated net future cash flows from mortgage servicing activities using a 7.75% discount rate and estimated prepayment speeds of 6.2 to 28.6 based on current Freddie Mac experience. In 2010 the discount rate of 7.76% and estimated prepayment speeds of 7.5 to 33.60 were used. The impairment valuation allowance is $0 as of December 31, 2011, 2010, and 2009. There has been no activity in the impairment valuation allowance during the years ended December 31, 2011, 2010, and 2009.

The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2011	2010
Mortgage servicing rights - Beginning	$1,066	$1,156
Mortgage servicing rights capitalized	321	335
Mortgage servicing rights scheduled amortization and direct writedown for loan payoffs	(425)	(425)

Mortgage servicing rights - Ending	$962	$1,066

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 7 - Foreclosed Assets

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

Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2011	2010

Real estate owned	$2,519	$1,542
Real estate in judgment and subject to redemption	1,914	1,430

Total	$4,433	$2,972

Expenses applicable to foreclosed and repossessed assets include the following (000s omitted):

	December 31,
	2011	2010	2009

Net (gain) on sales of real estate	$(300)	$(203)	$(13)
Operating expenses	745	631	822

Total	$445	$428	$809

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 7 - Foreclosed Assets (Continued)

The following table summarizes the activity associated with other real estate owned (000s omitted):

	2011	2010	2009
Balance at beginning of year	$1,542	$1,713	$749
Properties transferred into OREO	5,444	3,671	4,240
Valuation impairments recorded	(1,295)	(1,116)	(1,684)
Proceeds from Sale of Properties	(2,872)	(2,523)	(1,579)
(Gain) or Loss on sale of properties	(300)	(203)	(13)

	$2,519	$1,542	$1,713

Note 8 - Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,		Depreciable
	2011	2010	Life (in Years)

Land	$566	$566
Buildings and improvements	5,824	5,754	5-40
Furniture, fixtures and equipment	3,105	2,899	2-15

Total bank premises and equipment	9,495	9,219

Less accumulated depreciation and amortization	5,491	5,097

Net carrying amount	$4,004	$4,122

Depreciation expense was approximately $400,000, $433,000, and $464,000 in 2011, 2010, and 2009, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 8 - Premises and Equipment (Continued)

Rent expense for 2011 was $15,900. Rent commitments under noncancelable operating leases are as follows:

Year Ending December 31

2012	$15,530
2013	—
2014	—

Total	$15,530

Note 9 - Deposits

The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2011	2010

Balances by account type:
Demand and NOW accounts	$24,477	$24,453
Money market	34,951	40,785
Passbook and statement savings	20,612	20,334

Total transactional accounts	80,040	85,572

Certificates of deposit:
$100,000 and over	33,023	52,558
Under $100,000	41,439	52,504

Total certificates of deposit	74,462	105,062

Total	$154,502	$190,634

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 9 - Deposits (Continued)

The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31, 2011
	Less than $100,000	$100,000 & greater

Less than one year	$20,024	$14,062
One to two years	12,556	11,482
Two to three years	5,626	3,399
Three to four years	2,146	3,656
Four to five years	1,087	424

Total	$41,439	$33,023

Note 10 - Federal Home Loan Bank Advances and Fed Funds Purchased

The Bank has Federal Home Loan Bank advances of $20,175,000 and $36,350,000 at December 31, 2011 and 2010, respectively, which mature through 2013. At December 31, 2011, the interest rates on fixed rate advances ranged from 3.96% to 5.98%. At December 31, 2010, the interest rates on fixed rate advances ranged from 2.53% to 5.98%.

At December 31, 2011 and 2010, the Bank had no floating rate advances. The weighted average interest rate of all advances was 4.74% and 4.16% at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the Bank had one putable advance of $5,000,000 with an interest rate of 4.9%, which is included in the total outstanding advances noted below.

The Bank has provided a pledge of all of the Bank's eligible residential mortgage loans and certain securities as collateral for all FHLB debt. The amount of the residential loans totaled $50,657,000 and $67,528,000 as of December 31, 2011 and 2010, respectively.

The contractual maturities of advances are as follows (000s omitted):

Year Ending December 31

2012	$13,116
2013	7,059
2014	—

Total	$20,175

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 11 - Income Taxes

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2011	2010	2009

Current expense (benefit)	$(217)	$(133)	$(785)
Deferred expense (benefit)	(721)	(3,886)	(2,858)
Valuation allowance	1,039	4,224	3,095

Total tax expense	$101	$205	$(548)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss) December 31,
	2011	2010	2009

Statutory federal tax rate	34.00%	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	-3.90%	-6.00%	-0.04%
Tax exempt income	-23.90%	2.76%	0.53%
Goodwill impairment	0.00%	0.00%	-16.38%
Valuation allowance	-49.30%	-32.68%	-15.52%
Low income housing credit	0.00%	0.00%	0.00%
Other	3.00%	0.00%	0.16%

Reported tax expense	-40.10%	-1.92%	2.75%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 11 - Income Taxes (Continued)

The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2011	2010

Deferred tax assets:
Provision for loan losses	$464	$1,021
Net deferred loan fees	98	126
Deferred compensation	305	311
General business tax credit carryforward	1,746	1,289
Depreciation	521	337
Net NOL Carryforward	4,501	4,025
Other Real Estate	760	494
Other	879	888

Total deferred tax assets	9,274	8,491

Deferred tax liabilities:
Mortgage servicing rights	$317	$350
Original issue discount	45	49
Net purchase premiums	464	528
Unrealized gain on available for sale securities	40	133
Other	90	112

Total deferred tax liabilities	956	1,172

Valuation allowance	(8,318)	(7,319)

Net deferred tax asset	$—	$—

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. The general business credits of $1,480,000 expire between 2026 and 2032.

The Corporation has invested in a partnership involved in a low cost housing project for which tax credits are generated. The project is operating as a multi-family housing community. The partnership is eligible and qualifies for the 70% present value low income housing tax credit in accordance with the Section 42 of the Internal Revenue Code as enacted by the Tax Reform Act of 1986 on qualified low income units. The Corporation’s share of tax credits generated by the investee partnership approximated $191,000, in 2011, 2009, and 2009.

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

The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount December 31,
	2011	2010

Commitments to grant loans	$2,464	$1,411
Unfunded commitments under lines of credit	11,116	14,721
Unfunded commitments under letters of credit	—	150

The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 2.00% and 14.50% at December 31, 2011, and 1.25% and 11.50% at December 31, 2010.

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

Note 13 - Regulatory Matters

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

•	The Bank is required to charge off any loans classified as loss.

•	The Bank may not extend credit to borrowers that have had loans with the Bank that were classified substandard, doubtful or special mention without prior board approval.

•	The Bank may not extend credit to borrowers that have had loans charged off or classified as loss.

•	The Bank is required to adopt a plan to reduce the Bank’s risk position in each asset in excess of $250,000 which is more than sixty days delinquent or classified substandard or doubtful.

•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

•	Prior to submission or publication of all Reports of Condition, the board is required to review the adequacy of the Bank’s allowance for loan losses.

•	The Bank is required to adopt written lending and collection policies to provide effective guidance and control over the Bank’s lending function

•	The Bank is required to implement revised comprehensive loan grading review procedures.

•	Within sixty days of the Consent Order, the Bank is required to adopt a written profit plan and comprehensive budget.

•	Within sixty days of the Consent Order, the Bank is required to adopt a written plan to manage concentrations of credit in a safe and sound manner.

•	Within sixty days of the Consent Order, the Bank is required to formulate a written plan to reduce the Bank’s reliance on brokered deposits.

•	While the Consent Order is in effect, the Bank is required to prepare and submit quarterly progress reports the FDIC and OFIR.

The Bank’s regulatory capital ratios as of December 31, 2011 were as follows: Tier 1 leverage ratio 5.27%, Tier 1 risk-based capital ratio 8.23%; and total risk-based capital, 9.50%.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 13 - Regulatory Matters (Continued)

A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2011	2010

Equity per consolidated bank balance sheet	$11,798	$12,132
Less: intangible and disallowed assets	(319)	(646)

Tier 1 Capital	11,479	11,486
Plus: Allowance for loan losses **	1,780	2,172

Total Capital	$13,259	$13,658

**	Limited to 1.25% of risk weighted assets

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below.

Regulatory capital balances and ratios are as follows (000s omitted):

	Actual		To Comply With Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital
(to Risk-Weighted Assets)	$13,259	9.50%	$11,161	8.00%	$13,952	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$11,479	8.23%	$5,581	4.00%	$8,371	6.00%
Tier 1 Capital
(to Average Assets)	$11,479	5.27%	$10,900	5.00%	$10,900	5.00%

As of December 31, 2010
Total Capital
(to Risk-Weighted Assets)	$13,658	8.08%	$13,526	8.00%	$16,908	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$11,486	6.79%	$6,763	4.00%	$10,145	6.00%
Tier 1 Capital
(to Average Assets)	$11,486	4.36%	$13,167	5.00%	$13,167	5.00%

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

The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2011, the Bank had no retained earnings available for the payment of dividends. Accordingly, $11,797,000 of the Corporation’s investment in the Bank was restricted at December 31, 2011.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2011, Bank funds available for loans or advances to the Corporation amounted to $1,180,000.

Note 15 - Shareholders’ Equity

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 15 - Shareholders’ Equity (Continued)

We may redeem the Preferred Stock for the liquidation preference plus accrued and unpaid dividends at anytime. Any such redemption is subject to U.S. Treasury’s prior consultation with the Federal Reserve Board. In April 2010, the Corporation announced the suspension of the dividend on the Preferred Stock in order to preserve capital. At December 31, 2011 $765,000 dividends and interest have been accrued but not paid.

The Warrants are immediately exercisable for 260,962 shares of our common stock at an initial exercise price of $3.90 per common share. The Warrants are transferrable and may be exercised at any time on or before February 6, 2019.

Note 16 - Retirement Plans

Monarch Community Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions the (“Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. During 2011, 2010 and 2009, the Corporation recognized expense for this plan of $93,000, $88,000, and $86,000, respectively.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $203,582,159 and $133,929,741 for the plan years ending June 30, 2010 and June 30, 2009, respectively. Monarch’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Monarch Community Bank was requested to provide additional funding of $1.2 million in 2010; however the minimum required contribution was $88,000. The excess funding remains available within the Plan for future required contributions.

The following contributions were paid by the Monarch Community Bank during the fiscal years ending December 31 2011:

	2011		2010		2009
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
	$—	6/11/2010	$1,270,146	12/22/2009	$83,493
	—	12/30/2010	37,248		—

Total	$—	Total	$1,307,394	Total	$—

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 16 - Retirement Plans (Continued)

The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation had a matching contribution agreement to match 25% of the first 6% of an employee’s salary (reduced from a 50% match effective October 1, 2006), this was discontinued in 2010. During 2011, 2010 and 2009, the Corporation recognized expense for this plan of $0, $0 and $35,000, respectively.

The Corporation has a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the higher of the Company’s return on average equity or 5.0%. The value of benefits accrued to participants was $430,000 and $428,000 at December 31, 2011 and 2010, respectively. The expense for the plan, including the increase due to the annual earnings credit was $21,000, $21,000, and $21,000, for 2011, 2010, and 2009, respectively.

The Corporation has a liability for the directors’ deferred compensation plan. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 5.05% as of December 31, 2010. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $468,000 and $485,000 at December 31, 2011 and 2010, respectively.

Note 17 - Related Party Transactions

Extensions of credit to principal officers, directors and their affiliates totaled $2,633,000 and $2,868,000 for the years ending December 31, 2011 and 2010, respectively. During the year ending December 31, 2011, total principal additions were $19,000 and total principal payments were $254,000, and during the year ending December 31, 2010, total principal additions were $275,000 and total principal payments were $279,000. Deposits from related parties and their affiliates held by the Bank at December 31, 2011 and 2010 amounted to $924,000 and $296,000 respectively.

Note 18 - Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC 820-10-50 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 18 - Fair Value of Financial Instruments (Continued)

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of December 31, 2011 and December 31, 2010. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Securities - Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 18 - Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, of the Corporation's financial instruments are as follows (000s omitted):

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	$24,111	$24,111	$41,974	$41,974
Securities - Held to maturity	—	—	10	10
Securities - Available for sale	12,536	12,536	11,466	11,466
Other securities	3,370	3,370	3,865	3,865
Loans held for sale	653	662	693	703
Net loans	148,495	156,794	182,768	185,268
Accrued interest and late charges receivable	431	431	264	264

Liabilities:
Deposits	174,185	175,961	206,028	206,400
Federal Home Loan Bank advances	20,175	20,566	36,350	38,532
Accrued interest payable	213	213	341	341

Note 19 - Fair Value Measurements

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 19 - Fair Value Measurements (Continued)

The following table present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010, and the valuation techniques used by the Corporation to determine those fair values (000s omitted). Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, and obligations of states and political subdivisions and U.S Government Agency obligations

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
December 31, 2011
Collateralized Mortgage obligations	$—	$7,780	$—	7,780
U.S. government agency obligations	—	3,426	—	3,426
Mortgage-backed securities	—	998	—	998
Obligations of states and political subdivisions	—	332	—	332

	$—	$12,536	$—	$12,536

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets:
December 31, 2010
Collateralized Mortgage obligations	$—	$—	$—	$—
U.S. government agency obligations	—	1,682	—	1,682
Mortgage-backed securities	—	4,024	—	4,024
Obligations of states and political subdivisions	—	5,760	—	5,760

	$—	$11,466	$—	$11,466

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 19 - Fair Value Measurements (Continued)

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2011 and 2010 to the impaired loans were recorded as additional allocations to the allowance for loan losses. Adjustments in 2011 to foreclosed assets were recorded as additional allocations to the allowance for loan losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of December 31, 2011 and December 31, 2010 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$7,975	$—	$—	$7,975
Foreclosed Assets	4,433	—	—	4,433

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	$11,443	$—	$—	$11,433
Foreclosed Assets	2,972	—	—	2,972

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 19 - Fair Value Measurements (Continued)

The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a specific reserve is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals obtained at least annually) and discounted based on internal loan to value limits which typically range from 50% to 80% based on the collateral. Management reviews the impaired loans no less than quarterly for potential additional impairment and when there is little prospect of collecting principal or interest, loans or portions thereof may be charged off to the allowance for loan losses. Losses are recognized in the period a debt becomes uncollectible. The recognition of a loss does not mean that the loan has no recovery or salvage value, but rather it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the year ended December 31, 2011 the Company charged off $447,000 of impaired loans to the allowance for loan losses. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 5).

Foreclosed assets, which include real estate owned and real in estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of December 31, 2011 the Company held $4.4 million in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $3.0 million in foreclosed assets as of December 31, 2010. No assets were redeemed in 2011 or 2010.

Note 20 - Employee Stock Ownership Plan (ESOP)

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

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 20 - Employee Stock Ownership Plan (ESOP) (Continued)

The scheduled maturities of the loan are as follows (000s omitted):

Year Ending December 31,
2012	103
2013	108
2014	113
2015	118
2016	124

Total	$566

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

The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2011	2010
Allocated shares	129,605	120,348
Shares released for allocation	9,257	9,258
Shares distributed	(64,144)	(61,072)
Unreleased shares	46,288	55,544

Total ESOP shares	121,006	124,078

Fair value of unallocated shares	$50	$67

Total compensation expense applicable to the ESOP amounted to approximately $12,000, $14,000, and $54,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 21 - Stock Compensation Plans

The Corporation has a Recognition and Retention Plan (RRP) which authorizes up to 92,575 shares to be issued to employees and directors. 92,275 shares of restricted stock have been issued to employees and directors since 2003. Under the plan, the shares vest 20% per year for five years. Shares forfeited total 400 in 2010. Shares forfeited total 4,475 in 2011. No shares of restricted stock were issued in 2010 or 2011. During 2011, 772 shares vested and are no longer restricted for a total of 85,653 vested shares as of December 31, 2011. During 2010, 978 shares vested and are no longer restricted for a total of 84,881 vested shares as of December 31, 2010. Compensation expense applicable to the RRP amounted to $2,000, $10,000 and $57,000 for the years ended December 31, 2011, 2010 and 2009 respectively.

The Company’s Employee Stock Option Plan (the Plan), which is stockholder approved, permits the grant of stock options to its employees for up to 231,438 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten year contractual terms. Options issued in 2009 vested immediately and have ten year contractual terms.

The fair value of each option award is estimated on the date of grant using a Black Scholes option valuation model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on the Company‘s stock price and dividend history. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted in 2011 or 2010. The fair value of each option granted in 2009 was $1.02. That cost was recognized in 2010. The fair value is estimated on the date of the grant using the following weighted average assumptions:

2009
Dividend yield	2.7%
Expected life	5 years
Expected volatility	37.9%
Risk-free interest rate	2.5%

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 21 - Stock Compensation Plans (Continued)

A summary of changes of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	157,312	10.72	194,562	11.27
Granted	—	—	—	—
Forfeited/expired	4,475	12.59	37,250	13.55

Outstanding at end of year	152,837	10.67	157,312	10.72

Exercisable at year-end	152,837	10.67	157,312	10.72

A summary of outstanding and exercisable stock options at December 31, 2010 is as follows:

Outstanding		Exercisable
Exercise Price Per share	Number Outstanding	Remaining Life (in Months)	Number Exercisable
13.00	93,001	14	93,001
14.00	19,836	33	19,836
3.60	40,000	91	40,000

The aggregate intrinsic value of outstanding options is $0.00 based on the total pretax intrinsic value (i.e. the difference between the Company’s closing stock price of $1.09 on December 31, 2011 and the exercise price times the number of shares) that would have received by the option holder had all the option holders exercised their options on December 31, 2011. The amount changes on the fair market value of the stock.

As of December 31, 2011 there was no unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plan. The total fair value of shares vested during the year ended December 31, 2011 and 2010 was $1,163 and $2,331, respectively.

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 22 - Condensed Financial Statements of Parent Company

The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Condensed Balance Sheet (000s omitted)

Monarch Community Bancorp, Inc

Balance Sheet

	December 31, 2011	December 31, 2010

Assets
Cash	$570	$568
Investments	83	93
Investment in Monarch Community Bank	11,798	12,132
Other assets	25	27

Total assets	$12,476	$12,820

Liabilities and Stockholders’ Equity
Accrued expenses	$1,334	$802
Stockholders’ equity	11,142	12,018

Total liabilities and stockholders’ equity	$12,476	$12,820

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 22 - Condensed Financial Statements of Parent Company (Continued)

Condensed Income Statement (000s omitted)

Monarch Community Bancorp, Inc

Income Statement

	December 31, 2011	December 31, 2010

Income - Interest on investments	$4	$8
Dividends from Monarch Community Bank	—	—
Operating expense	194	270

(Loss) - Before equity in undistributed net (loss) of subsidiary	(190)	(262)

Equity in undistributed net (loss) of subsidiary	(163)	(10,620)

Net loss	$(353)	$(10,882)

Monarch Community Bancorp, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Note 22 - Condensed Financial Statements of Parent Company (Continued)

Condensed Statement of Cash Flows (000s omitted)

	December 31, 2011	December 31, 2010

Cash flows from operating activities:

Net income (loss)	(353)	$(10,882)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and depreciation	9	11
Allocation of ESOP and RRP	35	40
(Increase) decrease in other assets	(2)	72
(Increase) decrease in accrued expenses	150	81
Undistributed net (income) loss of subsidiary	163	10,620

Net cash (used in) provided by operating activities	2	(58)

Cash flows from investing activities:
Purchase of securities	—	—
Investment in subsidiary	—	(1,500)
Proceeds from sales and maturities of securities	—	1,504

Net cash (used in) provided by investing activities	—	4

Cash flows from financing activities:
Issuance of Preferred Stock	—	—
Repurchase of Common Stock	—	(4)
Dividends paid	—	—

Net cash (used in) provided by financing activities	—	(4)

Net increase (decrease) in cash	2	(58)
Cash at beginning of year	568	626

Cash at end of year	570	$568

