Form 10-Q
period 2012-03-31
MONARCH COMMUNITY BANCORP INC
filed 2012-05-14
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At May 3, 2012, there were 2,049,485 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I-FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2012	2011
	(Dollars in thousands,
	except per share data)

Assets
Cash and due from banks	$16,058	$7,701
Federal Home Loan Bank overnight time and other interest bearing deposits	20,618	16,410

Total cash and cash equivalents	36,676	24,111
Securities - Available for sale	13,231	12,536
Other securities	3,370	3,370
Loans held for sale	1,239	653
Loans, net	144,424	148,495
Foreclosed assets, net	3,671	4,433
Premises and equipment	3,929	4,004
Core deposit intangible	213	248
Other assets	8,567	10,256

Total assets	$215,320	$208,106

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$23,767	$19,683
Interest bearing	160,908	154,502

Total deposits	184,675	174,185
Federal Home Loan Bank advances	17,175	20,175
Accrued expenses and other liabilities	2,846	2,604

Total liabilities	204,696	196,964

Stockholders’ Equity
Preferred stock - $.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of March 31, 2012	6,765	6,762
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at March 31, 2012 and December 31, 2011	20	20
Additional paid-in capital	21,077	21,077
Retained earnings	(16,835)	(16,334)
Accumulated other comprehensive income	57	77
Unearned compensation	(460)	(460)

Total stockholders’ equity	10,624	11,142

Total liabilities and stockholders’ equity	$215,320	$208,106

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(Dollars in thousands, except per share data)

Interest Income
Loans, including fees	$2,202	$2,689
Investment securities	93	118
Federal funds sold and overnight deposits	10	1

Total interest income	2,305	2,808

Interest Expense
Deposits	419	684
Federal Home Loan Bank advances	214	349

Total interest expense	633	1,033

Net Interest Income	1,672	1,775
Provision for Loan Losses	28	260

Net Interest Income After Provision for Loan Losses	1,644	1,515

Non-interest Income
Fees and service charges	437	447
Loan servicing fees	106	108
Net gain on sale of loans	288	158
Net gain (loss) on sale of securities	—	—
Other income	9	333

Total non-interest income	840	1,046

Non-interest Expense
Salaries and employee benefits	1,283	1,071
Occupancy and equipment	245	242
Data processing	236	213
Amortization of mortgage servicing rights	119	96
Professional services	203	157
Amortization of core deposit intangible	35	35
NOW account processing	47	50
ATM/Debit card processing	63	59
Foreclosed property expense	242	88
Other general and administrative	412	352

Total non-interest expense	2,885	2,363

Income (Loss) - Before income taxes	(401)	198
Income Taxes	—	—

Net Income (Loss)	$(401)	$198

Dividends and amortization of discount on preferred stock	$100	$88
Net Income (loss) available to common stock	$(501)	$110

Comprehensive Income
Net Income	$(401)	$198
Change in unrealized gain on securities, net of tax and reclassification effects	$(20)	$14

Comprehensive Income	$(421)	$212

Earnings (Loss) Per Share
Basic	(0.25)	$0.06

Diluted	$(0.25)	$0.06

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$(401)	$198
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	279	258
Provision for loan losses	28	260
Stock option expense	—	4
Gain on sale of foreclosed assets	29	(278)
Mortgage loans originated for sale	(9,393)	(5,935)
Proceeds from sale of mortgage loans	8,807	6,338
Gain on sale of mortgage loans	(289)	(158)
Earned Stock Compensation	—	15
Net change in:
Deferred loan fees	(17)	(34)
Accrued interest receivable	(34)	220
Other assets	1,605	394
Accrued expenses and other liabilities	187	119

Net cash provided by (used in) operating activities	801	1,401
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(1,008)	—
Proceeds from maturities of securities	261	824
Loan originations and principal collections, net	4,510	6,890
Proceeds from sale of foreclosed assets	637	763
Purchase of premises and equipment	(26)	(35)

Net cash provided by investing activities	4,374	8,442
Cash Flows From Financing Activities
Net increase in deposits	10,490	4,692
Dividends accrued	(100)	(88)
Repayment of FHLB advances	(3,000)	(6,000)

Net cash provided by financing activities	7,390	(1,396)

Net Increase (Decrease) in Cash and Cash Equivalents	12,565	8,447
Cash and Cash Equivalents - Beginning	24,111	41,974

Cash and Cash Equivalents - End	$36,676	$50,421

Supplemental Cash Flow Information:
Cash paid for:
Interest	615	1,069
Income taxes	—	—
Noncash investing activities:
Loans net of write downs transferred to foreclosed assets	(161)	1,255

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year period.

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

RECLASSIFICATIONS

Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

March 31, 2012
Available-for-sale securities:
Collateralized Mortgage obligations	$7,537	$26	$—	$7,563
U.S. government agency obligations	4,431	—	(4)	4,427
Mortgage-backed securities	851	57		908
Obligations of states and political subdivisions	325	8	—	333

Total available-for-sale securities	$13,144	$91	$(4)	$13,231

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

December 31, 2011
Available-for-sale securities:
Collateralized Mortgage obligations	$7,732	$48	$—	$7,780
U.S. government agency obligations	3,423	3	—	3,426
Mortgage-backed securities	938	60	—	998
Obligations of states and political subdivisions	326	6	—	332

Total available-for-sale securities	$12,419	$117	$—	$12,536

Proceeds from sales of securities available for sale were $0 for the three months ended March 31, 2012 and 2011, respectively.

The amortized cost and fair value of securities available for sale at March 31, 2012 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	March 31, 2012 Available for Sale Securities
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)

Due in one year or less	$—	$—
Due from one to five years	2,333	2,335
Due from five to ten years	2,423	2,425
Due after ten years	851	908

Total	5,607	5,668
Mortgage-backed securities	—	—
CMO securities	7,537	7,563

Total available-for-sale securities	$13,144	$13,231

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

Management determined that there were no securities with OTTI at March 31, 2012.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Basic earnings per share
Numerator:
Net Income (Loss)	$(401)	$198
Dividends and amortization of discount on preferred stock	100	$88

Net Income (Loss) available to common stock	(501)	$110

Denominator:
Weighted average common shares outstanding	2,049	2,050
Less: Average unallocated ESOP shares	(46)	(56)
Less: Average non-vested RRP shares	—	(1)

Weighted average common shares outstanding for basic earnings (loss) per share	2,003	1,993

Basic earnings (loss) per share	$(0.25)	$0.06

Diluted earnings per share
Numerator:
Net Income (Loss) available to common stock	(501)	$110

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,003	1,993
Add: Dilutive effects of restricted stock, stock options and warrants	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,003	1,993

Diluted earnings (loss) per share	$(0.25)	$0.06

NOTE 4 - FAIR VALUE MEASUREMENTS

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012, and December 31, 2011, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 2 inputs include collateralized mortgage obligations, mortgage backed securities, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Assets:
March 31, 2012-Investment Securities
Collateralized Mortgage obligations	$—	$7,563	$—	$7,563
U.S. government agency obligations	—	4,427	—	4,427
Mortgage-backed securities	—	908	—	908
Obligations of states and political subdivisions	—	333	—	333

	$—	$13,231	$—	$13,231

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011

Assets:

December 31, 2011-Investment Securities
Collateralized Mortgage obligations	—	7,780	—	7,780
U.S. government agency obligations	—	3,426	—	3,426
Mortgage-backed securities	—	998	—	998
Obligations of states and political subdivisions	—	332	—	332

	$—	$12,536	$—	$12,536

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2012 and 2011 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2012 and 2011 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	$7,751	$—	$—	$7,751
Foreclosed Assets	$3,671	$—	$—	$3,671

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	$7,975	$—	$—	$7,975
Foreclosed Assets	$4,433	$—	$—	$4,433

The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a specific reserve is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals obtained at least annually) and discounted based on internal loan to value limits which typically range from 50% to 80% based on the collateral. Management reviews the impaired loans no less than quarterly for potential additional impairment and when there is little prospect of collecting principal or interest, loans or portions thereof may be charged off to the allowance for loan losses. Losses are recognized in the period a debt becomes uncollectible. The recognition of a loss does not mean that the loan has no recovery or salvage value, but rather it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the three months ended March 31, 2012 the Company charged off $319,000 of impaired loans to the allowance for loan losses. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 6).

Foreclosed assets, which include real estate owned and real in estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of March 31, 2012 the Company held $3.7 million in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $4.4 million in foreclosed assets as of December 31, 2011. No assets were redeemed in 2011 or in the three months of 2012.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of March 31, 2012 and December 31, 2011. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

Loans Receivable - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses using current market rates applied to the estimated life. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$36,676	$36,676	$—	$—	$36,676
Securities - Available for sale	13,231	—	13,231	—	13,231
Other securities	3,370	3,370	—	—	3,370
Loans held for sale	1,239	1,262	—	—	1,262
Net loans	144,424	—	148,501	—	148,501
Accrued interest
and late charges receivable	409	409	—	—	409

Liabilities:
Deposits	184,675	—	185,578		185,578
Federal Home Loan Bank
advances	17,175	—	18,494		18,494
Accrued interest payable	194	194	—	—	194

	December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value

Assets:
Cash and cash equivalents	$24,111	$24,111	$—	$—	$24,111
Securities - Available for sale	12,536	—	12,536	—	12,536
Other securities	3,370	3,370	—	—	3,370
Loans held for sale	653	662	—	—	662
Net loans	148,495	—	156,794	—	156,794
Accrued interest					—
and late charges receivable	431	431	—	—	431

Liabilities:
Deposits	174,185	—	175,720	—	175,720
Federal Home Loan Bank					—
advances	20,175	—	20,566	—	20,566
Accrued interest payable	213	213	—	—	213

NOTE 5 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$76,328	51.3	$78,500	51.2
Multi-family	758	0.5	765	0.5
Commercial	54,027	36.3	54,308	35.4
Construction or development	1,806	1.2	1,639	1.1

Total real estate loans	132,919	89.3	135,212	88.2
Other loans:
Consumer loans:
Home equity	9,639	6.5	10,499	6.8
Other	2,317	1.6	2,516	1.6

Total consumer loans	11,956	8.1	13,015	8.4
Commercial Business Loans	3,879	2.6	5,212	3.4

Total other loans	15,835	10.7	18,227	11.8

Total Loans	148,754	100.0%	153,439	100.0%

Allowance for loan losses	4,061		4,656
Less: Net deferred loan fees	269		288

Total Loans, net	$144,424		$148,495

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012
	30-59 DaysPast Due	60-89 DaysPast Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$—	$—	$184	$184	$3,695	$3,879
Commercial Real Estate:
Multi-family	—	—	—	—	758	758
Commercial Real Estate - other	7,045	100	2,517	9,662	44,365	54,027
Consumer:
Consumer - other	27	5	—	32	11,823	11,855
Consumer - auto	—	—	—	—	101	101
Residential:
Residential - prime	351	100	445	896	60,468	61,364
Residential - subprime	496	10	47	553	14,411	14,964
Construction:
Construction - prime	—	18	—	18	1,770	1,788
Construction - subprime	—	—	—	—	18	18

Total	$7,919	$233	$3,193	$11,345	$137,409	$148,754

December 31, 2011
	30-59 DaysPast Due	60-89 DaysPast Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$147	$—	$1,166	$1,313	$3,899	$5,212
Commercial Real Estate:
Multi-family	—	—	—	—	765	765
Commercial Real Estate - other	105	246	3,016	3,367	50,941	54,308
Consumer:
Consumer - other	74	—	—	74	12,814	12,888
Consumer - auto	—	—	—	—	127	127
Residential:
Residential - prime	632	105	478	1,215	62,094	63,309
Residential - subprime	216	123	67	406	14,785	15,191
Construction:
Construction - prime	—	—	—	—	1,639	1,639
Construction - subprime	—	—	—	—	—	—

Total	$1,174	$474	$4,727	$6,375	$147,064	$153,439

All commercial loans will be assigned a risk rating by the Credit Analyst at inception. The risk rating system is composed of eight levels of quality and utilizes the following definitions.

Risk Rating Scores by definition:

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. A well structured credit relationship to an established borrower. Loans to entities with a strong financial condition and solid earnings history.

3.	Two (2) Above Average Quality. Loans to borrowers with a sound financial condition and positive trend in earnings.

4.	Three (3) Acceptable. Loans to entities with a satisfactory financial condition and further characterized by:

•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Debt to worth ratio of 2.50:1 or less.

•	Acceptable sales and steady earning history.

•	Industry outlook is stable.

•	Loan structure within policy guidelines.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.

4.	Four (4) Average. Loans to entities which are considered bankable risks, although some signs of weaknesses are shown:

•	Marginal liquidity and working capital.

•	Short or unstable earnings history.

•	Would include most start-up businesses.

•	Would be enrolled in Small Business Administration or Michigan Strategic Fund programs.

•	Occasional instances of trade slowness or repayment delinquency - may have been 10-30 days slow within the past 12 months.

•	Management abilities are apparent yet unproven.

•	Debt to worth ratio of 3.50 or less.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	If secured, loan is protected but collateral is marginal.

•	Industry outlook is uncertain; may be cyclical or highly competitive.

•	Loan structure generally in accordance with policy.

5.	Five (5) Special Mention. Special Mention loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Loans to entities that constitute an undue and unwarranted credit risk but not to the point of justifying or classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The following characteristics may apply:

•	Downward trend in sales, profit levels and margins.

•	Impaired working capital positions.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Management abilities are questionable.

•	Highly leveraged, debt to worth ratio over 3.50:1.

•	Industry conditions are weak.

•	Inadequate or outdated financial information.

•	Litigation pending against borrower.

•	Loan may need to be restructured to improve collateral position and/or reduce payment amount.

•	Collateral / guaranty offers limited protection.

6.	Six (6) Substandard. A substandard loan is inadequately protected by the current sound worth and repayment capacity of the borrower. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. There is a distinct possibility that the Bank will implement collection procedures if the loan deficiencies are not corrected. The following characteristics may apply:

•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems.

•	Chronic trade slowness; may be placed on COD by vendors.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Interest non-accrual may be warranted.

•	Collateral provided is of little or no value.

•	Repayment dependent upon the liquidation of non-current assets.

•	Repayment may require litigation.

7.	Seven (7) Doubtful. A doubtful loan has all the weakness inherent in a substandard loan with the added characteristic that collection and/or liquidation is pending. Loans or portions of loans with one or more weaknesses which, on the basis of currently existing facts, conditions, and values, makes ultimate collection of all principal highly questionable. The possibility of loss is high and specific loan loss reserve allocations should be made or charge offs taken on anticipated collateral shortfalls. However, the amount or the certainty of eventual loss may not allow for a specific reserve or charge off because of specific pending factors. Pending factors include proposed merger or acquisition, completion or liquidation in progress, injection of new capital in progress, refinancing plans in progress, etc. “Pending Factors” not resolved after six months must be disregarded. The following characteristics may apply:

•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Placement on interest non-accrual

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed.

•	Portion of the loan balance has been charged-off.

8.	Eight (8) Loss. Loans classified loss are considered uncollectible and of such little value that their continuance as bankable asset is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. Further characterized by:

•	Liquidation or reorganization under bankruptcy, with poor prospects of collection.

•	Fraudulently overstated assets and/or earnings.

•	Collateral has marginal or no value.

•	Debtor cannot be located.

The following table represents the risk category of loans by class based on the analysis performed as of March 31, 2012 and December 31, 2011 (in thousands):

		March 31, 2012

Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
	2012	2012	2012
0	—	33	2,430
1-2	—	—	18
3	123	154	2,240
4	3,029	17	28,931
5	245	104	2,468
6	482	450	15,225
7	—	—	2,715

Total	3,879	758	54,027

		December 30, 2011
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
	2011	2011	2011
0	—	34	2,542
1-2	—	—	—
3	112	154	2,548
4	3,082	18	29,583
5	435	105	2,376
6	466	454	15,551
7	1,117	—	1,708

Total	$5,212	$765	$54,308

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Residential - Prime	Residential - Subprime

Grade
Pass	60,637	14,395
Substandard	727	569

Total	61,364	14,964

	Consumer - Other	Consumer - Auto
Performing	11,757	101
Nonperforming	98	—

Total	11,855	101

		Construction - Prime
Performing		1,788
Nonperforming		18

Total		1,806

	December 30, 2011
	Residential - Prime	Residential - Subprime

Grade
Pass	62,895	15,027
Substandard	414	164

Total	$63,309	$15,191

	Consumer - Other	Consumer - Auto
Performing	12,798	127
Nonperforming	90	—

Total	$12,888	$127

		Construction - Prime
Performing		1,639
Nonperforming		—

Total		$1,639

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011 (in thousands).

March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$401	$453	$—
Commercial Real Estate:

Commercial Real Estate - Multi-family	—	—	—
Commercial Real Estate - other	8,743	14,429	—
Consumer:
Consumer - other	253	253	—
Consumer - auto	—	—	—
Residential:
Residential - prime	2,316	2,494	—
Residential - subprime	4,937	4,937	—

With an allowance recorded:
Commercial	—	—	—
Commercial Real Estate:

Commercial Real Estate - Multi-family	450	464	54
Commercial Real Estate - other	6,059	6,580	294
Consumer:
Consumer - other	—	—	—
Consumer - auto	—	—	—
Residential:
Residential - prime	467	487	123
Residential - subprime	—	—	—

Total
Commercial	$15,653	$21,926	$348

Consumer	$253	$253	$—

Residential	$7,720	$7,918	$123

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$404	$454	$—
Commercial Real Estate:

Commercial Real Estate - Multi-family	—	—	—
Commercial Real Estate - other	8,783	14,052	—
Consumer:
Consumer - other	260	260	—
Consumer - auto	—	—	—
Residential:
Residential - prime	2,469	2,478	—
Residential - subprime	4,879	4,879	—

With an allowance recorded:
Commercial	—	—	—
Commercial Real Estate:

Commercial Real Estate - Multi-family	454	467	35
Commercial Real Estate - other	6,445	6,958	480
Consumer:
Consumer - other	—	—	—
Consumer - auto	—	—	—
Residential:
Residential - prime	131	149	81
Residential - subprime	—	—	—

Total
Commercial	$16,086	$21,931	$515

Consumer	$260	$260	$—

Residential	$7,479	$7,506	$81

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and March 31, 2011 (in thousands).

March 31, 2012
	Average Recorded Investment	Interest Income

With no related allowance recorded:
Commercial	$453	$—
Commercial Real Estate:

Commercial Real Estate - Multi-family	—	—
Commercial Real Estate - other	14,102	166
Consumer:
Consumer - other	253	14
Consumer - auto	—	—
Residential:
Residential - prime	2,383	125
Residential - subprime	4,900	335

With an allowance recorded:
Commercial	—	—
Commercial Real Estate:

Commercial Real Estate - Multi-family	450	23
Commercial Real Estate - other	6,581	228
Consumer:
Consumer - other	—	—
Consumer - auto	—	—
Residential:
Residential - prime	489	24
Residential - subprime	—	—

Total
Commercial	$21,586	$417

Consumer	$253	$14

Residential	$7,772	$484

March 31, 2011
	Average Recorded Investment	Interest Income

With no related allowance recorded:
Commercial	$1,648	$—
Commercial Real Estate:

Commercial Real Estate - Multi-family	793	23
Commercial Real Estate - other	21,331	399
Consumer:
Consumer - other	454	22
Consumer - auto	—	—
Residential:
Residential - prime	3,510	137
Residential - subprime	4,744	340

With an allowance recorded:
Commercial	225	—
Commercial Real Estate:

Commercial Real Estate - Multi-family	—	—
Commercial Real Estate - other	611	—
Consumer:
Consumer - other	—	—
Consumer - auto	—	—
Residential:
Residential - prime	714	—
Residential - subprime	—	—

Total
Commercial	$24,608	$422

Consumer	$454	$22

Residential	$8,968	$477

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents by class, the recorded investment in loans and leases on non-accrual status as of March 31, 2012 and December 31, 2011.

Financing Receivables on Nonaccrual Status

March 31, 2012
Commercial	$401
Commercial real estate:
Commercial Real Estate - multi-family	—
Commercial Real Estate - other	7,081
Consumer:
Consumer - other	—
Consumer - auto	—
Residential:
Residential - prime	640
Residential - subprime	150
Construction
Construction - prime	—
Construction - subprime	—

Total	$8,272

Financing Receivables on Nonaccrual Status

December 31, 2011
Commercial	$1,521
Commercial real estate:
Commercial Real Estate - multi-family	—
Commercial Real Estate - other	6,278
Consumer:
Consumer - other	—
Consumer - auto	—
Residential:
Residential - prime	786
Residential - subprime	180
Construction
Construction - prime	—
Construction - subprime	—

Total	$8,765

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

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of March 31, 2012 there have been no loans in which the TDR designation has been removed.

The following table represents the modifications completed during the first quarter of 2012.

Modifications
As of March 31 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - other	—	—	—
Consumer - auto	—	—	—
Residential:
Residential - prime	3	546	558
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—

Total	3	$546	$558

	Number of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—
Commercial Real Estate - other	—	—
Consumer:
Consumer - other	—	—
Consumer - auto	—	—
Residential:
Residential - prime	2	98
Residential - subprime	—	—
Construction
Construction - prime	—	—
Construction - subprime	—	—

	2	$98

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $4.1 million at March 31, 2012 representing 2.8% of total loans, compared to $4.7 million at December 31, 2011 or 3.14% of total loans and $6.5 million at March 31, 2011 or 3.72% of total loans. The allowance for loan losses to non-performing loans ratio was 49.1% at March 31, 2012 compared to 53.1% at December 31, 2011 and 51.3% at March 31, 2011. At March 31, 2012 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for credit losses (in thousands) as of March 31, 2012 is as follows:

March 31, 2012

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	45	1,262	45	259	2,280	664	101	4,656
Charge-Offs	—	(172)	—	(57)	(398)	(75)	—	(702)
Recoveries	3	14	—	58	4	—	—	79
Provision	(13)	280	29	(55)	(257)	90	(46)	28

Ending Balance	35	1,384	74	205	1,629	679	55	4,061

Ending Balance: individually evaluated for impairment	—	294	54	—	123	—	—	471

Ending Balance: collectively evaluated for impairment	35	1,090	20	205	1,506	679	55	3,590

FINANCING RECEIVABLES:

Ending Balance	3,879	54,027	758	11,956	61,364	14,964	1,806	148,754

Ending Balance: individually evaluated for impairment	401	14,802	450	253	2,783	4,937	—	23,626

Ending Balance: collectively evaluated for impairment	3,478	39,225	308	11,703	58,581	10,027	1,806	125,128

The Company’s charge-off policy which meets regulatory minimums has not required any revisions during the first quarter of 2012. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met. Total impaired loans as reported above were $23.6 million as of March 31, 2012 and $26.9 million as of March 31, 2011.

March 31, 2011

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

Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, changes in the relative difference between short and long-term interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, including levels of non-performing assets, demand for loan products, deposit flows, competition, demand for financial services in our market area, our operating costs and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not place undue influence on these statements.

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

Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, with the exception of fully raising our capital levels to the required levels. Management continues to work toward the achievement of the required capital levels through:

1.	Returning the Bank to profitability - As the bank returns to profitability, net income increases the level of capital in the Bank, resulting in improved capital ratios.

2.	Reducing the size of the Bank. - With a decrease in the assets and liabilities of the Bank, capital as a percent of assets increases. This contributes to the improvement of the capital ratios.

3.	Conducting a formal capital raise - the Bank is working with investment banking firms to develop a strategy for a formal capital raise. The timing of the capital raise will be affected by the status of the economy and the private equity markets. Based on current conditions, the Bank anticipates initiating the formal capital raise no earlier than the second quarter of 2012.

Management continues to focus on the improvement of credit quality at the Bank, and has completed four comprehensive external loan reviews over the last twenty four months, with no recommendations for additional loan loss provisions or charge-offs, and no identification of material weaknesses in the credit approval or administration processes. Likewise, the Bank retained the services of Rehmann Consulting to conduct the Bank’s internal audit function, a task which had previously been performed by a Bank employee. Since retaining Rehmann, the firm has performed three comprehensive internal audits, in compliance with Sarbanes Oxley standards, and has found no material weaknesses in the Bank’s policies and procedures.

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from $16.4 million at March 31, 2011 to $11.9 million at March 31, 2012. This constitutes a 27.4% drop in non-performing assets over a 12 month period.

While continuing the focus on the reduction in problem loans, the Bank has also pursued the development of additional sources of fee income. Since January of 2011, the Bank has opened new residential loan production offices in Portage, Okemos, St. Joseph, Battle Creek, Grand Rapids, and Jackson, Michigan, with an additional loan production office in Angola, Indiana. Management has identified a number of additional markets in Michigan and Indiana where residential loan production offices will be opened over the next six to twelve months. Each of these offices also has the potential to add commercial lenders and investment advisors as the market conditions may merit. Commercial lenders have been added to the Grand Rapids and Okemos, Michigan offices.

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

FINANCIAL CONDITION

Summary

Our total assets increased by $7.2 million, or 3%, to $215.3 million at March 31, 2012 compared to $208.1 million at December 31, 2011. Loans, excluding loans held for sale, totaled $144.4 million at March 31, 2012, down 2.74% from $148.5 million at December 31, 2011.

Securities

Securities increased to $13.2 million at March 31, 2012 compared to $12.5 million at December 31, 2011. The increase was attributable to the purchase of $1.0 million in U.S. agency securities. The yield on investment securities has decreased to 1.90% during the three months ended March 31, 2012 from 3.57% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio decreased by $4.1 million, or 2.74%, from $148.5 million at December 31, 2011 to $144.4 million at March 31, 2012. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$76,328	51.3	$78,500	51.2
Multi-family	758	0.5	765	0.5
Commercial	54,027	36.3	54,308	35.4
Construction or development	1,806	1.2	1,639	1.1

Total real estate loans	132,919	89.4	135,212	88.1
Other loans:
Consumer loans:
Home equity	9,639	6.5	10,499	6.8
Other	2,317	1.6	2,516	1.6

Total consumer loans	11,956	8.0	13,015	8.5
Commercial Business Loans	3,879	2.6	5,212	3.4

Total other loans	15,835	10.6	18,227	11.9

Total Loans	148,754	100.0%	153,439	100.0%

Allowance for loan losses	4,062		4,656
Less: Net deferred loan fees	268		288

Total Loans, net	$144,424		$148,495

One-to-four family loans decreased $2.2 million from year end 2011 as a result of the Bank’s continued strategy to sell a greater portion of new one- to-four family loan originations. Commercial real estate loans and construction loans decreased $114,000 or .20%.

The allowance for loan losses was $4.1 million at March 31, 2012 compared to $4.7 million at December 31, 2011, a decrease of $600,000. Net charge offs totaled $623,000 compared to $599,000 for the same period a year ago. Net charge offs year to date consisted of primarily one-to-four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits increased $10.5 million, or 6.0%, from $174.2 million at December 31, 2011 to $184.7 million at March 31, 2012. The rise in deposits included increases of $6.1 million in demand checking and savings accounts, $673,000 in certificates of deposits and $3.8 million in interest bearing checking and money market accounts.

We have used brokered certificates of deposit to diversify our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. Due to the fact that the Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, it may not obtain new brokered funds as a funding source without prior approval of the FDIC and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits. The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points. We have compared the Bank’s current rates with the national rate caps and reduced any rates over the rate cap to fall within those caps. There has been no material impact to our deposit balances resulting from the rate caps.

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances decreased $3.0 million to $17.2 million during the three months ended March 31, 2012 compared $20.2 million at December 31, 2011. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $10.6 million at March 31, 2012 compared to $11.1 million at December 31, 2011. This represents 4.93% and 5.35% of total assets at March 31, 2012 and December 31, 2011, respectively. Decreases in equity for the three months ended March 31, 2012 included net losses of $401,000 and $100,000 in accrued dividend payments and accrued interest on dividend payments on the Preferred stock. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At March 31, 2012 the dividend payable to the Treasury Department totaled $816,000. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock, (see further discussion under “Capital Resources”).

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses decreased $103,000 for the quarter ended March 31, 2012 compared to the same period in 2011.

The net interest margin for the first quarter of 2012 increased 38 basis points to 3.35% compared to 2.97% for the same period in 2011. The improvement in the margin is largely due to reduction in wholesale funding. The bank has focused on repaying Federal Home Loan Bank Advances and allowing Brokered Certificates of Deposit to mature. The increased level of nonperforming loans and the associated nonaccrual interest adjustment have also significantly impacted the margin. The yield on loans has decreased to 5.75% for the quarter compared to 5.85% for the same period in 2011.

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

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$27,866	$10	0.14%	$38,120	$1	0.01%
Investment securities	14,775	70	1.90	11,023	97	3.57
Other securities	3,346	23	2.76	3,802	21	2.24
Loans receivable	153,662	2,202	5.75	186,362	$2,689	5.85

Total earning assets	$199,649	$2,305	4.63	$239,307	$2,808	4.76

Demand and NOW Accounts	48,132	2	0.02	$42,407	$9	0.09
Money market accounts	35,740	32	0.36	40,139	49	0.50
Savings accounts	21,747	5	0.09	21,081	6	0.12
Certificates of deposit	76,687	379	1.98	101,519	619	2.47
Federal Home Loan Bank Advances	18,594	214	4.62	32,716	349	4.33

Total interest bearing liabilities	$200,900	$632	1.26	$237,862	$1,032	1.76

Net interest income		$1,673			$1,776

Net interest spread			3.37%			3.00%

Net interest margin			3.35%			2.97%

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

	Three Months Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due to			Total Increase (Decrease)
	Rate	Volume	Mix
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$51	$(1)	(41)	9
Investment securities	$(166)	$134	11	(21)
Other securities	$20	$(10)	(7)	2
Loans receivable	$(223)	$(1,914)	1,643	(493)

Total interest-earning assets	$(318)	$(1,791)	$1,606	$(503)

Interest-bearing liabilities
Demand and NOW accounts	$(29)	$5	18	(7)
Money market accounts	$(55)	$(22)	59	(17)
Savings accounts	$(5)	$1	3	(1)
Certificates of deposit	$(498)	$(614)	872	(240)
Federal Home Loan Bank advances	$95	$(611)	381	(135)

Total interest-bearing liabilities	$(492)	$(1,241)	$1,333	$(400)

Net interest income				$(103)

Provision for Loan Losses

The provision for loan losses was $28,000 in the first quarter of 2012 compared to $260,000 for the first quarter of 2011. The reduced level of provision is reflective of management’s efforts in previous periods to identify potential problem loans and establish adequate reserves and/or charge-offs to address those problems. The Company continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $8.3 million at the end of the first quarter of 2012, decreasing from $8.8 million at December 31, 2011. Net charge offs for the quarter ended March 31, 2012 were $623,000 compared to $599,000 for the same period in 2011.

Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $13.2 million at the end of 2011 to $11.9 million as of March 31, 2012. This decrease was largely due to a decrease in real estate in judgment and foreclosed and repossessed properties as the bank focuses on the disposition of properties.

The following table presents non-performing assets and certain asset quality ratios at March 31, 2012 and December 31, 2011.

	March 31,2012	December 31,2011
	(In thousands)
Non-performing loans	$8,271	$8,765
Real estate in judgement	1,486	1,915
Foreclosed and repossessed assets	2,185	2,518

Total non-performing assets	$11,942	$13,198

Non-performing loans to total loans	5.73%	5.90%
Non-performing assets to total assets	5.55%	6.34%
Allowance for loan losses to non-performing loans	49.10%	53.10%
Allowance for loan losses to net loans receivable	2.81%	3.14%

Non-interest Income

Non-interest income for the quarter ended March 31, 2012 decreased $206,000, or 20%, from $1.04 million to $840,000 compared to the same period a year ago. This decrease is attributable to a decrease in other income, which was largely due to the decrease in the gain on sale of repossessed of property.

Net gain on sale of loans increased $130,000 for the quarter ended March 31, 2012 from $158,000 to $288,000 compared to the same period a year ago. The increase is largely due to the increase in one-to-four family residential mortgage refinancing activity. Fees and Service charges decreased $10,000 for the three months ended March 31, 2012 compared to the same period a year ago primarily due to a decrease in fees from overdraft protection program which decreased $12,300, to $236,800 as of March 31, 2012 from $249,000 for the same period a year ago. Management expects income from this program to be less in 2012 than in 2011 due to the regulatory changes that became effective August 15, 2010 with the amendment to Regulation E and the need for customers to “opt in” to the Overdraft Program.

Non-interest Expense

Noninterest expense increased $522,000 for the quarter ended March 31, 2012 compared to the same period a year ago. Salaries and employee benefits increased $212,000. The increase in personnel expense was primarily attributable to the addition of loan originators for new offices opened. Foreclosed property expense increased $154,000, mainly due to an increase in repossessed properties. Professional services increased $46,000 primarily due to increases in consulting services for hiring staff. All other expenses increased $110,000.

Federal Income Tax Expense

An income tax benefit was not recognized for the first three months of 2012. A $138,500 tax benefit for the three months of 2012, primarily associated with the $401,000 net losses before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. A significant component of income tax expense is made up of general tax credits generated each year. Our 2009 tax return is under audit, however there were no findings as of March 31, 2012.

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

At March 31, 2012, the Bank was considered “adequately capitalized” under regulatory guidelines which subjects the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2012 totaled $35.6 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At March 31, 2012 and based on current collateral levels, the Bank could borrow an additional $13.2 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $12.6 million during the three months ended March 31, 2012 compared to an $8.4 million increase for the same period in 2011. The primary sources of cash for the three months ended March 31, 2012 were $8.8 million in proceeds from the sale of mortgage loans, $261,000 maturities of available-for-sale investment securities and $4.5 million of principal loan collections in excess of loan originations and an increase in deposits of $10.5 million compared to $4.7 million increase in deposits, $6.3 million in proceeds from the sale of mortgage loans, $6.9 million of principal loan collections in excess of loan originations and $824,000 in the sale and maturities of available-for-sale investment securities for the three months ended March 31, 2011. The primary uses of cash for the three months ended March 31, 2012 were $9.4 million of mortgage loans originated for sale, and $3.0 million in repayments of FHLB advances, compared to $5.9 million of mortgage loans originated for sale.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2012, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Certificates of deposit	$75,136	$35,587	$32,617	$6,932	$—
FHLB advances	17,175	10,116	7,059	—	—

Total	$92,311	$45,703	$39,676	$6,932	$—

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Commitments to grant loans	$6,481	$6,481	$—	$—	$—
Unfunded commitments under HELOCs	9,452	1,414	2,472	1,302	4,264
Unfunded commitments under Construction loans	179	160	13	1	5
Unfunded commitments under Commercial LOCs	146	142	4	—	—
Letters of credit	—	—	—	—	—

Total	$16,258	$8,197	$2,489	$1,303	$4,269

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of March 31, 2012 were as follows: Tier 1 leverage ratio 5.26%, Tier 1 risk-based capital ratio 8.16%; and total risk-based capital 9.43%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At March 31, 2011, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 2 to the company’s financial statements included in it’s Form 10-K for the year ended December 31, 2011 in connection with uncertainty about the company’s ability to continue as a going concern.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCH COMMUNITY BANCORP, INC.

Date: May 14, 2012	By:	/s/ Richard J. DeVries

Richard J. DeVries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	And:	/s/ Rebecca S. Crabill

Rebecca S. Crabill
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.