Form 10-Q
period 2012-06-30
MONARCH COMMUNITY BANCORP INC
filed 2012-08-13
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 23, 2012, there were 2,049,485 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2012	December 31, 2011
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$11,668	$7,701
Federal Home Loan Bank overnight time and other interest bearing deposits	23,770	16,410

Total cash and cash equivalents	35,438	24,111
Securities - Available for sale	12,983	12,536
Other securities	5,351	5,351
Loans held for sale	745	653
Loans, net	141,663	148,495
Foreclosed assets, net	2,113	4,433
Premises and equipment	3,992	4,004
Core deposit intangible	178	248
Other assets	6,645	8,275

Total assets	$209,108	$208,106

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$24,979	$19,683
Interest bearing	158,601	154,502

Total deposits	183,580	174,185
Federal Home Loan Bank advances	12,175	20,175
Accrued expenses and other liabilities	3,047	2,604

Total liabilities	198,802	196,964
Stockholders’ Equity
Preferred stock - $.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of June 30, 2012	6,767	6,762
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at June 30, 2012 and December 31, 2011	20	20
Additional paid-in capital	21,077	21,077
Retained earnings	(17,207)	(16,334)
Accumulated other comprehensive income	109	77
Unearned compensation	(460)	(460)

Total stockholders’ equity	10,306	11,142

Total liabilities and stockholders’ equity	$209,108	$208,106

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$2,088	$2,622	$4,291	$5,306
Investment securities	96	113	189	231
Federal funds sold and overnight deposits	20	8	30	14

Total interest income	2,204	2,743	4,510	5,551
Interest Expense
Deposits	395	639	814	1,323
Federal Home Loan Bank advances	169	338	384	687

Total interest expense	564	977	1,198	2,010

Net Interest Income	1,640	1,766	3,312	3,541
Provision for Loan Losses	24	3	52	263

Net Interest Income After Provision for Loan Losses	1,616	1,763	3,260	3,278
Non-interest Income
Fees and service charges	429	455	865	902
Loan servicing fees	101	110	208	218
Net gain on sale of loans	385	272	673	430
Other income	248	(109)	258	224

Total non-interest income	1,163	728	2,004	1,774
Non-interest Expense
Salaries and employee benefits	1,386	1,033	2,669	2,104
Occupancy and equipment	276	206	520	448
Data processing	218	209	454	422
Amortization of mortgage servicing rights	94	93	213	189
Professional services	220	186	423	343
Amortization of core deposit intangible	36	36	71	71
NOW account processing	47	49	95	99
ATM/Debit card processing	80	63	143	122
Foreclosed property expense	210	145	452	233
Other general and administrative	486	452	899	804

Total non-interest expense	3,053	2,472	5,939	4,835

Income (Loss) - Before income taxes	(274)	19	(675)	217
Income Taxes	—	—	—	—

Net Income (Loss)	$(274)	$19	$(675)	$217

Dividends and amortization of discount on preferred stock	$98	$89	$198	$177
Net Income (loss) available to common stock	$(372)	$(70)	$(873)	$40

Comprehensive Income
Net Income	$(274)	$19	$(675)	$217
Change in unrealized gain on securities, net of tax and reclassification effects	$52	$64	$32	$78

Comprehensive Income	$(222)	$83	$(643)	$295

Earnings(Loss) Per Share
Basic	$(0.19)	$(0.04)	$(0.44)	$0.02

Diluted	$(0.19)	$(0.04)	$(0.44)	$0.02

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June, 30
	2012	2011
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$(675)	$217
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	531	499
Provision for loan losses	52	263
Stock option expense	—	5
Write down on foreclosed assets	792	1,425
Gain on sale of foreclosed assets	(184)	(100)
Mortgage loans originated for sale	(19,733)	(15,570)
Proceeds from sale of mortgage loans	19,641	15,208
Gain on sale of mortgage loans	(673)	(430)
Earned Stock Compensation	—	19
Net change in:
Deferred loan fees	(19)	(48)
Accrued interest receivable	(45)	193
Other assets	1,467	759
Accrued expenses and other liabilities	492	132

Net cash provided by operating activities	1,646	2,572
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(2,008)	—
Proceeds from maturities of securities	1,565	1,149
Activity in held-to-maturity securities:
Proceeds from maturities of securities		10
Loan originations and principal collections, net	6,774	11,051
Proceeds from sale of foreclosed assets	2,346	1,354
Proceeds from sale of FHLB Stock	—	495
Purchase of premises and equipment	(192)	(51)

Net cash provided by investing activities	8,485	14,008
Cash Flows From Financing Activities
Net increase (decrease) in deposits	9,394	(8,274)
Dividends paid	(198)	—
Repayment of FHLB advances	(8,000)	(6,000)

Net cash provided by financing activities	1,196	(14,274)

Net Increase (Decrease) in Cash and Cash Equivalents	11,327	2,306
Cash and Cash Equivalents - Beginning	24,111	41,974

Cash and Cash Equivalents - End	$35,438	$44,280

Supplemental Cash Flow Information:
Cash paid for:
Interest	1,156	2,077
Noncash investing activities:
Loans transferred to foreclosed assets	698	3,783

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

The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year period.

ALLOWANCE FOR LOAN LOSSES

The appropriateness of the allowance for loan losses is reviewed by management based upon our evaluation of existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in delinquencies, nonperforming loans and foreclosed assets expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that these conditions were believed to have had on the collectability of the loan. Senior management reviews these conditions at least quarterly.

To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. The specific components as mentioned, which relate to identifiable problem credits, are loans classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of the loan.

The allowance also consists of general and unallocated components The general component covers non-classified loans and is based on historical loss experience. Actual losses, which cover an eighteen month historical period, are carried at a weighted average with the most recent nine months weighted 60% and the later weighted 40%. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. Management estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions, and economic trends.

As of June 30, 2011 the residential loan historical loss ratios were increased by .08% to 2.39% based on the particular segment. Multi-family real estate loan historical loss ratios were increased by ..07% to 2.07%. All other commercial real estate loan historical loss ratios were increased .97% to 2.07%. Construction loan historical loss ratios were increased by .04% to .50%, consumer loan historical loss ratios by .50% to .60% and commercial and industrial loan historical loss ratios by .28% to 2.52%. As of June 30, 2012, 17% of the allowance for loan loss reserve was attributable to adjustments to the loss factors. Adjustments were made to the loss factors in the second quarter of 2012 largely due to the segmentation of loans classified as special mention and substandard (but not impaired) in several categories of the loan portfolio and to the elimination of several segments of the commercial loan portfolio that were no longer material. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

The unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

RECLASSIFICATIONS

Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	$7,325	$81	$—	$7,406
U.S. government agency obligations	4,431	21	—	4,452
Mortgage-backed securities	738	52		790
Obligations of states and political subdivisions	324	11	—	335

Total available-for-sale securities	$12,818	$165	$—	$12,983

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	$7,732	$48	$—	$7,780
U.S. government agency obligations	3,423	3	—	3,426
Mortgage-backed securities	938	60	—	998
Obligations of states and political subdivisions	326	6	—	332

Total available-for-sale securities	$12,419	$117	$—	$12,536

There were no proceeds from sales of securities available for sale in the first six months ended June 30, 2011 or 2012.

The amortized cost and fair value of securities available for sale at June 30, 2012 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	June 30, 2012 Available for Sale Securities
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$—	$—
Due from one to five years	3,329	3,352
Due from five to ten years	1,426	1,435
Due after ten years	—	—

Total	4,755	4,787
Mortgage-backed securities	738	790
CMO securities	7,325	7,406

Total available-for-sale securities	$12,818	$12,983

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

Management determined that there were no securities with OTTI at June 30, 2012.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Basic earnings per share
Numerator:
Net Income (Loss)	$(274)	$19	$(675)	$217
Dividends and amortization of discount on preferred stock	98	89	198	177

Net Income (Loss) available to common stock	(372)	(70)	(873)	40

Denominator:
Weighted average common shares outstanding	2,049	2,049	2,049	2,049
Less: Average unallocated ESOP shares	(46)	(56)	(46)	(56)
Less: Average non-vested RRP shares	—	(1)	—	(1)

Weighted average common shares outstanding for basic earnings (loss) per share	2,003	1,992	2,003	1,992

Basic earnings (loss) per share	$(0.19)	$(0.04)	$(0.44)	$0.02

Diluted earnings per share
Numerator:
Net Income (Loss) available to common stock	(372)	(70)	(873)	40

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,003	1,992	2,003	1,992
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,003	1,992	2,003	1,992

Diluted earnings (loss) per share	$(0.19)	$(0.04)	$(0.44)	$0.02

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012, and December 31, 2011, and the valuation techniques used by the Corporation to determine those fair values (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Assets:
June 30, 2012-Investment Securities
Collateralized Mortgage obligations	$—	$7,406	$—	$7,406
U.S. government agency obligations	—	4,452	—	4,452
Mortgage-backed securities	—	790	—	790
Obligations of states and political subdivisions	—	335	—	335

	$—	$12,983	$—	$12,983

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
December 31, 2011-Investment Securities
Collateralized Mortgage obligations	$—	$7,780	$—	$7,780
U.S. government agency obligations	—	3,426	—	3,426
Mortgage-backed securities	—	998	—	998
Obligations of states and political subdivisions	—	332	—	332

	$—	$12,536	$—	$12,536

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2012 and 2011 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2012 and

2011 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	$5,767	$—	$—	$5,767
Foreclosed Assets	$2,113	$—	$—	$2,113

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	$7,975	$—	$—	$7,975
Foreclosed Assets	$4,433	$—	$—	$4,433

The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a specific reserve is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals obtained at least annually and discounted per current market conditions). Management reviews the impaired loans no less than quarterly for potential additional impairment and when there is little prospect of collecting principal or interest, loans or portions thereof may be charged off to the allowance for loan losses. Losses are recognized in the period a debt becomes uncollectible. The recognition of a loss does not mean that the loan has no recovery or salvage value, but rather it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future.

Foreclosed assets, which include real estate owned and real in estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of June 30, 2012 the Corporation held $2.1 million in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $4.4 million in foreclosed assets as of December 31, 2011. No assets were redeemed in 2011 or in the six months of 2012.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of June 30, 2012 and December 31, 2011. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	35,438	35,438	—	—	35,438
Securities - Available for sale	12,983	—	12,983	—	12,983
Other securities	5,351	—	5,351	—	5,351
Loans held for sale	745	—	763	—	763
Net loans	141,663	—	—	145,793	145,793
Accrued interest and late charges receivable	395	—	395	—	395
Liabilities:
Deposits	183,580	—	185,251		185,251
Federal Home Loan Bank advances	12,175	—	12,383		12,383
Accrued interest payable	171	—	171	—	171

	December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	24,111	24,111	—	—	24,111
Securities - Available for sale	10,555	—	12,536	—	12,536
Other securities	5,351	—	5,351	—	5,351
Loans held for sale	653	—	662	—	662
Net loans	148,495	—	—	156,794	156,794
Accrued interest and late charges receivable	431	—	431	—	431
Liabilities:
Deposits	174,185	—	175,720	—	175,720
Federal Home Loan Bank advances	20,175	—	20,566	—	20,566
Accrued interest payable	213	—	213	—	213

NOTE 5 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated (000’s):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	74,178	50.9	78,500	51.2
Multi-family	1,333	0.9	765	0.5
Commercial	52,806	36.2	54,308	35.4
Construction or development	2,271	1.6	1,639	1.1

Total real estate loans	130,588	89.6	135,212	88.2
Other loans:
Consumer loans:
Home equity	9,188	6.3	10,499	6.8
Other	2,173	1.5	2,516	1.6

Total consumer loans	11,361	7.8	13,015	8.4
Commercial Business Loans	3,749	2.6	5,212	3.4

Total other loans	15,110	10.4	18,227	11.8

Total Loans	145,698	100.0%	153,439	100.0%

Allowance for loan losses	3,766		4,656
Less: Net deferred loan fees	269		288

Total Loans, net	141,663		148,495

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

A loan is considered impaired when it is probable that the Corporation will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the agreement. All impaired loans are also classified as nonaccrual loans unless they are deemed to be impaired solely due to their status as a troubled debt restructure and, 1) the borrower is not past due or, 2) there is verifiable adequate cash flow to support the restructured debt service or, 3) there is an adequate collateral valuation supporting the restructured loan.

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 are as follows (000’s):

	June 30, 2012
	30-59 Days Past Due	60-89 DaysPast Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$22	$—	$180	$202	$3,547	$3,749
Commercial Real Estate:
Multi-family	451	—	—	451	882	1,333
Commercial Real Estate - other	180	—	4,863	5,043	47,763	52,806
Consumer:
Consumer - other	142	9	—	151	11,069	11,220
Consumer - auto	—	—	—	—	141	141
Residential:
Residential - prime	163	1,213	176	1,552	57,711	59,263
Residential - subprime	198	233	47	478	14,437	14,915
Construction:
Construction - prime	—	—	—	—	2,271	2,271
Construction - subprime	—	—	—	—	—	—

Total	$1,156	$1,455	$5,266	$7,877	$137,821	$145,698

	December 31, 2011
	30-59 Days Past Due	60-89 DaysPast Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$147	$—	$1,166	$1,313	$3,899	$5,212
Commercial Real Estate:
Multi-family	—	—	—	—	765	765
Commercial Real Estate - other	105	246	3,016	3,367	50,941	54,308
Consumer:
Consumer - other	74	—	—	74	12,814	12,888
Consumer - auto	—	—	—	—	127	127
Residential:
Residential - prime	632	105	478	1,215	62,094	63,309
Residential - subprime	216	123	67	406	14,785	15,191
Construction:
Construction - prime	—	—	—	—	1,639	1,639
Construction - subprime	—	—	—	—	—	—

Total	$1,174	$474	$4,727	$6,375	$147,064	$153,439

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

The following table represents the risk category of loans by class based on the analysis performed as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
	2012	2012	2012
0	—	33	1,903
1-2	—	—	15
3	76	133	1,902
4	2,967	614	28,675
5	243	103	1,578
6	463	450	17,671
7	—	—	1,062

Total	$3,749	$1,333	$52,806

	December 30, 2011
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
	2011	2011	2011
0	—	34	2,542
1-2	—	—	—
3	112	154	2,548
4	3,082	18	29,583
5	435	105	2,376
6	466	454	15,551
7	1,117	—	1,708

Total	$5,212	$765	$54,308

For consumer residential real estate, and other, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of June 30, 2012 and December 31, 2011 (in thousands).

	June 30, 2012
	Residential - Prime	Residential - Subprime
Grade
Pass	57,711	14,437
Substandard	1,552	478

Total	59,263	14,915

	Consumer - Other	Consumer - Auto
Performing	11,069	141
Nonperforming	151	—

Total	11,220	141

Construction - Prime
Performing	2,271
Nonperforming	—

Total	2,271

	December 30, 2011
	Residential - Prime	Residential - Subprime
Grade
Pass	62,895	15,027
Substandard	414	164

Total	63,309	15,191

	Consumer - Other	Consumer - Auto
Performing	12,798	127
Nonperforming	90	—

Total	12,888	127

Construction - Prime
Performing	1,639
Nonperforming	—

Total	1,639

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011 (in thousands).

June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$385	$450	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—
Commercial Real Estate - other	10,445	16,029	—
Consumer:
Consumer - other	236	236	—
Consumer - auto	—	—	—
Residential:
Residential - prime	2,616	2,795	—
Residential - subprime	4,860	4,860	—
With an allowance recorded:
Commercial	—	—	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	464	51
Commercial Real Estate - other	4,158	4,905	124
Consumer:
Consumer - other	—	—	—
Consumer - auto	—	—	—
Residential:
Residential - prime	462	485	131
Residential - subprime	—	—	—

Total
Commercial	$15,438	$21,848	$175

Consumer	$236	$236	$—

Residental	$7,938	$8,140	$131

December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$404	$454	$—
Commercial Real Estate:
Commercial Real Estate - Mulit - family	—	—	—
Commercial Real Estate - other	8,783	14,052	—
Consumer:
Consumer - other	260	260	—
Consumer - auto	—	—	—
Residential:
Residential - prime	2,469	2,478	—
Residential - subprime	4,879	4,879	—
With an allowance recorded:
Commercial	—	—	—
Commercial Real Estate:
Commercial Real Estate - Multi - family	454	467	35
Commercial Real Estate - other	6,445	6,958	480
Consumer:
Consumer - other	—	—	—
Consumer - auto	—	—	—
Residential:
Residential - prime	131	149	81
Residential - subprime	—	—	—

Total
Commercial	$16,086	$21,931	$515

Consumer	$260	$260	$—

Residental	$7,479	$7,506	$81

The following table presents loans individually evaluated for impairment by class of loans for the three months ended June 30, 2012 and June 30, 2011 (in thousands).

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$451	$—	$1,877	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—	—
Commercial Real Estate - other	14,632	62	15,794	43
Consumer:
Consumer - other	236	3	364	5
Consumer - auto	—	—	—	—
Residential:
Residential - prime	2,745	33	3,507	36
Residential - subprime	4,826	82	4,982	86
With an allowance recorded:
Commercial	—	—	64	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	6	454	6
Commercial Real Estate - other	4,709	35	4,966	54
Consumer:
Consumer - other	—	—	—	—
Consumer - auto	—	—	—	—
Residential:
Residential - prime	485	6	626	—
Residential - subprime	—	—	—	—

Total
Commercial	$20,242	$103	$23,155	$103

Consumer	$236	$3	$364	$5

Residental	$8,056	$121	$9,115	$122

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2012 and June 30, 2011 (in thousands).

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$452	$—	$1,879	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—	—
Commercial Real Estate - other	14,632	123	15,831	84
Consumer:
Consumer - other	236	6	364	11
Consumer - auto	—	—	—	—
Residential:
Residential - prime	2,746	66	3,524	72
Residential - subprime	4,826	164	4,982	172
With an allowance recorded:
Commercial	—	—	65	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	11	454	11
Commercial Real Estate - other	4,710	70	4,967	108
Consumer:
Consumer - other	—	—	—	—
Consumer - auto	—	—	—	—
Residential:
Residential - prime	487	12	631	—
Residential - subprime	—	—	—	—

Total
Commercial	$20,244	$204	$23,196	$203

Consumer	$236	$6	$364	$11

Residental	$8,059	$242	$9,137	$244

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents by class, the recorded investment in loans and leases on non-accrual status as of June 30, 2012 and December 31, 2011(in thousands).

Financing Receivables on Nonaccrual Status

June 30, 2012
Commercial	$385
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	5,276
Consumer:
Consumer - other	—
Consumer - auto	—
Residential:
Residential - prime	365
Residential - subprime	47
Construction
Construction - prime	—
Construction - subprime	—

Total	$6,073

Financing Receivables on Nonaccrual Status

December 31, 2011
Commercial	$1,521
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	6,278
Consumer:
Consumer - other	—
Consumer - auto	—
Residential:
Residential - prime	786
Residential - subprime	180
Construction
Construction - prime	—
Construction - subprime	—

Total	$8,765

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

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of June 30, 2012 there have been no loans in which the TDR designation has been removed.

The following table represents the modifications completed during the three months ended June 30, 2012 (in thousands).

Modifications
Three Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$50	$50
Commercial real estate:
Commercial Real Estate - mulit-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - other	—	—	—
Consumer - auto	—	—	—
Residential:
Residential - prime	3	306	307
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—

Total	4	$356	$357

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
That Subsequently Defaulted
Commercial	—	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—	—
Commercial Real Estate - other	—	—
Consumer:
Consumer - other	1	2
Consumer - auto	—	—
Residential:
Residential - prime	—	—
Residential - subprime	—	—
Construction
Construction - prime	—	—
Construction - subprime	—	—

	1	$2

The following table represents the modifications completed during the six months ended June 30, 2012 (in thousands).

Modifications
Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$50	$50
Commercial real estate:
Commercial Real Estate - mulit-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - other	—	—	—
Consumer - auto	—	—	—
Residential:
Residential - prime	6	852	865
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—

Total	7	$902	$915

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—	—
Commercial Real Estate - other	—	—
Consumer:
Consumer - other	1	2
Consumer - auto	—	—
Residential:
Residential - prime	2	98
Residential - subprime	—	—
Construction
Construction - prime	—	—
Construction - subprime	—	—

	3	$100

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analysis related to the allowance for credit losses (in thousands) for the three months ended June 30, 2012 and 2011 is as follows (000’s):

For the three months ended June 30, 2012

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	35	1,384	74	205	1,629	679	55	4,061
Charge-Offs	—	(40)	—	(80)	(257)	(47)	—	(424)
Recoveries	—	18	—	69	15	3	—	105
Provision	(18)	(360)	54	29	283	72	(36)	24

Ending Balance	17	1,002	128	223	1,670	707	19	3,766

Ending Balance: individually evaluated for impairment	—	124	51	—	131	—	—	306

Ending Balance: collectively evaluated for impairment	17	878	77	223	1,539	707	19	3,460

For the three months ended June 30, 2011

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	130	1,604	289	379	3,594	458	57	6,511
Charge-Offs	(57)	(81)	(109)	(59)	(327)	(66)	—	(699)
Recoveries	—	—	—	44	23	35	—	102
Provision	43	(81)	126	(34)	(385)	360	(26)	3

Ending Balance	116	1,442	306	330	2,905	787	31	5,917

Ending Balance: individually evaluated for impairment	20	202	—	—	292	—	—	514

Ending Balance: collectively evaluated for impairment	96	1,240	306	330	2,613	787	31	5,403

Analysis related to the allowance for credit losses (in thousands) for the six months ended June 30, 2012 and 2011 is as follows:

For the Six Months Ended June 30, 2012

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	45	1,262	45	259	2,280	664	101	4,656
Charge-Offs	—	(212)	—	(137)	(655)	(122)	—	(1,126)
Recoveries	3	32	—	127	19	3	—	184
Provision	(31)	(80)	83	(26)	26	162	(82)	52

Ending Balance	17	1,002	128	223	1,670	707	19	3,766

Ending Balance: individually evaluated for impairment	—	124	51	—	131	—	—	306

Ending Balance: collectively evaluated for impairment	17	878	77	223	1,539	707	19	3,460

For the six months ended June 30, 2011

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$71	$1,790	$474	$503	$3,495	$458	$59	6,850
Charge-Offs	(60)	(99)	(286)	(159)	(740)	(255)	(13)	(1,612)
Recoveries	7	228	—	113	27	41	—	416
Provision	98	(477)	118	(127)	123	543	(15)	263

Ending Balance	116	1,442	306	330	2,905	787	31	5,917

Ending Balance: individually evaluated for impairment	20	202	—	—	292	—	—	514

Ending Balance: collectively evaluated for impairment	96	1,240	306	330	2,613	787	31	5,403

The allowance for loan losses was $3.7 million at June 30, 2012 representing 2.66% of total loans, compared to $4.7 million at December 31, 2011 or 3.14% of total loans. The allowance for loan losses to non-performing loans ratio was 62% at June 30, 2012 compared to 53.1% at December 31, 2011. At June 30, 2012 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for financing receivables (in thousands) for the six months ended June 30, 2012 and December 31, 2011 is as follows:

June 30, 2012

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
FINANCING RECEIVABLES:
Ending Balance	3,749	52,806	1,333	11,361	59,263	14,915	2,271	145,698

Ending Balance: individually evaluated for impairment	385	14,603	450	236	3,078	4,860	—	23,612

Ending Balance: collectively evaluated for impairment	3,364	38,203	883	11,125	56,185	10,055	2,271	122,086

December 31, 2011

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
FINANCING RECEIVABLES:
Ending Balance	5,212	54,308	765	13,015	63,309	15,191	1,639	153,439

Ending Balance: individually evaluated for impairment	404	15,228	454	260	2,600	4,879	—	23,825

Ending Balance: collectively evaluated for impairment	4,808	39,080	311	12,755	60,709	10,312	1,639	129,614

The Corporation’s charge-off policy which meets regulatory minimums has not required any revisions during the first quarter of 2012. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met. Total impaired loans as reported above were $23.6 million as of June 30, 2012 and $23.8 million as of December 30, 2011.

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

Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, with the exception of fully raising our capital levels to the required levels. Management continues to work toward the achievement of the required capital levels through:

1.	Returning the Bank to profitability – As the bank returns to profitability, net income will increase the level of capital in the Bank, resulting in improved capital ratios. Currently, the reduced earning asset level of the bank has limited the interest income available to the bank. This lower level of interest income, combined with the elevated costs of managing higher levels of problem loans, has led to the quarterly losses. Management has embarked on a strategy to stem the reduction in earning assets by expanding the commercial lending activities. In the month of June, these efforts were manifested in the level of earning assets, which rose above the previous month’s level. This is the first month in over two years since earning assets have increased.

Management has also embarked on a strategy to grow income through the generation of fee income from residential lending activities (see discussion below). In that regard, the bank has opened a number of residential loan production offices and hired mortgage originators to support this strategy. Because it requires 4-6 months for a mortgage originator to build a profitable pipeline of business, the bank is incurring the costs of starting up the new offices and hiring the new mortgage originators without immediate offsetting revenue. Management expects the future revenue stream from this activity to generate a positive net income from this activity.

2.	Conducting a formal capital raise – the Bank is working with investment banking firms to develop a strategy for a formal capital raise. The timing of the capital raise will be affected by the status of the economy and the private equity markets. Based on current conditions, the Bank anticipates initiating the formal capital raise no earlier than the third quarter of 2012.

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

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from a peak of $26.4 million at September 30, 2010 to $8.2 million at June 30, 2012. This constitutes of reduction of $18.2 million or 68.9% in problem assets.

While continuing the focus on the reduction in problem loans, the Bank has also pursued the development of additional sources of fee income. Since January of 2011, the Bank has opened new residential loan production offices in Kalamazoo, East Lansing, St. Joseph, Battle Creek, Grand Rapids, Brighton, and Jackson, Michigan, with an additional loan production office in Angola, Indiana. Management has identified a number of additional markets in Michigan and Indiana where residential loan production offices could be opened over the next six to twelve months. Each of these offices also has the potential to add commercial lenders and investment advisors as the market conditions may merit. Commercial lenders have been added to the Grand Rapids and Okemos, Michigan offices.

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

4. A continued exploration of acquisition opportunities, where markets and synergies combine for the potential of enhanced shareholder value. Clearly, we will not pursue opportunities in this realm until sufficient capital has been raised for the bank.

FINANCIAL CONDITION

Summary

Our total assets increased by $1.0 million, or .48%, to $209.1 million at June 30, 2012 compared to $208.1 million at December 31, 2011. Loans, excluding loans held for sale, totaled $141.7 million at June 30, 2012, down 4.8% from $148.5 million at December 31, 2011.

Securities

Securities increased to $13.0 million at June 30, 2012 compared to $12.5 million at December 31, 2011. The increase was attributable to the purchase of $1.0 million in U.S. agency securities. The yield on investment securities has decreased to 2.23% during the six months ended June 30, 2012 from 3.58% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio decreased by $6.8 million, or 4.8%, from $148.5 million at December 31, 2011 to $141.7 million at June 30, 2012. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	74,178	50.9	78,500	51.2
Multi-family	1,333	0.9	765	0.5
Commercial	52,806	36.2	54,308	35.4
Construction or development	2,271	1.6	1,639	1.1

Total real estate loans	130,588	89.6	135,212	88.2
Other loans:
Consumer loans:
Home equity	9,188	6.3	10,499	6.8
Other	2,173	1.5	2,516	1.6

Total consumer loans	11,361	7.8	13,015	8.4
Commercial Business Loans	3,749	2.6	5,212	3.4

Total other loans	15,110	10.4	18,227	11.8

Total Loans	145,698	100.0%	153,439	100.0%

One-to-four family loans decreased $4.3 million from year end 2011 as a result of the Bank’s continued strategy to sell a greater portion of new one- to-four family loan originations. Commercial real estate loans and construction loans decreased $870,000 or 1.56%.

The allowance for loan losses was $3.8 million at June 30, 2012 compared to $4.7 million at December 31, 2011, a decrease of $900,000. Net charge offs totaled $943,000 compared to $1.2 million for the same period a year ago. Net charge offs year to date consisted of primarily one-to-four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits increased $9.4 million, or 5.4%, from $174.2 million at December 31, 2011 to $183.6 million at June 30, 2012. The rise in deposits included increases of $8.1 million in demand checking and savings accounts and $2.3 million in interest bearing checking and money market accounts which was offset by a decrease of $1.0 million in certificates of deposits.

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

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances decreased $8.0 million to $12.2 million during the six months ended June 30, 2012 compared $20.2 million at December 31, 2011. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $10.3 million at June 30, 2012 compared to $11.1 million at December 31, 2011. This represents 4.93% and 5.35% of total assets at June 30, 2012 and December 31, 2011, respectively. Decreases in equity for the six months ended June 30, 2012 included net losses of $675,000 and $198,000 in accrued dividend payments and accrued interest on dividend payments on the Preferred stock. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At June 30, 2012 the dividend payable to the Treasury Department totaled $902,000. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock, (see further discussion under “Capital Resources”).

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses decreased $126,000 for the quarter ended June 30, 2012 compared to the same period in 2011.

The net interest margin for the second quarter of 2012 increased 31 basis points to 3.31% compared to 3.0% for the same period in 2011. The improvement in the margin is largely due to reduction in wholesale funding. The bank has focused on repaying Federal Home Loan Bank Advances and allowing Brokered Certificates of Deposit to mature. The net interest margin for the six months ended June 30, 2012 increased 36 basis points to 3.34% compared to 2.98% for the same period in 2011.

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

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$30,272	$30	0.20%	$40,398	$14	0.07%
Investment securities	12,755	142	2.23	10,812	192	3.58
Other securities	5,320	47	1.77	3,744	39	2.10
Loans receivable	150,095	4,291	5.73	182,597	5,306	5.86

Total earning assets	$198,442	$4,510	4.56	$237,551	$5,551	4.71

Demand and NOW Accounts	49,084	4	0.02	44,475	17	0.08
Money market accounts	35,644	63	0.35	40,012	98	0.49
Savings accounts	22,222	10	0.09	21,773	12	0.11
Certificates of deposit	75,617	737	1.95	99,099	1,195	2.43
Federal Home Loan Bank Advances	16,971	384	4.54	31,533	687	4.39

Total interest bearing liabilities	$199,538	$1,198	1.20	$236,892	$2,009	1.71

Net interest income		$3,312			$3,542

Net interest spread			3.35%			3.00%

Net interest margin			3.34%			2.98%

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

	Six Months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to			Total Increase
	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$52	$(7)	$(45)	$16
Investment securities	$(146)	$70	26	$(50)
Other securities	$(12)	$33	(13)	$8
Loans receivable	$(231)	$(1,905)	1,120	$(1,015)

Total interest-earning assets	$(337)	$(1,809)	$1,088	$(1,041)

Interest-bearing liabilities
Demand and NOW accounts	(27)	4	10	(13)
Money market accounts	(56)	(22)	42	(35)
Savings accounts	(5)	0	2	(2)
Certificates of deposit	(473)	(571)	586	(458)
Federal Home Loan Bank advances	46	(640)	291	(303)

Total interest-bearing liabilities	$(515)	$(1,229)	$931	$(811)

Net interest income				$(230)

Provision for Loan Losses

The provision for loan losses was $24,000 in the second quarter of 2012 compared to $3,000 for the second quarter of 2011. The provision for loan losses was $52,000 in the six months ended June 2012 compared to $263,000 for the same period a year ago. The reduced level of provision is reflective of management’s efforts in previous periods to identify potential problem loans and establish adequate reserves and/or charge-offs to address those problems. Non-performing loans totaled $6.1 million as of June 30, 2012, decreasing from $8.8 million at December 31, 2011. Net charge offs for the six months ended June 30, 2012 were $943,000 compared to $1.2 million for the same period in 2011.

Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $13.2 million at the end of 2011 to $8.2 million as of June 30, 2012. This decrease was largely due to a decrease in real estate in judgment and foreclosed and repossessed properties as the bank focuses on the disposition of properties.

The following table presents non-performing assets and certain asset quality ratios at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Non-performing loans	$6,073	$8,765
Real estate in judgment	748	1,915
Foreclosed and repossessed assets	1,365	2,518

Total non-performing assets	$8,186	$13,198

Non-performing loans to total loans	4.17%	5.71%
Non-performing assets to total assets	3.91%	6.34%
Allowance for loan losses to non-performing loans	62.00%	53.10%
Allowance for loan losses to net loans receivable	2.66%	3.14%

Non-interest Income

Non-interest income for the quarter ended June 30, 2012 increased $435,000, or 60%, from $728,000 to $1.2 million compared to the same period a year ago. This increase is attributable to a increase in other income, which was largely due to the increase in the gain on sale of repossessed of property.

Net gain on sale of loans increased $113,000 for the quarter ended June 30, 2012 from $272,000 to $385,000 compared to the same period a year ago. The increase is largely due to the increase in one-to-four family residential mortgage refinancing activity. Fees and Service charges decreased $26,000 for the quarter ended June 30, 2012 compared to the same period a year ago primarily due to a decrease in fees from overdraft protection program which decreased $20,000, to $245,000 as of June 30, 2012 from $265,000 for the same period a year ago. Management expects income from this program to be less in 2012 than in 2011 due to the regulatory changes that became effective August 15, 2010 with the amendment to Regulation E and the need for customers to “opt in” to the Overdraft Program.

Non-interest income for the six months ended June 30, 2012 increased $230,000, or 13%, from $1.8 million to $2.0 million compared to the same period a year ago. This is mainly attributable to a increase in gain on sale of loans.

Net gain on sale of loans increased $243,000 for the six months ended June 30, 2012 from $430,000 to $673,000 compared to the same period a year ago. Fees and Service charges decreased $37,000 for the six months ended June 30, 2012 compared to the same period a year ago primarily due to a decrease in fees from our overdraft program as mentioned previously. Other income increased $34,000 for the six months ended June 30, 2012 compared to a year ago.

Non-interest Expense

Noninterest expense increased $581,000 for the quarter ended June 30, 2012 compared to the same period a year ago. Salaries and employee benefits increased $353,000. The increase in personnel expense was primarily attributable to the addition of loan originators for new offices opened. Occupancy expense increased $70,000 due to the additional offices opened. Foreclosed property expense increased $65,000, mainly due to continued efforts to aggressively dispose of properties. Professional services increased $34,000. All other expenses increased $59,000.

Noninterest expense increased $1.1 million for the six months ended June 30, 2012 compared to the same period a year ago. Salaries and employee benefits increased $565,000. Occupancy expense increased $72,000 due to the additional offices opened. Foreclosed property expense increased $219,000, mainly due to continued efforts to aggressively dispose of properties. Professional services increased $80,000. Other general and administrative expenses increased $95,000 year over year largely due to increases in costs for the additional staff such has training, travel and lodging and meals and entertainment. The increase in other general and administrative also included increases in office supplies needed for the new loan origination offices. All other expenses increased $73,000.

Federal Income Tax Expense

An income tax benefit was not recognized for the first three months of 2012. A $236,000 tax benefit for the six months of 2012, primarily associated with the $674,000 net losses before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. A significant component of income tax expense is made up of general tax credits generated each year. Our 2009 tax return is under audit, however there were no findings as of June 30, 2012.

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

At June 30, 2012, the Bank was considered “adequately capitalized” under regulatory guidelines which subjects the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2012 totaled $38.7 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At June 30, 2012 and based on current collateral levels, the Bank could borrow an additional $17.9 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $11.3 million during the six months ended June 30, 2012 compared to a $2.3 million increase for the same period in 2011. The primary sources of cash for the six months ended June 30, 2012 were $19.6 million in proceeds from the sale of mortgage loans, $1.6 million maturities of available-for-sale investment securities and $6.8 million of principal loan collections in excess of loan originations and an increase in deposits of $9.4 million compared to, $15.2 million in proceeds from the sale of mortgage loans, $11.1 million of principal loan collections in excess of loan originations and $1.1 million in the sale and maturities of available-for-sale investment securities for the six months ended June 30, 2011. The primary uses of cash for the six months ended June 30, 2012 were $19.7 million of mortgage loans originated for sale, and $8.0 million in repayment of FHLB advances, compared to $15.6 million of mortgage loans originated for sale, $6.0 million in repayment of FHLB advances and a decrease in deposits of $8.3 million.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2012, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Certificates of deposit	$73,429	$38,697	$28,947	$5,785	$—
FHLB advances	12,175	5,116	7,059	—	—

Total	$85,604	$43,813	$36,006	$5,785	$—

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Commitments to grant loans	$9,094	$9,094	$—	$—	$—
Unfunded commitments under HELOCs	8,584	1,319	2,448	1,136	3,681
Unfunded commitments under Contruction loans	482	467	15	—	—
Unfunded commitments under
Commercial LOCs	143	142	1	—	—
Letters of credit	—	—	—	—	—

Total	$18,303	$11,022	$2,464	$1,136	$3,681

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of June 30, 2012 were as follows: Tier 1 leverage ratio 5.22%, Tier 1 risk-based capital ratio 8.32%; and total risk-based capital 9.58%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At June 30, 2012, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 2 to the company’s financial statements included in it’s Form 10-K for the year ended December 31, 2011 in connection with uncertainty about the company’s ability to continue as a going concern.

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

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management.

The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	MINE SAFETY DISCLOSURES

Item 5.	OTHER INFORMATION

Not applicable

Item 6.	EXHIBITS

See the index to exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Date: August 13, 2012	By:	/s/ RICHARD J. DEVRIES
Richard J. DeVries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	And:	/s/ REBECCA S. CRABILL
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.

101	XBRL Interactive Data File