Form 10-Q
period 2012-09-30
MONARCH COMMUNITY BANCORP INC
filed 2012-11-14
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 25, 2012, there were 2,049,485 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2012	December 31, 2011
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$11,142	$7,701
Federal Home Loan Bank overnight time and other interest bearing deposits	12,885	16,410

Total cash and cash equivalents	24,027	24,111
Securities - Available for sale	12,353	12,536
Other securities	5,351	5,351
Loans held for sale	2,132	653
Loans, net	137,702	148,495
Foreclosed assets, net	1,776	4,433
Premises and equipment	4,042	4,004
Core deposit intangible	143	248
Other assets	6,942	8,275

Total assets	$194,468	$208,106

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$18,602	$19,683
Interest bearing	155,847	154,502

Total deposits	174,449	174,185
Federal Home Loan Bank advances	7,175	20,175
Accrued expenses and other liabilities	3,125	2,604

Total liabilities	184,749	196,964

Stockholders’ Equity
Preferred stock - $.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of September 30, 2012	6,770	6,762
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at September 30, 2012 and December 31, 2011	20	20
Additional paid-in capital	21,077	21,077
Retained earnings	(17,822)	(16,334)
Accumulated other comprehensive income	134	77
Unearned compensation	(460)	(460)

Total stockholders’ equity	9,719	11,142

Total liabilities and stockholders’ equity	$194,468	$208,106

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$2,003	$2,416	$6,294	$7,723
Investment securities	93	113	282	353
Federal funds sold and overnight deposits	5	12	34	16

Total interest income	2,101	2,541	6,610	8,092

Interest Expense
Deposits	370	579	1,184	1,901
Federal Home Loan Bank advances	125	301	508	988

Total interest expense	495	880	1,692	2,889

Net Interest Income	1,606	1,661	4,918	5,203
Provision for Loan Losses	5	41	58	304

Net Interest Income After Provision for Loan Losses	1,601	1,620	4,860	4,899

Non-interest Income
Fees and service charges	484	484	1,350	1,387
Loan servicing fees	96	114	303	332
Net gain on sale of loans	430	245	1,103	675
Net gain on sale of securities	9	469	9	469
Other income	11	(101)	269	123

Total non-interest income	1,030	1,211	3,034	2,986

Non-interest Expense
Salaries and employee benefits	1,462	1,164	4,131	3,268
Occupancy and equipment	296	233	816	680
Data processing	224	213	677	635
Amortization of mortgage servicing rights	108	105	321	293
Professional services	203	198	626	541
Amortization of core deposit intangible	35	35	106	106
NOW account processing	51	50	146	149
ATM/Debit card processing	79	62	222	185
Foreclosed property expense	213	221	666	455
Other general and administrative	473	382	1,371	1,187

Total non-interest expense	3,144	2,663	9,082	7,499

Income (Loss) - Before income taxes	(513)	168	(1,188)	386
Income Taxes	—	—	—	—

Net Income (Loss)	$(513)	$168	$(1,188)	$386

Dividends and amortization of discount on preferred stock	102	89	300	266
Net Income (loss) available to common stockholders	(615)	79	(1,488)	120

Comprehensive Income
Net Income	(513)	168	(1,188)	386
Change in unrealized gain on securities, net of tax and reclassification effects	25	(277)	57	(199)

Comprehensive Income	(488)	(109)	(1,131)	187

Earnings(Loss) Per Share
Basic	$(0.31)	$0.04	$(0.74)	$0.06

Diluted	$(0.31)	$0.04	$(0.74)	$0.06

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$(1,188)	$386
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	802	749
Provision for loan losses	58	304
Stock option expense	—	8
Write down on foreclosed assets	1,203	—
Gain on sale of foreclosed assets	(147)	(153)
Mortgage loans originated for sale	(34,955)	(22,472)
Proceeds from sale of mortgage loans	33,926	22,558
Gain on sale of mortgage loans	(1,103)	(675)
(Gain) Loss on sale of available for sale securities	(9)	(469)
Earned Stock Compensation	—	—
Net change in:
Deferred loan fees	(36)	(74)
Accrued interest receivable	(20)	57
Other assets	1,032	836
Accrued expenses and other liabilities	50	642

Net cash (used in) provided by operating activities	(387)	1,697
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(2,008)	(4,855)
Proceeds from maturities of securities	1,967	1,477
Proceeds from sale of securities	254	8,550
Activity in held-to-maturity securities:
Proceeds from maturities of securities	—	10
Loan originations and principal collections, net	10,437	24,681
Proceeds from sale of foreclosed assets	3,038	2,150
Proceeds from sale of FHLB Stock	—	495
Purchase of premises and equipment	(349)	(182)

Net cash provided by investing activities	13,339	32,326
Cash Flows From Financing Activities
Net increase (decrease) in deposits	264	(19,104)
Cash Dividends-preferred stock	(300)	(266)
Repayment of FHLB advances	(13,000)	(14,000)

Net cash (used in) financing activities	(13,036)	(33,370)

Net Increase (Decrease) in Cash and Cash Equivalents	(84)	653
Cash and Cash Equivalents - Beginning	24,111	41,974

Cash and Cash Equivalents - End	$24,027	$42,627

Supplemental Cash Flow Information:
Cash paid for:
Interest	1,638	3,015
Noncash investing activities:
Loans transferred to foreclosed assets	1,437	3,614

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates five full service offices and nine loan production offices. The Bank owns 100% of First Insurance Agency. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers. The Bank also owns a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units.

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

The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year period.

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

As of September 30, 2012 the residential loan historical loss ratios were increased by .08% to 2.39%. Multi-family real estate loan historical loss ratios were increased by .07% to 2.07%. All other commercial real estate loan historical loss ratios were increased .97% to 2.07%. Construction loan historical loss ratios were increased by .04% to .50%, consumer loan historical loss ratios increased by .50% to .60% and commercial and industrial loan historical loss ratios increased by .28% to 2.52%. As of September 30, 2012, 19.4% of the allowance for loan loss reserve was attributable to adjustments to the loss factors. Adjustments were made to the loss factors in the second quarter of 2012 largely due to the segmentation of loans classified as special mention and substandard (but not impaired) in several categories of the loan portfolio and to the elimination of several segments of the commercial loan portfolio that were no longer material. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

The unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

RECLASSIFICATIONS

Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	$6,981	$109	$—	$7,090
U.S. government agency obligations	4,430	34	—	4,464
Mortgage-backed securities	661	55		716
Obligations of states and political subdivisions	78	5	—	83

Total available-for-sale securities	$12,150	$203	$—	$12,353

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	$7,732	$48	$—	$7,780
U.S. government agency obligations	3,423	3	—	3,426
Mortgage-backed securities	938	60	—	998
Obligations of states and political subdivisions	326	6	—	332

Total available-for-sale securities	$12,419	$117	$—	$12,536

Proceeds from sales of securities available for sale in the first nine months ended September 30, 2012 were $254,000 compared to $8.5 million in 2011.

The amortized cost and fair value of securities available for sale at September 30, 2012 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	September 30, 2012 Available for Sale Securities
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due in one year or less	$—	$—
Due from one to five years	3,083	3,117
Due from five to ten years	1,425	1,430
Due after ten years	—	—

Total	4,508	4,547
Mortgage-backed securities	661	716
CMO securities	6,981	7,090

Total available-for-sale securities	$12,150	$12,353

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

Management determined that there were no securities with OTTI at September 30, 2012.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Basic earnings per share
Numerator:
Net Income (Loss)	$(513)	$168	$(1,188)	$386
Dividends and amortization of discount on preferred stock	102	89	300	266

Net Income (Loss) available to common stock	(615)	79	(1,488)	120

Denominator:
Weighted average common shares outstanding	2,049	2,049	2,049	2,049
Less: Average unallocated ESOP shares	(48)	(56)	(48)	(56)
Less: Average non-vested RRP shares	—	(1)	—	(1)

Weighted average common shares outstanding for basic earnings (loss) per share	2,001	1,992	2,001	1,992

Basic earnings (loss) per share	(0.31)	0.04	(0.74)	0.06

Diluted earnings per share
Numerator:
Net Income (Loss) available to common stock	(615)	79	(1,488)	120

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,001	1,992	2,001	1,992
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,001	1,992	2,001	1,992

Diluted earnings (loss) per share	$(0.31)	$0.04	$(0.74)	$0.06

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012, and December 31, 2011, and the valuation techniques used by the Corporation to determine those fair values (in thousands).

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Assets:
September 30, 2012-Investment Securities
Collateralized Mortgage obligations	$—	$7,090	$—	$7,090
U.S. government agency obligations	—	4,464	—	4,464
Mortgage-backed securities	—	716	—	716
Obligations of states and political subdivisions	—	83	—	83

	$—	$12,353	$—	$12,353

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
December 31, 2011-Investment Securities
Collateralized Mortgage obligations	$—	$7,780	$—	$7,780
U.S. government agency obligations	—	3,426	—	3,426
Mortgage-backed securities	—	998	—	998
Obligations of states and political subdivisions	—	332	—	332

	$—	$12,536	$—	$12,536

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

The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 (000s omitted):

	Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	$10,009	$—	$—	$10,009
Foreclosed Assets	$1,776	$—	$—	$1,776

	Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	$7,975	$—	$—	$7,975
Foreclosed Assets	$4,433	$—	$—	$4,433

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

Foreclosed assets, which include real estate owned and real in estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of September 30, 2012 the Corporation held $1.8 million in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $4.4 million in foreclosed assets as of December 31, 2011. No assets were redeemed in 2011 or in the first nine months of 2012 by the borrower.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of September 30, 2012 and December 31, 2011. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$24,027	$24,027	$—	$—	$24,027
Securities - Available for sale	12,353	—	12,353	—	12,353
Other securities	5,351	—	5,351	—	5,351
Loans held for sale	2,132	—	2,196	—	2,196
Net loans	137,702	—	—	139,474	139,474

Liabilities:
Deposits	174,449	—	175,787		175,787
Federal Home Loan Bank advances	$7,175	$—	$7,250		$7,250

	December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$24,111	$24,111	$—	$—	$24,111
Securities - Available for sale	10,555	—	12,536	—	12,536
Other securities	5,351	—	5,351	—	5,351
Loans held for sale	653	—	662	—	662
Net loans	148,495	—	—	156,794	156,794

Liabilities:
Deposits	174,185	—	175,720	—	175,720
Federal Home Loan Bank advances	$20,175	$—	$20,566	$—	$20,566

NOTE 5 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated (000’s):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	71,900	50.8	78,500	51.2
Multi-family	1,191	0.9	765	0.5
Commercial	52,352	37.0	54,308	35.4
Construction or development	1,768	1.2	1,639	1.1

Total real estate loans	127,211	89.9	135,212	88.2
Other loans:
Consumer loans:
Home equity	8,712	6.2	10,499	6.8
Other	2,042	1.4	2,516	1.6

Total consumer loans	10,754	7.6	13,015	8.4
Commercial Business Loans	3,553	2.5	5,212	3.4

Total other loans	14,307	10.1	18,227	11.8

Total Loans	141,518	100.0%	153,439	100.0%

Allowance for loan losses	3,565		4,656
Less: Net deferred loan fees	251		288

Total Loans, net	137,702		148,495

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 are as follows (000’s):

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$—	$—	$125	$125	$3,428	$3,553
Commercial Real Estate:
Multi-family	—	—	—	—	1,191	1,191
Commercial Real Estate - other	—	234	1,328	1,562	50,790	52,352
Consumer:
Consumer - Helocs and other	106	67	9	182	10,572	10,754
Residential:
Residential - prime	1,881	—	379	2,260	55,187	57,447
Residential - subprime	321	10	278	609	13,844	14,453
Construction:
Construction - prime	—	—	—	—	1,768	1,768
Construction - subprime	—	—	—	—	—	—

Total	$2,308	$311	$2,119	$4,738	$136,780	$141,518

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$147	$—	$1,166	$1,313	$3,899	$5,212
Commercial Real Estate:
Multi-family	—	—	—	—	765	765
Commercial Real Estate - other	105	246	3,016	3,367	50,941	54,308
Consumer:
Consumer - Helocs and other	74	—	—	74	12,941	13,015
Residential:
Residential - prime	632	105	478	1,215	62,094	63,309
Residential - subprime	216	123	67	406	14,785	15,191
Construction:
Construction - prime	—	—	—	—	1,639	1,639
Construction - subprime	—	—	—	—	—	—

Total	$1,174	$474	$4,727	$6,375	$147,064	$153,439

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

The following table represents the risk category of loans by class based on the analysis performed as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
Credit Rating	Commercial 2012	Commercial Real Estate Multi-family 2012	Commercial Real Estate Other 2012
0	$—	$31	$1,827
1-2	—	—	11
3	70	—	2,415
4	2,870	608	28,421
5	192	102	2,443
6	421	450	17,235
7	—	—	—

Total	$3,553	$1,191	$52,352

	December 30, 2011
Credit Rating	Commercial 2011	Commercial Real Estate Multi-family 2011	Commercial Real Estate Other 2011
0	$—	$34	$2,542
1-2	—	—	—
3	112	154	2,548
4	3,082	18	29,583
5	435	105	2,376
6	466	454	15,551
7	1,117	—	1,708

Total	$5,212	$765	$54,308

Loans with a credit rating of zero consist mainly of bare ground and are not rated.

For consumer residential real estate, and other, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of September 30, 2012 and December 31, 2011 (in thousands).

	September 30, 2012
	Residential - Prime	Residential - Subprime
Grade
Pass	$55,229	$13,841
Substandard	2,218	612

Total	$57,447	$14,453

	Consumer - Heloc and other
Performing	$10,571
Nonperforming	183

Total	$10,754

	Construction - Prime
Performing	$1,768
Nonperforming	—

Total	$1,768

	December 30, 2011
	Residential - Prime	Residential - Subprime
Grade
Pass	$62,895	$15,027
Substandard	414	164

Total	$63,309	$15,191

	Consumer - Heloc and other
Performing	$12,925
Nonperforming	90

Total	$13,015

	Construction - Prime
Performing	$1,639
Nonperforming	—

Total	$1,639

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011 (in thousands).

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$375	$436	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—
Commercial Real Estate - other	10,169	15,875	—
Consumer:
Consumer - Helocs and other	231	231	—
Residential:
Residential - prime	3,509	3,524	—
Residential - subprime	4,761	4,761	—

With an allowance recorded:
Commercial	—	—	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	463	49
Commercial Real Estate - other	4,072	4,863	165
Consumer:
Consumer - Helocs and other	—	—	—
Residential:
Residential - prime	1,150	1,176	406
Residential - subprime	—	—	—

Total
Commercial	$15,066	$21,637	$214

Consumer	$231	$231	$—

Residental	$9,420	$9,461	$406

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$404	$454	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—
Commercial Real Estate - other	8,783	14,052	—
Consumer:
Consumer - Helocs and other	260	260	—
Residential:
Residential - prime	2,469	2,478	—
Residential - subprime	4,879	4,879	—

With an allowance recorded:
Commercial	—	—	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	454	467	35
Commercial Real Estate - other	6,445	6,958	480
Consumer:
Consumer - Helocs and other	—	—	—
Residential:
Residential - prime	131	149	81
Residential - subprime	—	—	—

Total
Commercial	$16,086	$21,931	$515

Consumer	$260	$260	$—

Residental	$7,479	$7,506	$81

The following table presents loans individually evaluated for impairment by class of loans for the three months ended September 30, 2012 and September 30, 2011 (in thousands).

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$438	$—	$1,925	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—	—
Commercial Real Estate - other	12,429	39	15,131	46
Consumer:
Consumer - Helocs and other	231	3	357	5
Residential:
Residential - prime	3,394	38	2,929	31
Residential - subprime	4,556	78	4,950	85

With an allowance recorded:
Commercial	—	—	—	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	464	—	454	8
Commercial Real Estate - other	4,877	—	4,949	54
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	1,176	—	650	—
Residential - subprime	—	—	—	—

Total
Commercial	$18,208	$39	$22,459	$108

Consumer	$231	$3	$357	$5

Residental	$9,126	$116	$8,529	$116

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2012 and September 30, 2011 (in thousands).

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$444	$—	$1,881	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—	—
Commercial Real Estate - other	12,431	117	15,231	136
Consumer:
Consumer - Helocs and other	231	9	357	16
Residential:
Residential - prime	3,394	112	3,009	92
Residential - subprime	4,556	232	4,950	251

With an allowance recorded:
Commercial	—	—	—	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	465	—	454	24
Commercial Real Estate - other	4,914	—	4,953	162
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	1,142	—	655	—
Residential - subprime	—	—	—	—

Total
Commercial	$18,254	$117	$22,519	$322

Consumer	$231	$9	$357	$16

Residental	$9,092	$344	$8,614	$343

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents by class, the recorded investment in loans and leases on non-accrual status as of September 30, 2012 and December 31, 2011 (in thousands).

Financing Receivables on Nonaccrual Status

September 30, 2012
Commercial	$324
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	7,639
Consumer:
Consumer - Helocs and other	—
Residential:
Residential - prime	1,630
Residential - subprime	208
Construction
Construction - prime	—
Construction - subprime	—

Total	$9,801

Financing Receivables on Nonaccrual Status

December 31, 2011
Commercial	$1,521
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	6,278
Consumer:
Consumer - Helocs and other	—
Residential:
Residential - prime	786
Residential - subprime	180
Construction
Construction - prime	—
Construction - subprime	—

Total	$8,765

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

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of September 30, 2012 there have been no loans in which the TDR designation has been removed.

The following table represents the modifications completed during the three months ended September 30, 2012 (in thousands).

	Modifications Three Months Ended September 30, 2012			Modifications Three Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—	—	—	—
Commercial real estate:
Commercial Real Estate - mulit-family	—	—	—	—	—	—
Commercial Real Estate - other	—	—	—	1	10	10
Consumer:
Consumer - Helocs and other	—	—	—	2	72	72
Residential:
Residential - prime	—	—	—	3	160	160
Residential - subprime	—	—	—	—	—	—
Construction
Construction - prime	1	158	157	—	—	—
Construction - subprime	1	44	46	—	—	—

Total	2	$202	$203	6	$242	$242

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	—	—		1	78
Commercial real estate:
Commercial Real Estate - mulit-family	—	—		—	—
Commercial Real Estate - other	1	2,534		2	329
Consumer:
Consumer - Helocs and other	3	54		—	—
Residential:
Residential - prime	2	143		3	331
Residential - subprime	8	350		1	136
Construction
Construction - prime	—	—		—	—
Construction - subprime	—	—		—	—

	14	$3,081		7	$874

The following table represents the modifications completed during the nine months ended September 30, 2012 (in thousands).

	Modifications Nine Months Ended September 30, 2012			Modifications Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	50	50	4	1,379	1,337
Commercial real estate:
Commercial Real Estate - mulit-family	—	—	—	1	425	454
Commercial Real Estate - other	—	—	—	14	17,000	12,299
Consumer:
Consumer - Helocs and other	—	—	—	22	467	428
Residential:
Residential - prime	6	862	865	36	3,955	2,701
Residential - subprime	—	—	—	82	5,139	5,037
Construction
Construction - prime	1	158	157	—	—	—
Construction - subprime	1	44	46	—	—	—

Total	9	$1,114	$1,118	159	$28,365	$22,256

	Number of Contracts	Recorded Investment		Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	—	—		5	1,197
Commercial real estate:
Commercial Real Estate - mulit-family	—	—		1	187
Commercial Real Estate - other	1	2,534		14	5,559
Consumer:
Consumer - Helocs and other	4	56		4	137
Residential:
Residential - prime	4	241		12	1,264
Residential - subprime	8	350		4	352
Construction
Construction - prime	—	—		—	—
Construction - subprime	—	—		—	—

	17	$3,181		40	$8,696

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analysis related to the allowance for credit losses (in thousands) for the three months ended September 30, 2012 and 2011 is as follows (000’s):

	For the three months ended September 30, 2012
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	17	1,002	128	223	1,670	707	19	3,766
Charge-Offs	—	(48)	—	(76)	(101)	(48)	—	(273)
Recoveries	3	12	1	50	1	—	—	67
Provision	(1)	70	(45)	(30)	104	(87)	(6)	5

Ending Balance	19	1,036	84	167	1,674	572	13	3,565

Ending Balance: individually evaluated for impairment	—	165	49	—	406	—	—	620

Ending Balance: collectively evaluated for impairment	19	871	35	167	1,268	572	13	2,945

	For the three months ended September 30, 2011
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$116	$1,442	$306	$330	$2,905	$787	$31	$5,917
Charge-Offs	(20)	(350)	—	(104)	(316)	(58)	—	(848)
Recoveries	—	—	2	40	4	—	2	48
Provision	(32)	103	(278)	(4)	190	58	4	41

Ending Balance	64	1,195	30	262	2,783	787	37	5,158

Ending Balance: individually evaluated for impairment	—	246	—	—	306	—	—	552

Ending Balance: collectively evaluated for impairment	$64	$949	$30	$262	$2,477	$787	$37	$4,606

Analysis related to the allowance for credit losses (in thousands) for the nine months ended September 30, 2012 and 2011 is as follows:

	For the Nine Months Ended September 30, 2012
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	45	1,262	45	259	2,280	664	101	4,656
Charge-Offs	—	(256)	—	(213)	(756)	(170)	—	(1,395)
Recoveries	6	39	1	177	20	3	—	246
Provision	(32)	(9)	38	(56)	130	75	(88)	58

Ending Balance	19	1,036	84	167	1,674	572	13	3,565

Ending Balance: individually evaluated for impairment	—	165	49	—	406	—	—	620

Ending Balance: collectively evaluated for impairment	19	871	35	167	1,268	572	13	2,945

	For the Nine months ended September 30, 2011
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$71	$1,790	$474	$503	$3,495	$458	$59	$6,850
Charge-Offs	(80)	(449)	(286)	(263)	(1,056)	(313)	(13)	(2,460)
Recoveries	7	228	2	153	31	41	2	464
Provision	66	(374)	(160)	(131)	313	601	(11)	304

Ending Balance	64	1,195	30	262	2,783	787	37	5,158

Ending Balance: individually evaluated for impairment	—	246	—	—	306	—	—	552

Ending Balance: collectively evaluated for impairment	$64	$949	$30	$262	$2,477	$787	$37	$4,606

The allowance for loan losses was $3.6 million at September 30, 2012 representing 2.59% of total loans, compared to $4.7 million at December 31, 2011 or 3.14% of total loans. The allowance for loan losses to non-performing loans ratio was 36.4% at September 30, 2012 compared to 53.1% at December 31, 2011. At September 30, 2012 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for financing receivables (in thousands) for the nine months ended September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
FINANCING RECEIVABLES:

Ending Balance	$3,553	$52,352	$1,191	$10,754	$57,447	$14,453	$1,768	$141,518

Ending Balance: individually evaluated for impairment	375	14,241	450	231	4,659	4,761	—	24,717

Ending Balance: collectively evaluated for impairment	$3,178	$38,111	$741	$10,523	$52,788	$9,692	$1,768	$116,801

	December 31, 2011
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
FINANCING RECEIVABLES:

Ending Balance	$5,212	$54,308	$765	$13,015	$63,309	$15,191	$1,639	$153,439

Ending Balance: individually evaluated for impairment	404	15,228	454	260	2,600	4,879	—	23,825

Ending Balance: collectively evaluated for impairment	$4,808	$39,080	$311	$12,755	$60,709	$10,312	$1,639	$129,614

The Corporation’s charge-off policy which meets regulatory minimums has not required any revisions during the third quarter of 2012. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met. Total impaired loans as reported above were $24.7 million as of September 30, 2012 and $23.8 million as of December 30, 2011.

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

Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, with the exception of fully raising our capital levels to the required levels. Management continues to work toward the achievement of the required capital levels through:

1.	Returning the Bank to profitability - As the bank returns to profitability, net income will increase the level of capital in the Bank, resulting in improved capital ratios. Currently, the reduced earning asset level of the bank has limited the interest income available to the bank. This lower level of interest income, combined with the elevated costs of managing higher levels of problem loans, has led to the quarterly losses. Management has embarked on a strategy to stem the reduction in earning assets by expanding the commercial lending activities. Management has added a commercial lender in each of our new East Lansing and Grand Rapids loan production offices. These markets are characterized by stronger growth demographics and rebounding economies.

Management has also embarked on a strategy to grow income through the generation of fee income from residential lending activities (see discussion below). In that regard, the bank has opened eight residential loan production offices and hired mortgage originators to support this strategy. Loan production offices are currently located in St. Joseph, Kalamazoo, Grand Rapids, Battle Creek, Jackson, East Lansing and Brighton, Michigan, with another office in Angola, Indiana. A ninth office is scheduled to open in Adrian, Michigan in November 2012. Because it requires 4-6 months for a mortgage originator to build a profitable pipeline of business, the bank is incurring the costs of starting up the new offices and hiring the new mortgage originators without immediate offsetting revenue. Management expects the future revenue stream from this activity to generate a positive net income from this activity.

2.

Conducting a formal capital raise - the Bank is working with investment banking firms and has announced the intent to initiate a capital raise in the 4th quarter of 2012, with anticipated completion in the 1st quarter of 2013.

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

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from a peak of $26.4 million at September 30, 2010 to $11.6 million at September 30, 2012. This constitutes of reduction of $14.8 million or 56.0% in problem assets.

We anticipate that improved growth and profitability will be derived from the following ongoing initiatives:

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

FINANCIAL CONDITION

Summary

Our total assets decreased by $13.6 million, or 6.6%, to $194.5 million at September 30, 2012 compared to $208.1 million at December 31, 2011. Loans, excluding loans held for sale, totaled $137.7 million at September 30, 2012, down 7.3% from $148.5 million at December 31, 2011.

Securities

Securities held for investment decreased to $12.4 million at September 30, 2012 compared to $12.5 million at December 31, 2011. The yield on investment securities has decreased to 2.21% during the nine months ended September 30, 2012 from 4.27% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio decreased by $10.8 million, or 7.3%, from $148.5 million at December 31, 2011 to $137.7 million at September 30, 2012. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	71,900	50.8	78,500	51.2
Multi-family	1,191	0.9	765	0.5
Commercial	52,352	37.0	54,308	35.4
Construction or development	1,768	1.2	1,639	1.1

Total real estate loans	127,211	89.9	135,212	88.2
Other loans:
Consumer loans:
Home equity	8,712	6.2	10,499	6.8
Other	2,042	1.4	2,516	1.6

Total consumer loans	10,754	7.6	13,015	8.4
Commercial Business Loans	3,553	2.5	5,212	3.4

Total other loans	14,307	10.1	18,227	11.8

Total Loans	141,518	100.0%	153,439	100.0%

One-to-four family loans decreased $6.6 million, or 8.4% from year end 2011 as a result of the Bank’s continued strategy to sell a greater portion of new one- to-four family loan originations. Commercial real estate loans and construction loans decreased $1.8 million or 3.3%.

The allowance for loan losses was $3.6 million at September 30, 2012 compared to $4.7 million at December 31, 2011, a decrease of $1.1 million. Net charge offs totaled $1.1 million for the nine months ended September 30, 2012 compared to $2.0 million for the same period a year ago. Net charge offs year to date consisted of primarily one-to-four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits increased $264,000, or .15%, from $174.2 million at December 31, 2011 to $174.4 million at September 30, 2012. The increase in deposits included increases of $2.2 million in interest bearing checking and money market accounts, increases of $2.4 million in savings accounts offset by a decrease of $1.1 million in demand deposits and $3.2 million in certificates of deposits.

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

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances decreased $13.0 million to $7.2 million during the nine months ended September 30, 2012 compared $20.2 million at December 31, 2011. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $9.7 million at September 30, 2012 compared to $11.1 million at December 31, 2011. This represents 5.0% and 5.35% of total assets at September 30, 2012 and December 31, 2011, respectively. Decreases in equity for the nine months ended September 30, 2012 included net losses of $1.2 million and $300,000 in accrued dividend payments and accrued interest on dividend payments on the Preferred stock. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At September 30, 2012 the dividend payable to the Treasury Department totaled $989,000. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock, (see further discussion under “Capital Resources”).

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses decreased $55,000 for the quarter ended September 30, 2012 compared to the same period in 2011.

The net interest margin for the third quarter of 2012 increased 42 basis points to 3.42% compared to 3.00% for the same period in 2011. The improvement in the margin is largely due to reduction in wholesale funding. The Bank has focused on repaying Federal Home Loan Bank Advances and allowing Brokered Certificates of Deposit to mature. The net interest margin for the nine months ended September 30, 2012 increased 41 basis points to 3.40% compared to 2.99% for the same period in 2011.

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

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$26,506	$34	0.17%	$40,506	$16	0.05%
Investment securities	12,718	211	2.21	10,563	337	4.27
Other securities	5,309	71	1.78	3,599	62	2.30
Loans receivable	148,343	6,294	5.65	177,400	7,677	5.79

Total earning assets	$192,876	$6,610	4.57	$232,068	$8,092	4.66

Demand and NOW Accounts	47,550	6	0.02	$43,967	$23	0.07
Money market accounts	35,726	87	0.32	39,609	144	0.49
Savings accounts	22,573	13	0.08	21,825	19	0.12
Certificates of deposit	74,608	1,078	1.92	96,221	1,715	2.38
Federal Home Loan Bank Advances	15,039	508	4.50	29,784	988	4.44

Total interest bearing liabilities	$195,496	$1,692	1.15	$231,406	$2,889	1.67

Net interest income		$4,918			$5,203

Net interest spread			3.41%			2.99%

Net interest margin			3.40%			2.99%

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

	Nine Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to			Total Increase (Decrease)
	Rate	Volume	Mix
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	48	(7)	(22)	18
Investment securities	(217)	92	(1)	(126)
Other securities	(19)	39	(12)	9
Loans receivable	(237)	(1,681)	536	(1,383)

Total interest-earning assets	(426)	(1,557)	501	(1,482)

Interest-bearing liabilities
Demand and NOW accounts	(23)	3	4	(17)
Money market accounts	(64)	(19)	26	(57)
Savings accounts	(9)	1	2	(6)
Certificates of deposit	(441)	(515)	319	(637)
Federal Home Loan Bank advances	19	(654)	155	(480)

Total interest-bearing liabilities	(518)	(1,184)	505	(1,197)

Net interest income				(285)

Provision for Loan Losses

The provision for loan losses was $5,000 in the three months ended September 2012 compared to $41,000 for the same period a year ago. The reduced level of provision is reflective of management’s efforts in previous periods to identify potential problem loans and establish adequate reserves and/or charge-offs to address those problems and reduced levels of foreclosures. Net charge offs for the three months ended September 30, 2012 were $206,000 compared to $800,000 million for the same period in 2011.

The provision for loan losses was $58,000 in the nine months ended September 2012 compared to $304,000 for the same period a year ago. Non-performing loans totaled $9.8 million as of September 30, 2012, increasing from $8.8 million at December 31, 2011. The increase in non-performing loans represents the addition of two loans to the non-performing loan category. The loans added are well collateralized and we do not anticipate further losses with these properties. Net charge offs for the nine months ended September 30, 2012 were $1.1 million compared to $2.0 million for the same period in 2011. Net charge offs year-to-date consisted of primarily of one- to four-family residential mortgages.

Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $13.2 million at the end of 2011 to $11.6 million as of September 30, 2012. This decrease was due to a decrease in real estate in judgment and foreclosed and repossessed properties as the bank focuses on the disposition of properties.

The following table presents non-performing assets and certain asset quality ratios at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(in thousands)
Non-performing loans	$9,801	$8,765
Real estate in judgment	665	1,915
Foreclosed and repossessed assets	1,111	2,518

Total non-performing assets	$11,577	$13,198

Non-performing loans to total loans	6.93%	5.71%
Non-performing assets to total assets	5.95%	6.34%
Allowance for loan losses to non-performing loans	36.40%	53.10%
Allowance for loan losses to net loans receivable	2.59%	3.14%

Non-interest Income

Non-interest income for the quarter ended September 30, 2012 decreased $194,000, or 15.9%, from $1.2 million to $1.0 million compared to the same period a year ago. This decrease is attributable to a decrease in gain on sale of securities.

Net gain on sale of loans increased $185,000 for the quarter ended September 30, 2012 from $245,000 to $430,000 compared to the same period a year ago. The increase is largely due to the increase in one-to-four family residential mortgage refinancing activity. Other income increased $112,000 for the quarter ended September 30, 2012 compared to the same period a year ago. The increase was primarily due to the company taking a write down of an investment in a low cost housing project in the third quarter of 2011. This charge was not a recurring expense.

Non-interest income for the nine months ended September 30, 2012 increased $48,000, or 1.6%, compared to the same period a year ago. This is mainly attributable to a increase in gain on sale of loans.

Net gain on sale of loans increased $428,000 for the nine months ended September 30, 2012 from $675,000 to $1.1 million compared to the same period a year ago. Other income increased $146,000 for the nine months ended September 30, 2012 compared to a year ago for reasons mentioned previously. Gain on sale of securities decreased $460,000 as management sold a number of the secutires in investment portfolio during the third quarter of 2011 and we have not recorded a similiar level of sales in 2012. Fees and Service charges decreased $37,000 primarily due to a decrease in fees from our overdraft program. Loan Servicing income decreased $29,000.

Non-interest Expense

Noninterest expense increased $481,000 for the quarter ended September 30, 2012 compared to the same period a year ago. Salaries and employee benefits increased $298,000. The increase in personnel expense was primarily attributable to the addition of loan originators for new offices opened. Occupancy expense increased $63,000 due to the additional offices opened. Other general and administrative expenses increased $91,000 due to increased advertising costs associated with the new offices opened and increased employee costs such as travel and lodging which are primarily due to the higher level of staffing. All other expenses increased $29,000.

Noninterest expense increased $1.6 million for the nine months ended September 30, 2012 compared to the same period a year ago. Salaries and employee benefits increased $863,000, primarily due to the reason mentioned previously. Occupancy expense increased $136,000 due to the additional offices opened. Foreclosed property expense increased $211,000, mainly due to continued efforts to aggressively dispose of properties. Professional services increased $85,000. Other general and administrative expenses increased $184,000 year over year largely due to increases in costs for the additional staff such has training, travel and lodging and meals and entertainment. The increase in other general and administrative also included increases in office supplies needed for the new loan origination offices. Data processing increased $42,000 due to an increase in licenses and software. All other expenses increased $62,000.

Federal Income Tax Expense

An income tax benefit was not recognized for the first nine months of 2012. A $404,000 tax benefit for the nine months of 2012, primarily associated with the $1.2 million net losses before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. A significant component of income tax expense is made up of general tax credits generated each year. Our 2009 tax return is under audit, however there were no findings as of September 30, 2012.

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

At September 30, 2012, the Bank was considered “adequately capitalized” under regulatory guidelines which subjects the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. This act also subjects the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2012 totaled $40.3 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At September 30, 2012 and based on current collateral levels, the Bank could borrow an additional $24.1 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents decreased by $84,000 during the nine months ended September 30, 2012 compared to a $653,000 increase for the same period in 2011. The primary sources of cash for the nine months ended September 30, 2012 were $33.9 million in proceeds from the sale of mortgage loans, $2.0 million maturities of available-for-sale investment securities and $10.4 million of principal loan collections in excess of loan originations and an increase in deposits of $264,000 compared to, $22.6 million in proceeds from the sale of mortgage loans, $24.7 million of principal loan collections in excess of loan originations and $1.5 million in the sale and maturities of available-for-sale investment securities for the nine months ended September 30, 2011. The primary uses of cash for the nine months ended September 30, 2012 were $35.0 million of mortgage loans originated for sale, and $13.0 million in repayment of FHLB advances, compared to $22.5 million of mortgage loans originated for sale, $14.0 million in repayment of FHLB advances and a decrease in deposits of $19.1 million.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2012, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Certificates of deposit	$71,244	$40,296	$26,461	$4,487	$—
FHLB advances	7,175	7,116	59	—	—

Total	$78,419	$47,412	$26,520	$4,487	$—

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Commitments to grant loans	$11,067	$11,067	$—	$—	$—
Unfunded commitments under HELOCs	7,859	1,059	2,096	1,295	3,409
Unfunded commitments under Contruction loans	448	434	14	—	—
Unfunded commitments under Commercial LOCs	144	143	1	—	—
Letters of credit	—	—	—	—	—

Total	$19,518	$12,703	$2,111	$1,295	$3,409

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of September 30, 2012 were as follows: Tier 1 leverage ratio 5.29%, Tier 1 risk-based capital ratio 8.13%; and total risk-based capital 9.40%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At September 30, 2012, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 2 to the Corporation’s financial statements included in it’s Form 10-K for the year ended December 31, 2011 in connection with uncertainty about the Corporation’s ability to continue as a going concern.

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

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

MONARCH COMMUNITY BANCORP, INC.

Date: November 14, 2012	By:	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.

101	XBRL Interactive Data File