Form 10-K
period 2012-12-31
MONARCH COMMUNITY BANCORP INC
filed 2013-03-29
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock, par value $.01 per share registered on OTCQB

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average of bid and ask price market price of such stock as of June 30, 2012 was approximately $1.741 million as reported on the OTCQB. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

As of February 22, 2013, the registrant had 2,049,485 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders.

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

On June 3, 2006, the Company completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Company became a federal bank holding company regulated by the Board of Governors of the Federal Reserve. The Bank is regulated by the Michigan Office of Financial and Insurance Regulation (“OFIR”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Company and the Bank had been regulated by the federal Office of Thrift Supervision. The Bank’s deposits continue to be insured to the maximum extent allowed by the FDIC. The Bank has a website at http://www.monarchcb.com. References in this Form 10-K to “we”, “us”, and “our” refer to the Company and/or the Bank as the context requires. Our common stock trades on the OTCQB under the symbol “MCBF.”

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

At December 31, 2012, we had assets of $190.3 million, including net loans of $128 million, deposits of $169.5 million and stockholders’ equity of $10.5 million.

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

Market Area

Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2012, we had an 16.09% market share of FDIC-insured deposits in Branch County, a 7.4% market share of FDIC-insured deposits in Calhoun County and a 4.2% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and sixth, respectively, in those counties among all insured depository institutions.

The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.

Lending Activities

General. At December 31, 2012, our net loan portfolio totaled $128 million, which constituted 67% of our total assets.

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

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio as of the dates indicated.

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$69,043	52.60%	$78,500	51.16%	$93,294	49.10%	$108,354	47.70%	$124,855	49.80%
Multi-family	1,183	0.90	765	0.50	4,783	2.52	5,421	2.39	5,728	2.26
Commercial	45,982	35.03	54,308	35.39	62,998	33.15	72,689	32.00	75,730	30.19
Construction or development	1,416	1.08	1,639	1.07	3,873	2.04	9,528	4.20	9,499	3.79

Total real estate loans	117,624	89.61	135,212	88.12	164,948	86.79	195,992	86.29	215,812	86.04
Other loans:
Consumer loans:
Home equity	8,058	6.14	10,499	6.84	14,814	7.80	18,174	8.00	20,677	8.24
Other	1,885	1.43	2,516	1.64	3,403	1.79	4,706	2.07	5,737	2.29

Total consumer loans	9,943	7.57	13,015	8.48	18,217	9.59	22,880	10.07	26,414	10.53
Commercial Business Loans	3,709	2.82	5,212	3.40	6,882	3.62	8,266	3.64	8,609	3.43

Total other loans	13,652	10.39	18,227	11.88	25,099	13.21	31,146	13.71	35,023	13.96

Total Loans	131,276	100.00%	153,439	100.00%	190,047	100.00%	227,138	100.00%	250,835	100.00%

Less:
Allowance for loan losses	3,035		4,656		6,850		5,783		2,719
Net deferred loan fees	241		288		429		480		574

Loans in process	—		—		—		—		—

Total Loans, net	$128,000		$148,495		$182,768		$220,875		$247,542

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$49,507	37.7%	$58,256	38.0%
Multi-family	1,183	0.9%	747	0.5%
Commercial	44,256	33.7%	40,151	26.2%
Construction or development	1,416	1.1%	686	0.4%

Total real estate loans	96,362	73.4%	99,840	65.1%
Consumer	5,761	4.4%	8,102	5.3%
Commercial Business	3,044	2.3%	4,465	2.9%

Total fixed-rate loans	105,167	80.1%	112,407	73.3%
Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$19,536	14.9%	$20,244	13.2%
Multi-family	—	0.0%	18	0.0%
Commercial	1,726	1.3%	14,157	9.2%
Construction or development	—	0.0%	953	0.6%

Total real estate loans	21,262	16.2%	35,372	23.0%
Consumer	4,182	3.2%	4,913	3.2%
Commercial Business	665	0.5%	747	0.5%

Total adjustable-rate loans	26,109	19.9%	41,032	17.4%

Total loans	131,276	100%	153,439	100%
Less:
Allowance for loan losses	3,035		4,656
Net deferred loan fees	241		288
Loans in process	—		—

Total Loans, net	$128,000		$148,495

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2012. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction or
	One-to-Four Family		Commercial		Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Due to Mature:
One year or less (1)	459	6.95%	9,287	6.05%	80	6.25%	1,697	6.38%	163	5.76%	11,686	6.13%
After one year through five years	20,321	6.30%	29,242	5.46%	460	6.20%	3,470	6.36%	3,426	7.30%	56,919	5.93%
After five years	48,263	5.74%	8,636	4.90%	876	5.44%	4,776	4.74%	120	5.75%	62,671	5.54%
	69,043		47,165		1,416		9,943		3,709		131,276

(1)	Includes demand loans.

The total amount of loans due after December 31, 2013 which have predetermined interest rates is $100 million while the total amount of loans due after such date which have floating or adjustable rates is $19.6 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2012, one-to-four family residential mortgage loans totaled $69 million, or 52.6% of our gross loan portfolio.

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

At December 31, 2012, $14.4 million, or 20.8% of our residential mortgage loans were classified as sub-prime loans as compared to $15.2 million, or 19.4% at December 31, 2011. The decrease is primarily due to normal repayments. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending typically entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2012, $192,000, or 33.1%, of our total net charge-offs of $579,000 were due to sub-prime loans as compared to $469,000, or 16.0% of our total net charge-offs of $2.9 million for 2011. During 2012, we have made significant efforts in assisting borrowers who are experiencing financial difficulty. See “Asset Quality.”

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

Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During 2012 and 2011, we originated no one to four family ARM loans. During the years ended December 31, 2012 and 2011, we originated $58.1 million and $36.0 million of one-to-four family fixed-rate mortgage loans, respectively.

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

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential rental properties, commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2012, multi-family and commercial real estate loans totaled $47.2 million or 35.9% of our gross loan portfolio.

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

Construction and Land Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2012 we had $1.4 million in construction and land development loans outstanding, representing 1% of our gross loan portfolio.

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

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2012, our consumer loan portfolio totaled $9.9 million, or 7.6% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, manufactured housing loans and loans secured by savings deposits; however the majority of new originations are home equity loans and lines of credit. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.

Our home equity lines of credit totaled $8.1 million, and comprised 6.1% of our gross loan portfolio at December 31, 2012. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. The term to maturity on our home equity lines of credit ranges from 3 to 5 years for fixed rate loans and 1 to 15 for variable rate loans. No principal payments are required on most home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

Commercial Business Lending. At December 31, 2012, commercial business loans comprised $3.7 million, or 2.8% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Operating lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2012, there were no financial standby letters of credit outstanding.

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

During the last several years, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. Adjustable-rate loan originations as a percentage of total originations were 0% in 2012 and 2011. We sell a significant portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.

In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	2012	2011
	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	$58,054	$37,289
Multi-family	600	—
Commercial	10,551	4,104
Construction or development	159	603

Total real estate loans	69,364	41,996
Consumer Loans:
Home Equity	653	722
Other	—	57
Commercial business	889	422

Total loans originated	70,906	43,197
Sales and Repayments:
One-to-four family loans sold	53,340	32,397
Commercial real estate loans sold	—	—
Principal repayments	39,729	41,237

Total reductions	93,069	73,634
Increase (decrease) in other items, net	(1,668)	3,836

Net decrease	$(20,495)	$(34,273)

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

Delinquent Loans. The following tables set forth our loan delinquencies (60 days past due and over) by type, number, amount and percentage of type at the dates indicated:

	December 31, 2012
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	15	855	1.24%	5	316	0.46%	20	1,171	1.70%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	—	—	0.00%	4	1,560	3.39%	4	1,560	3.39%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	15	855	0.73%	9	1,876	1.59%	24	2,731	2.32%
Consumer	1	7	0.07%	1	10	0.10%	2	17	0.17%
Commercial Business	—	—	0.00%	1	120	3.24%	1	120	3.24%

Total	16	862	0.66%	11	2,006	1.53%	27	2,868	2.18%

	December 31, 2011
	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	4	$228	0.29%	6	$545	0.69%	10	$773	0.98%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	1	246	0.45%	5	3,016	5.55%	6	3,262	6.01%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total real estate loans	5	$474	0.35%	11	$3,561	2.63%	16	$4,035	2.98%
Consumer	—	—	0.00%	—	—	0	—	—	0
Commercial Business	—	—	0.00%	4	1,166	22.37%	4	1,166	22.37%

Total	5	$474	0.31%	15	$4,727	3.08%	20	$5,201	3.39%

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

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	2,437	966	3,106	3,484	622
Multi-family	—	—	803	874	164
Commercial real estate	5,008	6,278	8,288	7,139	459
Construction or development	—	—	—	2,507	1,298
Consumer	9	—	253	—	28
Commercial business	316	1,521	1,625	1,566	—

Total	7,770	8,765	14,075	15,570	2,571
Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction or development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	—

Total	—	—	—	—	—
Foreclosed assets:
One-to-four family (1)	882	2,653	1,198	2,577	1,669
Multi-family	—	54	292	122	—
Commercial real estate	345	1,526	908	140	407
Construction or development	17	—	574	—	—
Consumer	—	125	—	—	—
Commercial business	—	75	—	—	—

Total	1,244	4,433	2,972	2,839	2,076

Total non-performing assets	$9,014	$13,198	$17,047	$18,409	$4,647

Total as a percentage of total assets	4.74%	6.34%	6.64%	6.50%	1.59%

(1)	Includes $434,000, $1.9 million, $1.4 million, $1.1 million and $1.3 million in real estate in judgment and subject to redemption at December 31, 2012, 2011, 2010, 2009 and 2008 respectively.

For the years ended December 31, 2012 and 2011, respectively, there was $397,000 and $621,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

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

In accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2012, we had classified $18.2 million of our assets as substandard, none as doubtful and none as loss. The total amount classified as substandard and doubtful represented 175% of the Bank’s equity capital and 9.5% of the Bank’s assets at December 31, 2012. The allowance for loan losses at December 31, 2012 includes $133,000 related to substandard loans and $0 related to doubtful loans. At December 31, 2012, $18.2 million and $0 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality—Delinquent Loans.”

Provision for Loan Losses. We recorded a provision for loan losses totaling a negative $1.0 million for the year ended December 31, 2012 compared to $733,000 recorded for the year ended December 31, 2011. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2012 and 2011—Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.

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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2012	2011	2010	2009	2008
Balance at beginning of year	$4,656	$6,850	$5,783	$2,719	$1,824
Charge-offs:
One-to-four family	1,120	2,116	3,901	2,288	879
Multi-family	—	286	372	10	—
Commercial real estate	579	590	4,801	4,299	321
Construction or development	6	3	1,319	3,075	50
Consumer	345	441	389	533	532
Commercial business	22	81	110	352	239

Total	2,072	3,517	10,892	10,557	2,021
Recoveries:
One-to-four family	23	120	62	20	4
Multi-family	1	4	32	1	—
Commercial real estate	1,241	235	9	14	2
Construction or development	—	—	36	—	—
Consumer	221	196	213	215	198
Commercial business	7	35	5	22	—

Total	1,493	590	357	272	204

Net charge-offs:	579	2,927	10,535	10,285	1,817
Allowance acquired in acquisition	—	—	—	—	—
Additions charged to operations	(1,042)	733	11,602	13,349	2,712
Provision recovered from operations	—	—	—	—	—

Balance at end of year	$3,035	$4,656	$6,850	$5,783	$2,719

Ratio of net charge-offs during the year to average loans outstanding during the year	0.40%	1.70%	4.91%	4.24%	0.75%

Allowance as a percentage of non-performing loans	39.06%	53.12%	48.67%	37.14%	105.76%

Allowance as a percentage of total loans (end of year)	2.31%	3.03%	3.60%	2.55%	1.08%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

December 31,
	2012		2011		2010
	Amount of	Percentage	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
One-to-four family	$1,965	64.7%	$2,944	63.2%	$3,953	57.7%
Multi-family and non-residential real estate	818	27.0%	1,307	28.1%	2,084	30.4%
Construction or development	10	0.3%	101	2.2%	130	1.9%
Consumer	230	7.6%	259	5.6%	503	7.3%
Commercial business	12	0.4%	45	0.9%	180	2.6%

Total	$3,035	100.0%	$4,656	100.0%	$6,850	100.0%

	2009		2008
	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance
One-to-four family	$2,576	44.5%	$1,618	59.5%
Multi-family and non-residential real estate	903	15.6%	533	19.6%
Construction or development	10	0.2%	75	2.8%
Consumer	393	6.8%	305	11.2%
Commercial business	1,901	32.9%	188	6.9%

Total	$5,783	100.0%	$2,719	100.0%

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

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management and Market Risk.”

Our investment portfolio consists of U.S. government agency securities, municipal bonds and overnight deposits. This provides us with flexibility and liquidity. We also have a significant amount of collateralized mortgage obligation securities. See Note 4 of the Notes to Consolidated Financial Statements.

The following table sets forth the composition of our securities portfolio at the dates indicated (dollars in thousands):

	December 31, 2012			December 31, 2011
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
Available-for-sale securities:
Collateralized Mortgage obligations	$6,586	$6,699	55.7%	$7,732	$7,780	53.6%
U.S. government agency obligations	2,007	2,031	16.9%	3,423	3,426	23.6%
Mortgage-backed securities	609	653	5.4%	938	998	6.9%
Obligations of states and political subdivisions	660	664	5.5%	326	332	2.3%

Total available-for-sale securities	$9,862	$10,047	83.5%	$12,419	$12,536	86.4%

Held-to-maturity securities:
Certificates of Deposit	$1,981	$1,981	16.5%	$1,981	$1,981	13.6%

Total investment securities	$11,843	$12,028	100.0%	$14,400	$14,517	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2012 are indicated in the following table:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Wgt		Wgt		Wgt		Wgt		Wgt
	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
2012	(Dollars in Thousands)
Available-for-sale securities:
Collateralized Mortgage obligations	$—	0.00%	$—	0.00%	$—	0.00%	$6,586	3.00%	$6,586	3.00%
U.S. government agency obligations	—	0.00%	2,007	1.19%	—	0.00%	—	0.00%	2,007	1.19%
Mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	609	5.00%	609	5.00%
Obligations of states and political subdivisions	—	0.00%	492	1.75%	168	3.89%	—	0.00%	660	2.29%

Total available-for-sale securities	—	0.00%	2,499	1.30%	168	3.89%	7,195	3.17%	9,862	2.71%
Held-to-maturity securities:
Certificates of Deposit	741	1.00%	1,240	1.37%	—	0.00%	—	0.00%	1,981	1.23%

Total investment securities	$741	1.00%	$3,739	1.32%	$168	3.89%	$7,195	3.17%	$11,843	2.46%

Sources of Funds

General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted brokered deposits in the past. At December 31, 2012, we had $2.2 million of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

The following table sets forth our deposit flows during the periods indicated:

	Year Ended December 31,
	2012	2011
	(Dollars in Thousands)
Opening balance	$174,185	$206,028
Net deposits (withdrawals)	(6,766)	(34,337)
Interest credited	2,041	2,494

Ending balance	169,460	174,185

Net decrease	$(4,725)	$(31,843)

Percent (decrease)	-2.71%	-15.46%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated:

	Year Ended December 31,
	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)		(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest bearing accounts	17,610	10.4%	$19,683	11.3%
Savings accounts	23,719	14.0%	20,612	11.8%
Checking & NOW accounts	26,008	15.3%	24,477	14.1%
Money market accounts	34,851	20.6%	34,951	20.1%

Total transaction and savings	102,188	60.3%	$99,723	57.3%
Certificates:
0.00-1.99%	43,066	25.4%	43,851	25.2%
2.00-3.99%	18,053	10.7%	21,118	12.1%
4.00-5.99%	6,153	3.6%	9,493	5.4%
Total certificates	67,272	39.7%	74,462	42.7%

Total deposits	169,460	100.0%	$174,185	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2012:

	Maturity
	3 Months or less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000	$5,402	$8,273	$10,169	$13,033	$36,877
Certificates of deposit of $100,000 or more	3,437	4,783	8,565	13,610	30,395

Total certificates of deposit	$8,839	$13,056	$18,734	$26,643	$67,272

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2012:

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2013	5,697	2,331	811	—	8,839	13.1%
June 30, 2013	7,675	5,231	150	—	13,056	19.4%
September 30, 2013	5,910	1,370	1,926	—	9,206	13.7%
December 31, 2013	7,535	179	1,814	—	9,528	14.2%
March 31, 2014	1,632	1,659	316	—	3,607	5.4%
June 30, 2014	1,780	1,467	252	—	3,499	5.2%
September 30, 2014	2,608	1,111	—	—	3,719	5.5%
December 31, 2014	2,031	333	236	—	2,600	3.9%
Thereafter	8,198	4,372	648	—	13,218	22.0%

Total	$43,066	$18,053	$6,153	$—	$67,272	100.0%

Percent of total	64.02%	26.84%	9.15%	0.00%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and Fed funds purchased from a correspondent bank.

We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2012, we had $7.1 million in Federal Home Loan Bank advances outstanding. See Note 10 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and fed funds purchased for the periods indicated:

	Year Ended December 31,
	2012	2011
	(Dollars in Thousands)	(Dollars in Thousands)
Maximum Balance:
FHLB advances	$20,175	$35,092

Fed funds purchased	$—	$—

Average Balance:
FHLB advances	$13,268	$27,866

Fed funds purchased	$—	$—

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2012	2011
	(Dollars in Thousands)	(Dollars in Thousands)
FHLB advances	$7,059	$20,175

Fed funds purchased	$—	$—

Weighted average interest rate of FHLB advances
FHLB advances	4.10%	4.74%

Fed funds purchased	0.00%	0.00%

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition comes from a wide array of sources including but not limited to mortgage brokers, savings institutions, other commercial banks, and credit unions including non-local Internet based and telephone-based competition.

Employees

At December 31, 2012, Monarch Community Bank had a total of 106 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

Regulation and Supervision

General

The growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Federal Reserve, the FDIC, the OFIR, the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve regulations, the Company must act as a source of financial strength to the Bank and to commit resources to support the Bank. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require.

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

The Dodd-Frank Act deals with a wide range of regulatory issues including, but not limited to: mandating new capital requirements that would require certain bank holding companies to be subject to the same capital requirements as their depository institutions; eliminating (with certain exceptions) trust preferred securities; codifying the Federal Reserve’s Source of Strength doctrine; creating a Bureau of Consumer Financial Protection (the “CFPB”) which will have the power to exercise broad regulatory, supervisory and enforcement authority concerning both existing and new consumer financial protection laws; permanently increasing federal deposit insurance protection to $250,000 per depositor; extending the unlimited coverage for qualifying non-interest bearing transactional accounts until December 31, 2012; increasing the ratio of reserves to deposits minimum to 1.35 percent; assessing premiums for deposit insurance coverage on average consolidated total assets less average tangible equity, rather than on a deposit base; authorizing the assessment of examination fees; establishing new standards and restrictions on the origination of mortgages; permitting financial institutions to pay interest on business checking accounts; limiting interchange fees payable on debit card transactions; and implementing requirements on boards, corporate governance and executive compensation for public companies.

In July 2011, the CFPB took over many of the consumer financial functions that had been assigned to the federal banking agencies and other designated agencies. The CFPB has broad rulemaking authority and there is considerable uncertainty as to how the CFPB actually will exercise its regulatory, supervisory, examination and enforcement authority.

In June 2012 the federal banking regulators released three proposed rules relating to minimum capital requirements for U.S. banking organizations including all banks, savings associations, bank holding companies with greater than $500 million of assets and all savings and loan holding companies which closely track the requirements set forth by the Basel Committee on Banking Supervision, commonly known as Basel III. The proposed rules would require, among other provisions, that banks maintain higher capital reserves, primarily comprised of common equity capital meeting stringent new standards. Additionally, the proposed rules would enact requirements found in the Dodd-Frank Act that banks use alternative risk weighting, instead of “credit ratings,” for the calculation of risk-weighted assets. The third proposed rule would generally apply only to the largest U.S. banking organizations and would change standards related to securitizations, treatment of counterparty credit risk and disclosure requirements regarding capital instruments and securitization exposures. The Basel III rules were to go into effect on January 1, 2013, but due to numerous comments, the federal banking regulators announced in November 2012 that the effective date would be delayed. Final rules could change significantly from the proposed rules. Therefore, it is unclear how the Company and the Bank will be affected.

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

Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one borrower is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus. At December 31, 2012, the Bank’s legal lending limit for loans to one borrower was $2.2 million; the Bank’s legal lending limit with approval of two-thirds of the Board of Directors was $3.7 million.

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

Assessments and Fees. The Bank pays a supervisory fee to the OFIR of not less than $5,000 and not more than 25 cents for each $1,000 of total assets. The fee incurred in 2012 was $47,637. This fee is invoiced prior to July 1 each year and is due no later than August 15. The OFIR imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

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

As described above, in June 2012 the federal banking regulators released three proposed rules relating to minimum capital requirements for U.S. banking organizations which closely track the requirements commonly known as Basel III. The proposals do not apply to bank holding companies with less than $500 million in assets; however, many of the proposed requirements would apply to the Bank. Namely, the proposed rules would modify standards for risk-weighted assets calculation, set new minimum capital requirements and refine capital quality through various eligibility restrictions. Since the rules have not been finalized, it is unclear how the Company and the Bank will be affected; however, it is anticipated that capital requirements will be raised.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limitations by a deposit insurance fund administered by the FDIC. As an FDIC insured institution, the Bank is required to pay deposit insurance premium assessments to the deposit insurance fund pursuant to a risk-based assessment system. In October 2008, the basic limit on federal deposit insurance coverage was raised from $100,000 to $250,000 per depositor on a temporary basis. However, the Dodd-Frank Act permanently raised the basic limit on deposit insurance coverage from $100,000 to $250,000 per depositor. In addition, in November 2010, pursuant to the Dodd-Frank Act, the FDIC issued a final rule to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010 through December 31, 2012. This coverage was not extended and expired on December 31, 2012.

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

A bank’s initial assessment rate is based upon the risk category to which it is assigned. Adjustments may be made to a bank’s initial assessment rate based certain factors including levels of long-term unsecured debt, levels of secured liabilities above a threshold amount, and, for certain institutions, brokered deposit levels. Effective through March 31, 2011, initial assessment rates ranged from 12 to 45 basis points of assessable deposits. As required by the Dodd-Frank Act, in February 2011, the FDIC adopted a final rule that redefines its deposit insurance premium assessment base to be an insured depository institution’s average consolidated total assets minus average tangible equity capital, rather than on deposits. In addition, the FDIC has revised its deposit insurance rate schedules as a consequence of the changes to the assessment base. The new rate schedule and other revisions became effective on April 1, 2011. Initial base assessment rates now range between 5 and 35 basis points of the new assessment base.

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

Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends. As discussed above, the Consent Order requires the Bank to obtain the prior written consent of the FDIC and OFIR for the payment of dividends. During 2013, the Bank is not expected to pay dividends.

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

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their net transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:

•	for transaction accounts totaling $12.4 million or less, a reserve of 0%; and

•	for transaction accounts in excess of $12.4 million up to and including $79.5 million, a reserve of 3%; and

•	for transaction accounts totaling in excess of $79.5 million, a reserve requirement of $2.013 million plus 10% of that portion of the total transaction accounts greater than $79.5 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.

ITEM 1A. Risk Factors

This item is not required for smaller reporting companies.

ITEM 1B. Unresolved Staff Comments—None

ITEM 2. Properties

At December 31, 2012, we had five full service offices. At December 31, 2012, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $3.9 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

The following table provides information regarding our office and other facilities:

Location	County	Owned/ Leased
Main Office
375 North Willowbrook Road	Branch	Owned
Coldwater, Michigan 49036

Branch Offices
365 N. Broadway	Branch	Owned
Union City, Michigan 49094

1 West Carleton Road	Hillsdale	Owned
Hillsdale, Michigan 49242

15975 West Michigan Avenue	Calhoun	Owned
Marshall, Michigan 49068

107 North Park	Calhoun	Owned
Marshall, Michigan 49068

Other Facilities
34 Grand Street (Garage)	Branch	Owned
Coldwater, Michigan 49036

24 Grand Street (Drive through)	Branch	Owned
Coldwater, Michigan 49036

87 Marshall Street	Branch	Owned
Coldwater, Michigan 49036

123 S. Main Street	Branch	Leased
Adrian, Michigan 49221

7055 Tower Road, Suite D	Branch	Leased
Battle Creek, Michigan 49014

113 W. Grand River, Suite A	Branch	Leased
Brighton, Michigan 48116

3496 Lake Lansing Road, Suite 120	Branch	Leased
East Lansing, Michigan 48823

2301 East Paris, SE, Suite 300	Branch	Leased
Grand Rapids, Michigan 49546

1035 Laurence Avenue, Suite 5	Branch	Leased
Jackson, Michigan 40202

800 Ship Street	Branch	Leased
St. Joseph, Michigan 49085

606 North 9th Street, Suite 9	Branch	Leased
Kalamazoo, Michigan 49009

402 North Wayne Street, Suite 3	Branch	Leased
Angola, Indiana 46703

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

ITEM 4. Reserved

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock commenced trading on September 19, 2012 on the OTCQB market place operated by the OTC Markets Group under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market for periods prior to September 2012 and the OTCQB for periods after September 2012. For the years ended December 31, 2012 and 2011, the Company paid no dividends.

Year	Quarter ending	High	Low	Dividends
2011	March 31	$1.54	$1.46	$—
	June 30	$1.24	$1.10	$—
	September 30	$1.14	$1.14	$—
	December 31	$1.09	$1.03	$—
2012	March 31	$1.92	$1.05	$—
	June 30	$1.93	$0.95	$—
	September 30	$1.31	$0.80	$—
	December 31	$1.38	$0.67	$—

Please refer to Note 13 to the Financial Statements for a discussion of certain restrictions which impact the Company’s ability to pay dividends. Because the Company has no significant operations, it depends upon dividends from the bank in order to pay dividends to its stockholders.

As of March 22, 2013, there were 2,049,485 shares of the Company’s common stock issued and outstanding and approximately 527 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

The Company did not redeem equity securities during the fourth quarter of 2012.

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

	December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Selected Financial Condition Data:
Total Assets	$190,323	$208,106	$256,868	$283,204	$291,807
Loans receivable, net	128,000	148,495	182,768	220,875	247,542
Investment securities, at carrying value	10,047	12,536	11,476	16,086	8,953
Fed Funds sold and overnight deposits	19,766	16,410	34,909	10,723	677
Deposits	169,460	174,185	206,028	213,368	192,156
Federal Home Loan Bank Advances	7,059	20,175	36,350	44,518	60,178
Equity	10,467	11,142	12,118	23,163	36,270

	December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Selected Operations Data:
Total interest income	$8,635	$10,486	$12,837	$15,836	$17,196
Total interest expense	2,106	3,638	5,372	7,339	8,536

Net interest income	6,529	6,848	7,465	8,497	8,660
Provision for loan losses	(1,042)	733	11,602	13,349	2,712

Net interest income after provision for loan losses	7,571	6,115	(4,137)	(4,852)	5,948
Fees and service charges	2,238	2,311	2,496	2,682	2,757
Gains on sales of loans, mortgage-backed securities and investment securities	1,844	1,450	1,082	2,100	629
Other non-interest income	238	209	119	211	217

Total non-interest income	4,320	3,970	3,697	4,993	3,603
Total non-interest expense	12,244	10,337	10,237	20,085	9,152

Income (loss) before taxes	(353)	(252)	(10,677)	(19,944)	399
Income tax provision	—	101	205	(548)	101

Net income (loss)	$(353)	$(353)	$(10,882)	$(19,396)	$298

ITEM 6. Selected Financial Data, continued

	December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	-0.17%	-0.15%	-4.00%	-6.41%	0.10%
Return on Equity (ratio of net income (loss) to average equity)	-3.40%	-2.92%	-59.86%	-46.88%	0.78%
Interest rate spread information:
Average during period	3.40%	3.04%	2.96%	2.94%	3.11%
Net interest margin	3.40%	3.04%	2.96%	3.10%	3.32%
Ratio of operating expense to average total assets	5.96%	4.32%	3.77%	6.64%	3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.12	1.10	1.07	1.06	1.06
Efficiency ratio	106.09%	95.46%	88.26%	71.67%	73.25%
Asset Quality Ratios:
Non-performing assets to total assets at end of period	4.74%	6.34%	6.64%	6.50%	1.59%
Non-performing loans to total loans, net	6.07%	5.90%	7.70%	7.05%	1.04%
Allowance for loan losses to non-performing loans	39.06%	53.12%	48.67%	37.14%	105.76%
Allowance for loan losses to loans receivable, net	2.37%	3.14%	3.75%	2.62%	1.10%
Capital ratios:
Equity to total assets at end of period	5.50%	5.35%	4.67%	8.19%	12.43%
Other data:
Number of full-service offices	5	5	5	6	6

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion is intended to assist in understanding the financial condition and results of operations of the Bank. The discussion and analysis does not include any comments relating to the Corporation since the Corporation has no significant operations.

The Corporation, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Corporation is required to register with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The Corporation, however, has no significant assets other than the Bank. It is typically dependent upon dividends from the Bank for revenue.

Following the Bank’s 2010 Safety and Soundness examination, the Board of Directors of the Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, requires among other things, that the Bank obtain the approval of the FDIC prior to paying a dividend. The Corporation’s ability to pay dividends is also currently prohibited by the Written Agreement entered into the Federal Reserve Bank of Chicago (the “FRB”). For details regarding the Written Agreement, refer to Note 14 in the financial statements. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in principal outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock.

As mentioned in Notes 13 and 14 the Bank and the Corporation are restricted from paying dividends without prior consent from respective regulatory agencies. The information contained in this section should be read in conjunction with the consolidated financial statements.

The Bank’s results of operations depend primarily on its net interest income, which is the difference between interest income earned on loans, investments, and overnight deposits, and interest expense incurred on deposits and borrowings. The Bank’s results of operations also are significantly affected by the level of its gains from sales of mortgage loans.

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

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is generally measured by determining the present value of expected future cash flows or, the fair value of the collateral adjusted for the market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting, (if applicable) and payment history. We also analyze delinquency trends, general economic conditions and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating. Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results. See Note 5 to the Consolidated Financial Statements for more information on the allowance for loan losses.

Other Real Estate Owned and Foreclosed Assets

Other Real Estate Owned and Foreclosed Assets are acquired through or instead of loan foreclosure. They are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. See Note 7 to the financial statements for additional information regarding other real estate owned.

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

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. The realization of our deferred tax assets is largely dependent upon our ability to generate future taxable income. The Corporation had an $8.2 million tax valuation allowance as of December 31, 2012.

Management Strategy

Our primary focus is on increasing market share and profitability by incorporating the mission of making banking fun and easy and by helping our customers retire wealthy. Primary areas of growth will be residential mortgage origination, wealth management and core deposits. Commercial lending will center on loans guaranteed by the US Small Business Administration. We have now opened nine residential loan production offices (LPOs) in leased facilities at the following locations in Michigan; St. Joseph, Kalamazoo, Grand Rapids, Battle Creek, Jackson, East Lansing, Brighton, and Adrian. We have also opened an LPO in Angola, Indiana. These locations provide residential mortgage services to customers in these markets, and will be a source for deposit gathering as we implement our mobile banking remote consumer deposit capture product. This product will allow consumers to make deposits into their accounts at the Bank by taking a photograph of a check using an IPhone or an Android based phone. We have also placed commercial lenders in the Grand Rapids and East Lansing LPOs. While incurring initial expenses for the build out of the leased spaces and for the hiring of residential loan originators, we anticipate that these LPOs will provide an increasing source of fee income for the Bank.

Continued emphasis will be placed on; 1) the development of a dynamic customer service and relationship model, 2) the reduction of non-performing and classified loans, 3) the prudent reduction of non-interest expenses, 4) the implementation of enhanced banking controls, policies and procedures and, 5) the raising of capital sufficient to comply with regulatory requirements. As previously announced, we anticipate the inception of a formal capital raise effort in the spring of 2013.

Changes in Financial Condition from December 31, 2011 to December 31, 2012

General. Monarch’s total assets decreased $17.8 million, or 8.55%, to $190.3 million at December 31, 2012 compared to $208.1 million at December 31, 2011. The decline in assets is largely attributable to the decrease in loans which decreased from $148.5 million at December 31, 2011 to $128.0 at December 31, 2012.

Loans. Loans remain our largest category of interest earning assets and the largest source of revenue. The net loan portfolio decreased $20.5 million, or 13.8%. Gross loans decreased $22.2 million, or 14.4%, from $153.4 million at December 31, 2011 to $131.3 million at December 31, 2012.

Commercial business loans decreased $1.5 million in 2012 as compared to 2011. Commercial real estate loans including multi family loans decreased $7.9 million due to scheduled maturities and specific plans to reduce substandard assets and credit concentrations. With the hiring of two additional lenders in 2012, we anticipate growth in the commercial loan portfolio in 2013.

Residential loans decreased $9.5 million in 2012, primarily as a result of the migration of one to four family residential loans to the secondary market due to the attractive interest rates available as a result of the decline in interest rates consistent throughout 2012. The decrease in home equity loans of $2.4 million from 2011 to 2012 is also mainly attributable to the refinancing activity seen in the residential market and the declining real estate values.

Installment loans or “Other loans” as categorized in Note 5 include primarily automobile and recreational vehicle loans. Other consumer loans and construction and land development loans decreased $854,000 in 2012 mainly due to normal repayments. Please refer to Note 5 to our financial statements for additional information on the composition of our loan portfolio.

Credit Risk. Credit Risk is defined as the risk that borrowers or counter-parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans, leases, banker’s acceptances, standby and commercial letters of credit, and deposit account overdrafts. Our overall credit risk position has improved significantly during the last twelve months, with a decline in delinquencies, charge off activity and nonperforming assets. While there has been overall improvement, our nonperforming assets are still elevated as compared to periods prior to the recession and we remain focused on continued reduction of these assets.

Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against the allowance for loan losses. Charge-offs for loan losses were $579,000 for 2012, compared to $2.9 million for 2011. The decrease in charge off activity in 2012 was largely due to a significant recovery associated with the sale of a large commercial real estate credit. We have also seen a decrease in charge offs related to one to four family residential mortgages as a result of a decrease in foreclosure activity in 2012.

After evaluating the level of the allowance for loan losses in the fourth quarter, and upon receiving the one-time recovery of the previously charged off loan, we reversed the provision for loan losses by $1.0 million in 2012. A loan loss provision of $733,000 was recorded for 2011. The decreased level of provision for loan losses in 2012 was due to the decreased level of charge offs and nonperforming assets.

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

Nonperforming assets decreased to $9.0 million as of December 31, 2012 from $13.2 million as of December 31, 2011, mainly due to decreases in foreclosed assets. Total foreclosed assets were $4.4 million as of December 31, 2011 compared to $1.2 million as of December 31, 2012. Nonaccrual loans decreased as well in 2012, from $8.8 million as of December 31, 2011 to $7.8 million as of December 31, 2012. The elevated levels of nonaccrual loans seen during 2011 were largely due to economic stresses being felt in Michigan and nationally. Borrowers who normally would be able to fulfill their obligations had been unable to do so in that environment. Impaired loans are commercial loans for which we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The average investment in impaired loans was $27.9 million during 2012 compared to $29.1 million during 2011. At December 31, 2012, impaired loans were $22.3 million compared to $23.6 million as of December 31, 2011. Given the present state of the economy, we have determined that it is necessary to work with some borrowers to reduce potential losses to the Bank. At December 31, 2012, we had $13.9 million restructured loans where the borrower was in compliance with the terms of agreement or delinquent less than 90 days.

Securities. The Bank’s securities portfolio decreased $2.5 million, or 17.24%, to $12.0 million at December 31, 2012 from $14.5 million at December 31, 2011. Securities were 6.32% of total assets at December 31, 2012 as compared to 7.0% at December 31, 2011. The decrease was largely attributable to several securities being called and not replaced. In 2011 the Bank sold a significant portion of its securities portfolio and reinvested in mainly collateralized mortgage obligations (CMO). The yield on investment securities has decreased to 1.9% at December 31, 2012 from 3.40% for the same period a year ago. We have continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Liabilities. The Bank’s deposits decreased $4.7 million, or 2.7%, to $169.5 million at December 31, 2012 compared to $174.2 million at December 31, 2011. This decrease was primarily in certificates of deposits which decreased $7.2 million. Brokered CDs decreased $1.6 million from $3.8 million at December 31, 2011 to $2.2 million at December 31, 2012. The Bank has attempted to reduce its reliance on brokered and large, out of area CDs, although the success of this strategy is dependent on growing core deposits. Retail CD deposits decreased $5.6 million. Non-interest bearing deposit accounts decreased $2.0 million. Interest bearing checking accounts including money markets accounts increased $1.4 million. Savings accounts increased $3.1 million. The Bank expects its low cost core deposits to increase in the future as a result of strategies to attract more small business depositors and municipal depositors.

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

Federal Home Loan Bank advances decreased $13.1 million, or 64.9%, to $7.1 million at December 31, 2012 from $20.2 million at December 31, 2011. We have used brokered certificates of deposit to diversify our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. For several years our strategy has been to replace borrowed funds and brokered CDs with lower cost core deposits. With the movement of customers from the stock market into more conservative types of investments including deposit products we have been able to take advantage of the shift and significantly reduce our reliance on whole sale funding. We expect this trend to continue even when customers move back to riskier types of investing due to the retention of staff specifically focused on building and broadening customer relationships.

Equity. Total equity amounted to $10.5 million at December 31, 2012 and $11.1 million at December 31, 2011, or 5.5% and 5.4%, respectively, of total assets at both dates. The decrease in equity resulted from the net loss for 2012 of $353,000 and dividend payments of $388,000, which consisted of dividends accrued but not paid on the Preferred Stock. The annual 5% dividend on the Preferred Stock, which increases to 9% in 2014, together with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually.

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

	Year Ended December 31,
	2012			2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
Fed Funds and overnight deposits	$28,058	$41	0.15%	$38,511	$32	0.08%
Investment securities	14,374	270	1.88	10,502	354	3.37
Other securities	3,317	108	3.26	3,526	94	2.67
Loans receivable	146,121	8,216	5.62	172,402	10,006	5.80

Total earning assets	$191,870	$8,635	4.50	$224,941	$10,486	4.66

Demand and NOW accounts	$46,732	$8	0.02	$43,948	$29	0.07
Money market accounts	35,806	101	0.28	38,752	181	0.47
Savings accounts	22,803	16	0.07	21,614	25	0.12
Certificates of deposit	73,267	1,396	1.91	92,319	2,157	2.34
Federal Home Loan Bank advances	13,268	585	4.41	27,896	1,246	4.47

Total interest bearing liabilities	$191,876	2,106	1.10	$224,529	3,638	1.62

Net interest income		$6,529			$6,848

Net interest spread			3.40%			3.04%

Net interest margin			3.40%			3.04%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,				Year Ended December 31,
	2012 vs. 2011				2011 vs. 2010
				Total				Total
	Increase (Decrease) Due to			Increase	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)	Rate	Volume	Mix	(Decrease)
	(in thousands)				(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$24	$(9)	(7)	9	$11	$4	12	28
Investment securities	$(125)	$64	(22)	(84)	$9	$(138)	(3)	(132)
Other securities	$(22)	$47	(11)	14	$13	$(14)	(2)	(3)
Loans receivable	$(312)	$(1,525)	48	(1,790)	$204	$(2,408)	(40)	(2,244)

Total interest-earning assets	$(435)	$(1,423)	$7	$(1,851)	$237	$(2,556)	$(32)	$(2,351)

Interest-bearing liabilities
Demand and NOW accounts	$(23)	$2	—	(21)	$(67)	$8	(5)	(65)
Money market accounts	$(66)	$(14)	—	(80)	$(179)	$(92)	40	(231)
Savings accounts	$(10)	$1	—	(9)	$(26)	$2	(1)	(25)
Certificates of deposit	$(316)	$(445)	—	(761)	$(609)	$(104)	22	(691)
Federal Home Loan Bank advances	$(8)	$(653)	—	(661)	$(10)	$(716)	4	(722)

Total interest-bearing liabilities	$(423)	$(1,109)	$—	$(1,532)	$(890)	$(903)	$60	$(1,734)

Net interest income				$(319)				$(617)

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

General. The Bank reported a net loss of $353,000 for the year ended December 31, 2012 and a net loss of $353,000 for the year ended December 31, 2011.

Net Interest Income. Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. Net interest income before provision for loan losses decreased to $6.5 million for 2012 compared to $6.8 million in 2011.

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Our net interest margin has increased from 3.04% in 2011 to 3.40% in 2012. The increase from 2011 to 2012 is primarily due to the repayment of high cost wholesale funds.

Interest Income. Total interest income in 2012 decreased $1.9 million primarily due to a decline in outstanding average earning assets and the low interest rates consistent since 2010. This followed a $2.3 million decrease in 2011 which is also attributable to declining interest rates. In 2012 the decline in average balances significantly offset the decline in average yield on earning assets.

Interest Expense. Total interest expense decreased $1.5 million in 2012 compared to 2011. This followed a decrease of $1.8 million in 2011. The decrease in 2011 and 2012 was primarily the result of a reduction in the rates we paid on deposits, sustained by the continued low interest rate environment and the decrease in the average balance of FHLB’s borrowings and brokered deposits. As a result, our average cost of funds, including the effect of interest-free demand deposits, decreased to 1.10% in 2012 from 1.62% in 2011. In the past the Bank has had difficulty in reducing its cost of funds because of increased market rates for CDs and further competition for money market deposits which has also resulted in higher rates being paid. Growing lower cost core deposits remains a challenge in our current market area. Our reliance on money market accounts, internet CDs and FHLB borrowings continues to have an impact on our higher cost of funds.

Provision for Loan Losses. The Bank recorded a reverse provision for loan losses of $1.0 million which was due to a one-time recovery on a previously charged off loan for the year ended December 31, 2012 compared to a provision for loan losses of $733,000 in 2011.

The decreased provision for 2012 was attributable to a decreased level of net charge-offs in the amount of $579,000 as of December 31, 2012 compared to $2.9 million as of December 31, 2011 and decreased loan delinquencies at December 31, 2012 as compared to December 31, 2011. Nonperforming assets which include loans that are nonaccrual and real estate in judgment and other repossessed property decreased to 4.74% of assets at December 31, 2012 compared to 6.34% at December 31, 2011. These levels have been elevated over the previous two years (see “Selected Financial and Other Data” and Credit Risk”). Please refer to Note 5 to our financial statements for additional information on our provision for loan losses.

Non-interest Income. Non-interest income increased to $4.3 million for the year ended December 31, 2012 compared to $4.0 million for the same period in 2011 largely due to an increase in gain on sale of loans. Non-interest income increased to $4.0 million in 2011 primarily due to an increase in gain on sale of securities.

Fees and service charges were $1.8 million for 2012 and $1.9 million for 2011. The decline in fees and service charges is a result of a decline in income for the Bounce Protection Program and loan fees offset by an increase in income from fees associated with ATM usage. Income from the Bounce Protection Program has decreased from $1.1 million in 2011 to $969,000 in 2012 due to decreased customer usage. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base due to the increased regulatory changes that became effective July 1, 2010. ATM income has increased from $367,000 in 2011 to $407,000 in 2012 as customer usage continues to increase.

Gain on sale of loans increased to $1.8 million in 2012 compared to $1.0 million in 2011. The elevated level of gain on sale of loans in 2012 was largely due to the falling rate environment which generated a significant amount of one to four family residential mortgage refinancing. Loan servicing income decreased to $413,000 in 2012 from $437,000 in 2011. Our strategy, which began in 2007, has been to sell as many of the residential mortgage originations as possible to manage the Bank’s interest rate risk, credit risk and liquidity.

Gain on sale of securities decreased from $469,000 in 2011 to $12,000 in 2012 primarily due to the Bank previously selling a significant portion of the portfolio to improve overall quality of the portfolio.

Other income increased slightly to $238,000 in 2012 compared to $209,000 in 2011. Other income increased to $209,000 in 2011 from $119,000 in 2010 primarily due to an increase in the gain on the sale of foreclosed assets. The gain on the sale of foreclosed property increased $97,000 in 2011 compared to 2010. The gain on sale of foreclosed property decreased in 2012 by $232,000 compared to 2011. Impairment charges of $335,000 in 2010 and $318,000 in 2011 taken against an investment in a low cost housing that provided tax credits offset the increase in gain on the sale of foreclosed assets. The Bank does occasionally experience a gain on sale of foreclosed property, as it has become increasingly more conservative in valuing these properties upon acquisition. Management expects 2013 to be comparable to prerecession periods in terms of foreclosure activity and thus modest potential gains or losses on subsequent sales of the foreclosed properties.

Non-interest Expense. Non-interest expense increased to $12.2 million in 2012 from $10.3 million in 2011, following an increase from $10.2 million in 2010 to $10.3 million in 2011. The increase in non-interest expense in 2011 and 2012 was primarily due to increases in salaries and employee benefits associated with the hiring of additional staff for the new mortgage loan offices.

Salaries and employee benefits expense increased to $5.7 million in 2012 from $4.5 million in 2011. The increase in personnel expense was primarily attributable to the addition of loan originators for the new offices opened during the year. Salaries and employee benefits expense increased to $4.5 million in 2011 as compared to $4.3 million in 2010. Retaining qualified staff continues to be a priority of Management.

Repossessed property expense increased to $820,000 in 2012 from $745,000 in 2011 primarily due to an elevated level of properties and an increase in disposition costs. Repossessed property expense has also increased from $631,000 in 2010 to $745,000 in 2011. Management continues to focus on better management of properties during the holding period and better sales efforts that have led to shorter holding periods.

Professional services expenses increased to $902,000 in 2012 compared to $721,000 in 2011. The increase was due to increased fees associated with SEC filing, additional required quality control review of mortgages originated for the secondary market and costs related to hiring staff for the mortgage loan production offices. Professional services expenses decreased to $721,000 in 2011 compared to $809,000 in 2010 primarily due to decreases in legal fees. We expect professional services expense to remain elevated in 2013 due to the additional costs associated with working with problem loans.

Amortization expense of intangible assets remained the same year over year from 2011 to 2012. As indicated in Note 3 to the Corporation’s financial statements, this expense will continually decline over the remaining life of the related asset and will expire in 2013.

Mortgage banking expense (which is the amortization of capitalized mortgage servicing rights) increased slightly in 2012 to $442,000 compared to $425,000 in 2011 due to an increase in amortization of mortgage servicing rights associated with the refinancing of residential mortgages. Mortgage banking expense remained relatively unchanged year over year from 2010 to 2011. Other general and administrative expense increased to $1.8 million in 2012 compared to $1.6 million in 2011, this is primarily due to an increase in costs associated with opening the additional offices. Other general and administrative expense decreased to $1.6 million in 2011 from $1.8 million in 2010, primarily due to a decrease in FDIC insurance.

Federal Income Taxes. Our effective tax rate for purposes of the tax provision was 0% in 2012 compared to -40.1% in 2011. In prior years the difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the low income housing credits available to the Bank from the investment in the limited partnership as well as fluctuation of permanent book and tax differences such as non-taxable income and non-deductible expenses.

Liquidity and Commitments

We are required to maintain appropriate levels of liquid assets under FDIC regulations. Appropriate levels are determined by our Board of Directors and Management and are included in our asset and liability management policy. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We have maintained liquidity at levels above those believed to be adequate to meet the requirements of normal operations, including new loan funding and potential deposit outflows. At December 31, 2012, our liquidity ratio, which is our liquid assets as a percentage of total deposits less certificates of deposit maturing in more than one year and increased by borrowings maturing in one year or less, was 19.8%. This level of liquidity is higher than that maintained last year. Management has taken steps to increase liquidity and is confident it will be able to effectively address the Bank’s liquidity needs.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits, including fed funds, and short-term treasury and governmental agency securities. On a longer term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $40.6 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.

If necessary, additional funding sources include additional deposits (including core deposits) and Federal Home Loan Bank advances. Based on current collateral levels, at December 31, 2012, the Bank could borrow an additional $20.9 million from the Federal Home Loan Bank at prevailing interest rates. We anticipate we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. For the year ended December 31, 2012, the Bank had a net increase in cash and cash equivalents of $4.6 million as compared to a net decrease of $17.9 million for the year ended December 31, 2011.

The Bank’s primary sources of funds during 2012 were $4.8 million in proceeds from the maturities of securities and $18.3 million in principal loan collections in excess of loan originations. The primary uses of funds in 2012 were the repayment of $13.1 million of FHLB advances and purchases of securities of $2.6 million and a decrease in deposits of $4.7 million.

Off-Balance Sheet Arrangements

At December 31, 2012, the total unused commercial and consumer lines of credit were $8.6 million and there were no outstanding commitments under letters of credit. At December 31, 2011, the total unused commercial and consumer lines of credit were $11.1 million and there were no outstanding commitments under letters of credit.

The Corporation has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Corporation actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Note 13 to the Financial Statements details the capital position of the Bank as well as the capital levels necessary to remain well capitalized. At December 31, 2012 the equity to assets ratio of the Company was 5.5%. See also “Regulatory Orders” below.

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

Regulatory Orders

On September 21, 2010 the Corporation entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”). Among other things, the Written Agreement requires that the Corporation obtain the approval of the FRB prior to paying a dividend; prohibits the Corporation from purchasing or redeeming any shares of its stock without the prior written approval of the FRB; and requires the Corporation to submit cash flow projections for the Corporation to the FRB on a quarterly basis. A Form 8-K was filed with the complete details of the Written Agreement. In response to these requirements, no preferred stock dividends or common stock dividends have been made since and we have been submitting cash flow projections quarterly.

Following the Bank’s most recent Safety and Soundness examination, the Bank’s Board of Directors stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition. The Consent Order, among other things, requires the following:

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

•	The Bank is required to charge off any loans classified as loss.

•	The Bank may not extend credit to borrowers that have had loans with the Bank that were classified substandard, doubtful or special mention without prior board approval.

•	The Bank may not extend credit to borrowers that have had loans charged off or classified as loss.

•	The Bank is required to adopt a plan to reduce the Bank’s risk position in each asset in excess of $250,000 which is more than sixty days delinquent or classified substandard or doubtful.

•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

•	Prior to submission or publication of all Reports of Condition, the board is required to review the adequacy of the Bank’s allowance for loan losses.

•	The Bank is required to adopt written lending and collection policies to provide effective guidance and control over the Bank’s lending function.

•	The Bank is required to implement revised comprehensive loan grading review procedures.

•	Within sixty days of the Consent Order, the Bank was required to adopt a written profit plan and comprehensive budget.

•	Within sixty days of the Consent Order, the Bank was required to adopt a written plan to manage concentrations of credit in a safe and sound manner.

•	Within sixty days of the Consent Order, the Bank was required to formulate a written plan to reduce the Bank’s reliance on brokered deposits.

•	While the Consent Order is in effect, the Bank is required to prepare and submit quarterly progress reports the FDIC and OFIR.

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

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2012 and 2011 we sold $53.3 million and $32.4 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.

Monarch uses an internally generated model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. The information presented in the following table presents the expected change in Monarch’s net portfolio value at December 31, 2012 that would occur upon an immediate change in interest rates.

Change in Interest Rates Basis Points (“bp”)	Net Portfolio Value			Net Portfolio Value as % of Present Value of Assets
(Rate Shock in Rates) (1)	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	12,435	-2,019	-14%	6.68%	-75bp
+ 200 bp	12,473	-1,982	-14%	6.58%	-65bp
+100 bp	13,097	-1,358	-9%	6.81%	-62bp
0 bp	14,455	0	0%	7.43%	0bp
-100 bp	16,233	1,778	12%	8.24%	81bp
-200 bp	18,321	3,866	27%	9.20%	177bp
-300 bp	21,290	6,835	47%	10.58%	315bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2012. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

						2018 and		Fair Value
	2013	2014	2015	2016	2017	beyond	Total	12/31/2012
Rate-sensitive assets
Fed funds and overnight deposits	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate
Securities	$741	$1,240	$81	$2,445	$—	$7,521	$12,028	$13,273
Average interest rate	1.00%	1.37%	5.50%	1.14%		3.48%
Gross loans	$11,686	$7,517	$18,593	$14,124	$16,685	$62,671	$131,276	$134,944
Average interest rate	7.16%	6.82%	6.90%	6.95%	6.61%	6.18%
Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$84,578	$—	$—	$—	$—		$84,578	$84,578
Average interest rate	0.04%
Certificates of deposit	$40,629	$13,426	$8,687	$2,915	$1,615	$—	$67,272	$68,453
Average interest rate	1.48%	2.01%	2.03%	1.40%	1.11%	0.00%
FHLB advances	$7,059	$—	$—	$—	$—		$7,059	$7,194
Average interest rate	4.60%

ITEM 8. Financial Statements and Supplementary Data

See Financial Statement file.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated:

	Year Ended December 31, 2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	$2,305	$2,204	$2,101	$2,025
Interest expense	633	564	495	414

Net interest income	1,672	1,640	1,606	1,611
Provision for loan losses	28	24	5	(1,099)

Net interest income after provision for loan losses	1,644	1,616	1,601	2,710
Noninterest income	840	1,163	1,030	1,287
Noninterest expense	2,885	3,053	3,144	3,162

Income before income taxes	(401)	(274)	(513)	835
Income tax expense	—	—	—	—

Net Income	$(401)	$(274)	$(513)	$835

Dividends and amortization of discount on preferred stock	100	98	102	88
Net Income available to common stock	$(501)	$(372)	$(615)	$747

Earnings per share:
Basic	$(0.25)	$(0.19)	$0.31	$0.38

Diluted	$(0.25)	$(0.19)	$0.31	$0.38

	Year Ended December 31, 2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share data)
Interest income	2,808	2,743	2,541	2,394
Interest expense	1,033	976	879	750

Net interest income	1,775	1,767	1,662	1,644
Provision for loan losses	260	3	41	429

Net interest income after provision for loan losses	1,515	1,764	1,621	1,215
Noninterest income	1,046	728	1,211	985
Noninterest expense	2,363	2,472	2,664	2,838

Income before income taxes	198	20	168	(638)
Income tax expense	0	0	0	101

Net Income	198	20	168	(739)

Dividends and amortization of discount on preferred stock	88	89	89	124
Net Income available to common stock	110	(69)	79	(863)

Earnings per share:
Basic	$0.06	$(0.04)	$0.04	$(0.43)

Diluted	$0.06	$(0.04)	$0.04	$(0.43)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2012 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Monarch Community Bancorp, Inc. and Subsidiaries assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Dated: March 29, 2013

Richard J. DeVries President and Chief Executive Officer

Rebecca S. Crabill
Executive Vice President and Chief Financial Officer

ITEM 9B. Other Information – Not Applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders under the captions “Item 1. Election of Directors”, “The Audit Committee”, “Audit Committee Financial Expert”, “Compliance with Section 16”, “Code of Conduct”, and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders under the caption “Executive Compensation”, a copy of which will be filed not later than 120 days after the close of the fiscal year. The “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”, are not required for smaller reporting companies.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2012:

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

(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders under the captions “Transactions with Certain Related Persons” and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

MONARCH COMMUNITY BANCORP, INC.

Dated: March 29, 2013	By:	/s/ Richard J. DeVries
Richard J. DeVries, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard J. DeVries	President and Chief Executive Officer	March 29, 2013
Richard J. DeVries	(Principal Executive Officer)

/s/ Stephen M. Ross	Chairman of the Board	March 29, 2013
Stephen M. Ross

/s/ Rebecca S. Crabill	Executive Vice President and Chief Financial Officer	March 29, 2013
Rebecca S. Crabill	(Principal Financial and Accounting Officer)

/s/ Harold A. Adamson	Director	March 29, 2013
Harold A. Adamson

/s/ Karl F. Loomis	Director	March 29, 2013
Karl F. Loomis

/s/ James W. Gordon	Director	March 29, 2013
James W. Gordon

/s/ Martin L. Mitchell	Director	March 29, 2013
Martin L. Mitchell

/s/ Gordon L. Welch	Director	March 29, 2013
Gordon L. Welch

/s/ Craig W. Dally	Director	March 29, 2013
Craig W. Dally

/s/ Richard L. Dobbins	Director	March 29, 2013
Richard L. Dobbins

Exhibit Index

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1 (i)	Registrant’s Articles of Incorporation	*
3.1 (ii)	Articles Supplementary (Incorporated by reference from Form 8-K filed 2/9/09)
3.2 (i)	Registrant’s Bylaws ( Incorporated by reference from Form 8-K filed on 12/23/09)
4.1	Registrant’s Specimen Stock Certificate	*
4.2	Warrant to Purchase 260,962 shares of Common Stock issued to the U.S. Treasury (Incorporated by reference from Form 8-K filed on 2/12/09)
10.1	Management Continuity Agreement between Monarch Community Bancorp, Inc. and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)
10.2	Registrant’s Employee Stock Ownership Plan	*
10.3	Registrant’s 2003 Stock Option and Incentive Plan	**
10.4	Registrant’s Recognition and Retention Plan	**
10.5	Form of Stock Option Agreement	***
10.6	Management Continuity Agreement with Rebecca S. Crabill (Incorporated by reference from Form 8-K filed on 02/27/08)
10.7	Letter Agreement dated February 6, 2009 including the Securities Purchase Agreement –Standard Terms Incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on 2/12/09)
10.8	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K, filed on 2/12/09)
10.9	Form of Amendment Agreement (incorporated by reference from Form 8-K filed on 2/12/09)
10.10	Amendment to Employment Agreement with Andrew J. Van Doren
10.11	Amendment to Employment Agreement with Rebecca S. Crabill
10.12	Consent Order with OFIR and the FDIC (incorporated by reference from Form 8-K filed on 5/2/10).
10.13	Employment term sheet with Richard J. DeVries (incorporated by reference from Form 8-K filed on 7/16/10).
10.14	Written agreement with the FRB (incorporated by reference from Form 8-K filed on 9/27/10).
11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	Not required
14	Registrant’s Code of Conduct	14
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Plante & Moran, PLLC	23
24	Power of Attorney	Not required
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2
32	Section 1350 Certification.	32
99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer	99.1
99.2	31 C.F.R Section 30.15 Certification of Principal Financial Officer	99.2

*	Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.
**	Filed on March 19, 2003 as part of the Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference
***	Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Plante & Moran, PLLC Suite 400 634 Front Avenue N.W. Grand Rapids, MI 49504 Tel: 616.774.8221 Fax: 616.774.0702 plantemoran.com

Report of Independent Registered Public Accounting Firm

Board of Directors

Monarch Community Bancorp, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each year in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each year in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Corporation has suffered recurring losses from operations and as of December 31, 2012 did not meet the minimum capital requirements as established by its regulators, which raises substantial doubt about the Corporation’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Plante & Moran, PLLC

Grand Rapids, Michigan

March 28, 2013

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(000s omitted, except per share data)

	December 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$8,978	$7,701
Federal Home Loan Bank overnight time and other interest bearing deposits	19,766	16,410

Total cash and cash equivalents	28,744	24,111
Securities—Available for sale (Note 4)	10,047	12,536
Securities—Held to maturity (Note 4)	1,981	1,981
Other securities (Note 4)	3,370	3,370
Loans held for sale	2,045	653
Loans, net (Note 5)	128,000	148,495
Foreclosed assets, net (Note 7)	1,244	4,433
Premises and equipment (Note 8)	3,980	4,004
Core deposit (Note 3)	107	248
Other assets (Notes 6 and 11)	10,805	8,275

Total assets	$190,323	$208,106

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$17,610	$19,683
Interest-bearing (Note 9):	151,850	154,502

Total deposits	169,460	174,185
Federal Home Loan Bank advances (Note 10)	7,059	20,175
Accrued expenses and other liabilities (Note 16)	3,337	2,604

Total liabilities	179,856	196,964
Stockholders’ Equity (Notes 13, 14, 15 and 20)
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of December 31, 2012 and 2011	6,773	6,762
Common stock—$0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at December 31, 2012 and 2011	20	20
Additional paid-in capital	20,994	21,077
(Accumulated deficit)	(17,075)	(16,334)
Accumulated other comprehensive income	122	77
Unearned compensation	(367)	(460)

Total stockholders’ equity	10,467	11,142

Total liabilities and stockholders’ equity	$190,323	$208,106

See Notes to Consolidated Financial Statements.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(000s omitted)

	Year Ended December 31,
	2012	2011
Interest Income
Loans, including fees	$8,216	$10,006
Investment securities	378	448
Federal funds sold and overnight deposits	41	32

Total interest income	8,635	10,486
Interest Expense
Deposits	1,521	2,392
Federal Home Loan Bank advances	585	1,246

Total interest expense	2,106	3,638

Net Interest Income	6,529	6,848
Provision for Loan Losses (Note 5)	(1,042)	733

Net Interest Income (Loss) After Provision for Loan Losses	7,571	6,115
Noninterest Income
Fees and service charges	1,825	1,874
Loan servicing fees	413	437
Net gain on sale of loans	1,832	981
Net gain (loss) on sale of investment securities (Note 4)	12	469
Other income (Note 7)	238	209

Total noninterest income	4,320	3,970
Noninterest Expense
Salaries and employee benefits (Note 16, 20 and 21)	5,748	4,505
Occupancy and equipment (Note 8)	1,088	879
Data processing	797	870
Mortgage banking	442	425
Professional services	902	721
Amortization of intangible assets (Note 3)	142	142
NOW account processing	191	198
ATM/Debit card processing	273	247
Repossessed property expense (Note 7)	820	745
Other general and administrative	1,841	1,605

Total noninterest expense	12,244	10,337

(Loss) - Before income taxes	(353)	(252)
Income Taxes (Note 11)	—	101

Net (Loss)	$(353)	$(353)

Dividends and accretion of discount on preferred stock	$388	$390
Net (Loss) available to common stockholders	$(741)	$(743)

Comprehensive Loss

Net Loss	$(353)	$(353)
Change in unrealized gain on securities, net of tax and reclassification effects (Note 1)	$45	$(180)

Comprehensive Loss	$(308)	$(533)

(Loss) Per Share
Basic	$(0.37)	$(0.37)
Diluted	$(0.37)	$(0.37)

See Notes to Consolidated Financial Statements.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Equity

(000s omitted)

	Preferred Stock Number of Shares	Amount	Common Stock Number of Shares	Amount	Additional Paid in Capital	(Accumulated deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
Balance—January 1, 2011	6,785	$6,750	2,049,485	$20	$21,147	$(15,591)	$257	$(565)	$12,018

Allocation of ESOP shares (Note 20)					(81)			93	12
Vesting of 772 restricted shares								12	12
Stock option expenses					11				11
Net (Loss)						(353)			(353)
Other comprehensive gain (loss) (Note 1)							(180)		(180)
Dividends on preferred stock and accretion of discount	—	12	—	—	—	(390)	—	—	(378)

Balance—December 31, 2011	6,785	$6,762	2,049,485	$20	$21,077	$(16,334)	$77	$(460)	$11,142

Allocation of ESOP shares (Note 20)					(83)			93	10
Net (Loss)						(353)			(353)
Other comprehensive gain (loss) (Note 1)							45		45
Dividends on preferred stock and accretion of discount	—	11	—	—	—	(388)	—	—	(377)

Balance—December 31, 2012	6,785	$6,773	2,049,485	$20	$20,994	$(17,075)	$122	$(367)	$10,467

See Notes to Consolidated Financial Statements.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Statement of Cash Flows

(000s omitted)

	Year Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net (loss)	$(353)	$(353)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,087	1,032
Provision for loan loss	(1,042)	733
Write down on foreclosed assets	1,320	—
Gain on sale of foreclosed assets	(68)	(300)
Mortgage loans originated for sale	(54,732)	(32,356)
Proceeds from sale of mortgage loans	53,340	32,397
Gain on sale of mortgage loans	(1,832)	(981)
(Gain) on sale of available for sale securities	(12)	(469)
Loss on sale of premises and equipment	—	(5)
Earned stock compensation	10	35
Net change in:
Accrued interest receivable	(70)	89
Other assets	(2,907)	(242)
Accrued expenses and other liabilities	710	321

Net cash provided by operating activities	(4,549)	(99)
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(2,591)	(11,575)
Repurchase of FHLB Stock	—	495
Proceeds from sale of securities	255	8,550
Proceeds from maturities of securities	4,820	2,094
Activity in held-to-maturity securities:
Purchases	—	(1,981)
Loan originations and principal collections, net	18,266	30,420
Proceeds from sale of foreclosed assets	7,056	2,917
Purchase of premises and equipment	(395)	(276)

Net cash provided by (used in) investing activities	27,411	30,644
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(4,725)	(31,843)
Dividends accrued	(388)	(390)
Repayment of FHLB advances	(13,116)	(16,175)

Net cash (used in) provided by financing activities	(18,229)	(48,408)

Net Increase (Decrease) in Cash and Cash Equivalents	4,633	(17,863)
Cash and Cash Equivalents—Beginning	24,111	41,974

Cash and Cash Equivalents—End	$28,744	$24,111

See Notes to Consolidated Financial Statements.

Note 1—Summary of Significant Accounting Policies

Organization—Monarch Community Bancorp, Inc. (the Corporation) was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the Bank), formerly known as Branch County Federal Savings and Loan Association.

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

Use of Estimates—The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset, valuation of investment securities, valuation of deferred taxes, and the valuation of the foreclosed assets.

Significant Group Concentrations of Credit Risk—Most of the Corporation’s activities are with customers located within its primary market areas in Michigan. Note 4 summarizes the types of securities the Corporation invests in. Note 5 summarizes the types of lending that the Corporation engages in. The Corporation has a significant concentration of loans secured by residential real estate located in Branch, Calhoun and Hillsdale counties.

Cash and Cash Equivalents — For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2012 and 2011, these reserve balances amounted to approximately $740,000 and $717,000, respectively.

Note 1—Summary of Significant Accounting Policies (Continued)

Securities—Debt securities that management has the intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses, net of deferred income taxes, excluded from earnings and reported in other comprehensive income.

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

Loans—The Corporation grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when at least six months of payments have been made and and future payments are reasonably assured.

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Note 1—Summary of Significant Accounting Policies (Continued)

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

Troubled Debt Restructuring—Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructure (TDR). A loan is a TDR when the Corporation, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Corporation would not otherwise consider. To make this determination, the Corporation must determine whether (a) the borrower is experiencing financial difficulties and (b) the Corporation granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Note 1—Summary of Significant Accounting Policies (Continued)

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

Other Intangible Assets — Other intangible assets consist of core deposit, acquired customer relationship intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives. See further discussion of intangible assets in Note 3.

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

Note 1—Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2012	2011
Change in unrealized holding gain on available-for-sale securities	$80	$196
Reclassification adjustment for (gains) realized in income	(12)	(469)

Net unrealized gains (losses)	$68	$(273)
Tax effect	(23)	93

Net other comprehensive income	$45	$(180)

(Loss) Per Common Share—Basic (loss) per share represents (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options, Recognition and Retention Plan shares and warrants, and are determined using the treasury stock method.

Note 1—Summary of Significant Accounting Policies (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	2012	2011
Basic (loss) per share
Numerator:
Net (loss)	$(353)	$(353)
Dividends and accretion of discount on preferred stock	$388	$390

Net (loss) available to common stockholders	$(741)	$(743)
Denominator:
Weighted average common shares outstanding	2,049	2,049
Less: Average unallocated ESOP shares	(46)	(55)
Less: Average non-vested RRP shares	—	—

Weighted average common shares outstanding for basic earnings per share	2,003	1,994

Basic (loss) per share	$(0.37)	$(0.37)

Diluted (loss) per share
Numerator:
Net (loss) available to common stockholders	(741)	(743)

Denominator:
Weighted average common shares outstanding	2,003	1,994
Add: Dilutive effects of assumed exercises of stock options	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,003	1,994

Diluted (loss) per share	$(0.37)	$(0.37)

Note 1—Summary of Significant Accounting Policies (Continued)

At December 31, 2012 and 2011 stock options and warrants not considered in computing diluted earnings per share because they were antidilutive, totaled 413,799.

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

Stock Based Compensation —All companies measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options granted and recognized over the employee service period, which is usually the vesting period for the options. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.

Recent Accounting Pronouncements — During 2012, the Corporation adopted new guidance related to the presentation of comprehensive income in the financial statements. Among other changes, the new guidance eliminated the option to only present comprehensive income in the statement of equity. The Corporation has elected to report comprehensive income in a single statement of operations and comprehensive income. The change in presentation has been applied retrospectively and the 2011 financial statements have been restated to conform to the new presentation method. Other than the change in presentation of comprehensive income and related disclosures, the new guidance did not have a material effect on the financial statements.

In 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update applies to all creditors, both public and non-public, and was introduced to provide clarification surrounding troubled debt restructurings (“TDR”). The primary characteristics that previously caused a restructuring to qualify as a TDR still exist: (1) the restructuring constitutes a concession to the borrower and (2) the borrower is experiencing financial difficulties. The update provides additional details and examples to provide clarity surrounding these items. The update also prohibits the use of the effective interest rate test when determining whether the restructuring constitutes a concession. The update became effective for annual reporting periods ending on or after December 15, 2012 (therefore, December 31, 2012, for the Corporation). Other than the additional disclosures, these updates did not have a significant impact on the financial statements.

Note 1—Summary of Significant Accounting Policies (Continued)

In 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. However, this update does require expanded disclosure related to the nature and significance of inputs that are used in estimating and measuring the fair value of financial instruments. The amendments in this update are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2011 (therefore, December 31, 2012, for the Corporation). This update did not have a significant impact on the financial statements.

Supplemental Cash Flow Information (000s omitted)

	December 31,
	2012	2011
Cash paid for:
Interest	$2,041	$3,766
Income taxes	$—	$7
Noncash investing activities -
Loans transferred to real estate in judgment	$3,725	$4,966
Real estate in judgment transferred to real estate owned	$2,093	$5,444

Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2—Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create uncertainty about the Corporation’s ability to continue as a going concern.

Note 2—Management’s Plan (Continued)

The Corporation recorded net losses to common shareholders of $741,000 in 2012 and $743,000 in 2011. The loss in 2012 was largely attributable to the cost of operations, including the impact of opening the mortgage loan production offices and a continued decline in net interest income as the bank shrinks to manage capital levels and ratios. Losses in 2011 were largely due to losses from the loan portfolio. During 2012 and 2011 the Corporation recorded provisions for loan losses of ($1.0) million and $733,000 respectively. Total nonperforming assets amounted to $9.0 million at December 31, 2012 compared to $13.2 million at December 31, 2011. The levels of nonperforming assets improved significantly during 2012.

As a result of losses during 2010 and the level of non-performing assets, the Board of Directors of the Corporation has significantly changed the strategic direction and focus of the Bank to improve its internal operations and to work out of its problem loans and assets. During the second quarter of 2010, the Board of Directors elected a new President of the Bank. The Corporation has since worked closely with its regulators at the FRB and the Bank’s regulators at the FDIC and OFIR to put in place improved controls and procedures. The Board has implemented additional corporate governance practices and disciplined business and banking principles, including additional Board oversight, specific plans to reduce substandard assets and credit concentrations, more conservative lending principles that comply with regulatory standards, the appointment of experienced and disciplined lending and compliance personnel, the engagement of a third party loan review and the replacement of the existing internal audit function with a comprehensive internal audit performed by an independent external CPA firm. The focus of our management team turned from growth in our business to executing these disciplined business and banking procedures and policies designed to limit future losses, preserve capital and improve operational efficiencies.

As discussed in Note 13, in May 2010 Monarch Community Bank entered into a Consent Order with the FDIC and OFIR. The Consent Order covers various aspects of the Bank’s financial condition and performance; loan administration; and capital planning. The Bank has already addressed or taken steps to address the requirements of the Consent Order and manages its comprehensive plan to address all of the requirements of the Consent Order. We believe we have complied with all the provisions of the Consent Order, except with respect to the capital requirements.

The Consent Order required the Bank to have and maintain a Tier 1 Leverage Capital Ratio of at least 9% and a Total Risk Based Capital Ratio of at least 11%. At December 31, 2012, the Bank’s Tier 1 Leverage Ratio was 5.95% and the Total Risk Based Ratio was 10.49%, which would qualify the Bank as “well capitalized” under the regulatory capital standards, absent the Consent Order. The Bank needed a capital injection of approximately $6.0 million as of December 31, 2012 in order to comply with the Tier 1 Ratio requirement and needed a capital injection of approximately $500,000 in order to comply with the Total Risk Based Ratio requirement of the Consent Order.

Note 2—Management’s Plan (Continued)

The Corporation has developed a capital plan including evaluation of alternatives to reach and maintain the capital levels required by the Consent Order. Achievement of these capital levels could be impacted, positively or negatively by a variety of uncertainties including, but not limited to, earnings levels, changing economic conditions, asset quality, property values and the receptiveness of capital markets to the Corporation‘s new capital offerings.

Strategies to increase the Bank’s regulatory capital ratios in order to comply with the capital requirements of the Consent Order include improving earnings, improving asset quality, preserving capital through suspension of dividends, and raising additional capital. Following is more information regarding these strategies:

Earnings improvements. While net interest income continued to decline in 2012, the Bank has worked on reducing costs of funds and holding the rates on interest earnings assets. Accordingly, the net interest spread (difference between interest percentage earned on assets and interest expense paid on Liabilities) expanded to 3.40% as of December 31, 2012 from 3.04% at December 31, 2011. We also have implemented strategies to improve non-interest income sources, including mortgage banking and investment advisory and referral services. New residential loan production offices have been opened in higher growth markets with favorable demographic factors. These locations include East Lansing, Kalamazoo, St. Joseph, Grand Rapids, Battle Creek, Jackson, Adrian, Brighton and Angola, Indiana. We are currently pursuing the identification of sites in other key locations with similar demographic factors. These offices are normally staffed with two to three residential mortgage originators who generate loans that are sold immediately into the secondary market, generating fee income for the bank. Cross-selling activity of these lenders includes making referrals for deposit and investment services.

We have also established a new partnership with Investment Professionals, Inc. out of San Antonio, Texas, who will provide sales, research and compliance services to financial advisors operating under the name of Monarch Investment Services. These financial advisors will assist the Bank’s customers in the management and investment of their funds in non-FDIC insured products and services. This new partnership replaces the partnership previously established with Prudential Insurance, and will allow for the branding of the Monarch name while providing enhanced services to our customers.

New business development goals have been established for commercial lenders, residential loan originators and branch employees, addressing growth plans for commercial loans, residential loans, investment advisory services and deposit growth.

Improving asset quality. Management has focused significant resources toward improving asset quality over 2010, 2011 and 2012. This included the engagement of an external loan review company to conduct independent reviews of the Bank’s commercial loan portfolio. All loans greater than $500,000 have been reviewed over the past three years, along with a significant selection of loans with balances less than $500,000. Four such external loan reviews have been conducted since May of 2010, resulting in no additional charge-offs or loan loss provisions being recommended by the loan review company. In addition, the most recent external loan review, conducted in the 4th quarter of 2012, resulted in no risk rating downgrades. There were no recommendations for changes in policies, practices or procedures.

Note 2—Management’s Plan (Continued)

Likewise, in 2010 management replaced the internal audit function, previously performed by Bank employees, with internal audits now performed by an independent, external CPA firm, Rehmann. As part of the 2010 internal audit function, the CPA firm assisted the Bank in developing a new, comprehensive Sarbanes Oxley Key Control Matrix, which is updated as part of each semiannual audit. The audit is then performed based on, among other things, these key controls. No material weaknesses were identified through this audit process in 2010, 2011 and 2012.

During 2012, non-accrual loans declined from $8.8 at December 31, 2011 to $7.8 million at December 31, 2012. Nonaccrual loans declined from $14.1 million at December 31, 2010 to $8.8 million at December 31, 2011. The continued decline in nonaccrual reflects the implementation of weekly problem loan meetings that focus on the development and execution of detailed plans for the mitigation or elimination of each problem loan in the portfolio. It also reflects the restructuring and additional staffing in our credit administration department, which provides support for the commercial lenders. This increased focus on credit quality will remain a constant part of our Bank’s culture.

The decrease in total assets was largely from a reduction of $20.5 million in the Corporation’s loan portfolio from efforts to reduce concentration in certain loan types. We implemented a concentration reduction plan to measure and monitor concentrations of credit on an ongoing basis. Execution of that plan included curtailing the origination of hospitality and land development loans, the portfolios primarily responsible for loan losses in 2010. Increased emphasis has been placed on obtaining updated property valuations and “right- sizing” of loan balances either through pay downs or by obtaining additional collateral in order to protect the Bank.

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

Preserving capital. The Bank did not pay dividends to the Corporation during 2010, 2011 or 2012. In previous periods, dividends from the Bank to the Corporation were primarily utilized by the Corporation to pay dividends on its common and preferred stock and to repurchase common stock. To preserve Bank capital, the Corporation has suspended payment of dividends on common and preferred stock. The Bank may not resume payments of dividends without the consent of the FDIC and OFIR.

The Corporation also remains active at exploring alternatives to raising new capital and has established relationships with investment bankers who are assisting in this process. Due to past losses, the Bank has a deferred tax asset of approximately $8.2 million and a full valuation against the asset that if retained could be utilized in years when the Corporation becomes profitable.

Note 2—Management’s Plan (Continued)

Given this valuable deferred tax asset, we are pursuing recapitalization alternatives that, among other things, would allow us to preserve and recapture this tax asset. Our tentative goal is to undertake a formal capital raise sometime in the first half of 2013.

These financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

Note 3—Intangible Assets

	(In thousands of Dollars)
	Gross	Accumulated	Net
2012
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,974	$107

2011
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,833	$248

Aggregate amortization expense was $141,000 and $142,000 for 2012 and 2011, respectively.

Year Ending
December 31
2013	$107
2014	—
2015	—

Total	$107

Note 4—Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2012
Available-for-sale securities:
Collateralized Mortgage obligations	$6,586	$113	$—	$6,699
U.S. government agency obligations	2,007	24	—	2,031
Mortgage-backed securities	609	44		653
Obligations of states and political subdivisions	660	4	—	664

Total available-for-sale securities	$9,862	$185	$—	$10,047

Held-to-maturity securities:
Certificates of Deposit	$1,981	$—	$—	$1,981

2011
Available-for-sale securities:
Collateralized Mortgage obligations	$7,732	$48	$—	$7,780
U.S. government agency obligations	3,423	3	—	3,426
Mortgage-backed securities	938	60		998
Obligations of states and political subdivisions	326	6	—	332

Total available-for-sale securities	$12,419	$117	$—	$12,536

Held-to-maturity securities:
Certificates of Deposit	$1,981	$—	$—	$1,981

Note 4—Securities (Continued)

The amortized cost and estimated market values of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Held to Maturity		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$741	$741	$—	$—
Due in one through five years	1,240	1,240	2,499	2,527
Due after five years through ten years	—	—	168	168
Due after ten years	—	—	6,586	6,699

Total	$1,981	$1,981	9,253	9,394

Mortgage-backed securities			609	653

Total available-for-sale securities			$9,862	$10,047

For the years ended December 31, 2012 and 2011 proceeds from sales of securities available for sale amounted to $255,000 and $8,550,000, respectively. Gross realized gains amounted to $12,000 and $469,000, respectively. There were no gross realized losses recognized in 2012 or 2011.

The Corporation had no gross unrealized losses as of December 31, 2012 and 2011.

Management evaluates securities for other-than-temporary impairment (OTTI) on a periodic basis as economic or market concerns warrant such evaluation. Consideration is given to the length of time the security has been in a loss position, the financial condition and near-term prospects of the issuer and the intent and ability of the Corporation to retain its investment in the issuer to allow for recovery of fair value. Management determined that there were no securities with OTTI at December 31, 2012.

Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates market value.

Monarch Community Bank had $7.4 million and $3.6 million in pledged securities as collateral for Federal Home Loan Bank Advances at December 31, 2012 and 2011, respectively.

Note 5—Loans And Allowance For Loan Loss

A summary of the balances of loans follows (000s omitted):

	December 31,
	2012	2011
Mortgage loans on real estate:
One-to-four family	$69,043	$78,500
Multi-family	1,183	765
Commercial	45,982	54,308
Construction or land development	1,416	1,639

Total real estate loans	117,624	135,212
Consumer loans:
Home equity	8,058	10,499
Other	1,885	2,516

Total consumer loans	9,943	13,015
Commercial business loans	3,709	5,212

Subtotal	131,276	153,439
Less: Allowance for loan losses	3,035	4,656
Net deferred loan fees	241	288

Loans, net	$128,000	$148,495

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

Note 5—Loans And Allowance For Loan Loss (Continued)

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of December 31, 2012 and 2011 is as follows (000s omitted):

December 31, 2012	30-60 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$197	$—	$120	$317	$3,392	$3,709
Commercial Real Estate:
Multi-family	450	—	—	450	733	1,183
Commercial Real Estate—other	18	—	1,560	1,578	44,404	45,982
Consumer:
Consumer—Helocs and other	184	7	10	201	9,742	9,943
Residential:
Residential—prime	993	619	203	1,815	52,856	54,671
Residential—subprime	702	236	113	1,051	13,321	14,372
Construction:
Construction—prime	80	—	—	80	1,336	1,416
Construction—subprime	—	—	—	—	—	—

Total	$2,624	$862	$2,006	$5,492	$125,784	$131,276

December 31, 2011	30-60 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$147	$—	$1,166	$1,313	$3,899	$5,212
Commercial Real Estate:
Multi-family	—	—	—	—	765	765
Commercial Real Estate—other	105	246	3,016	3,367	50,941	54,308
Consumer:
Consumer—Helocs and other	74	—	—	74	12,941	13,015
Residential:
Residential—prime	632	105	478	1,215	62,094	63,309
Residential—subprime	216	123	67	406	14,785	15,191
Construction:
Construction—prime	—	—	—	—	1,639	1,639
Construction—subprime	—	—	—	—	—	—

Total	$1,174	$474	$4,727	$6,375	$147,064	$153,439

Note 5—Loans And Allowance For Loan Loss (Continued)

All commercial loans are assigned a risk rating by the credit analyst at inception. Risk ratings are reviewed periodically thereafter and modified as necessary. The risk rating system is composed of eight levels of quality and utilizes the following definitions.

Risk Rating Scores by definition:

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. A well structured credit relationship to an established borrower. Loans to entities with a strong financial condition and solid earnings history.

3.	Two (2) Above Average Quality. Loans to borrowers with a sound financial condition and positive trend in earnings.

4.	Three (3) Acceptable. Loans to entities with a satisfactory financial condition and further characterized by:

•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Debt to worth ratio of 2.50:1 or less.

•	Acceptable sales and steady earning history.

•	Industry outlook is stable.

•	Loan structure within policy guidelines.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.

5.	Four (4) Average. Loans to entities which are considered bankable risks, although some signs of weaknesses are shown:

•	Marginal liquidity and working capital.

•	Short or unstable earnings history.

•	Would include most start-up businesses.

•	Would be enrolled in Small Business Administration or Michigan Strategic Fund programs.

•	Occasional instances of trade slowness or repayment delinquency – may have been 10-30 days slow within the past 12 months.

•	Management abilities are apparent yet unproven.

•	Debt to worth ratio of 3.50 or less.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	If secured, loan is protected but collateral is marginal.

•	Industry outlook is uncertain; may be cyclical or highly competitive.

•	Loan structure generally in accordance with policy.

Note 5—Loans And Allowance For Loan Loss (Continued)

6.	Five (5) Special Mention. Special Mention loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Loans to entities that constitute an undue and unwarranted credit risk but not to the point of justifying or classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The following characteristics may apply:

•	Downward trend in sales, profit levels and margins.

•	Impaired working capital positions.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Management abilities are questionable.

•	Highly leveraged, debt to worth ratio over 3.50:1.

•	Industry conditions are weak.

•	Inadequate or outdated financial information.

•	Litigation pending against borrower.

•	Loan may need to be restructured to improve collateral position and/or reduce payment amount.

•	Collateral / guaranty offers limited protection.

7.	Six (6) Substandard. A substandard loan is inadequately protected by the current sound financial condition and net worth and repayment capacity of the borrower. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. There is a distinct possibility that the Bank will implement collection procedures if the loan deficiencies are not corrected. The following characteristics may apply:

•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems.

•	Chronic trade slowness; may be placed on COD by vendors.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Interest non-accrual may be warranted.

•	Collateral provided is of little or no value.

•	Repayment dependent upon the liquidation of non-current assets.

•	Repayment may require litigation.

Note 5—Loans And Allowance For Loan Loss (Continued)

8.	Seven (7) Doubtful. A doubtful loan has all the weakness inherent in a substandard loan with the added characteristic that collection and/or liquidation is pending. Loans or portions of loans with one or more weaknesses which, on the basis of currently existing facts, conditions, and values, makes ultimate collection of all principal highly questionable. The possibility of loss is high and specific loan loss reserve allocations should be made or charge offs taken on anticipated collateral shortfalls. However, the amount or the certainty of eventual loss may not allow for a specific reserve or charge off because of specific pending factors. Pending factors include proposed merger or acquisition, completion or liquidation in progress, injection of new capital in progress, refinancing plans in progress, etc. “Pending Factors” not resolved after six months must be disregarded. The following characteristics may apply:

•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Placement on interest non-accrual.

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed.

•	Portion of the loan balance has been charged-off.

9.	Eight (8) Loss. Loans classified loss are considered uncollectible and of such little value that their continuance as bankable asset is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. Further characterized by:

•	Liquidation or reorganization under bankruptcy, with poor prospects of collection.

•	Fraudulently overstated assets and/or earnings.

•	Collateral has marginal or no value.

•	Debtor cannot be located.

Note 5—Loans And Allowance For Loan Loss (Continued)

The following table represents the risk category of loans by class based on the most recent analysis performed as of December 31, 2012 and 2011 (000s omitted):

		December 31, 2012
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0	$—	$31	$2,006
1-2	—	—	6
3	521	—	2,890
4	2,610	601	24,602
5	163	101	2,135
6	415	450	14,343
7	—	—	—

Total	$3,709	$1,183	$45,982

		December 31, 2011
	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0	$—	$34	$2,542
1-2	—	—	—
3	112	154	2,548
4	3,082	18	29,583
5	435	105	2,376
6	466	454	15,551
7	1,117	—	1,708

Total	$5,212	$765	$54,308

Note 5—Loans And Allowance For Loan Loss (Continued)

For consumer residential real estate, and other, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of December 31, 2012 and 2011 (000s omitted):

	December 31, 2012
	Residential - Prime	Residential - Subprime
Grade
Pass	$52,980	$13,325
Substandard	1,691	1,047

Total	$54,671	$14,372

		Consumer - Helocs and other
Performing		$9,641
Nonperforming		302

Total		$9,943

		Construction - Prime
Performing		$1,336
Nonperforming		80

Total		$1,416

	December 31, 2011
	Residential - Prime	Residential - Subprime
Grade
Pass	$62,895	$15,027
Substandard	414	164

Total	$63,309	$15,191

		Consumer - Helocs and other
Performing		$12,925
Nonperforming		90

Total		$13,015

		Construction - Prime
Performing		$1,639
Nonperforming		—

Total		$1,639

Note 5—Loans And Allowance For Loan Loss (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011 (000s omitted):

December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$315	$382	$—
Commercial Real Estate:
Commercial Real Estate—Mulit-family	—	—	—
Commercial Real Estate—other	10,724	16,429	—
Consumer:
Consumer—Helocs and other	—	—	—
Residential:
Residential—prime	62	78	—
Residential—subprime	—	—	—
With an allowance recorded:
Commercial	50	50	5
Commercial Real Estate:
Commercial Real Estate—Multi-family	450	464	71
Commercial Real Estate—other	408	408	63
Consumer:
Consumer—Helocs and others	—	—	—
Residential:
Residential—prime	1,790	1,820	313
Residential—subprime	—	—	—

Total
Commercial	$11,947	$17,733	$139

Consumer	$—	$—	$—

Residental	$1,852	$1,898	$313

Note 5—Loans And Allowance For Loan Loss (Continued)

December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$404	$454	$—
Commercial Real Estate:
Commercial Real Estate—Mulit-family	—	—	—
Commercial Real Estate—other	8,820	13,350	—
Consumer:
Consumer—Helocs and others	—	—	—
Residential:
Residential—prime	72	81	—
Residential—subprime	—	—	—
With an allowance recorded:
Commercial	—	—	—
Commercial Real Estate:
Commercial Real Estate—Multi-family	454	467	35
Commercial Real Estate—other	6,445	6,958	480
Consumer:
Consumer—Helocs and others	—	—	—
Residential:
Residential—prime	131	149	81
Residential—subprime	—	—	—

Total
Commercial	$15,523	$21,229	$515

Consumer	$—	$—	$—

Residental	$203	$230	$81

Note 5—Loans And Allowance For Loan Loss (Continued)

The following table presents the average recorded investment in loans individually evaluated for impairment by class of loans for the twelve months ended December 31, 2012 and December 31, 2011 (000s omitted):

	Twelve Months Ended December 31, 2012
	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$389	$—
Commercial Real Estate:
Commercial Real Estate—Mulit-family	—	—
Commercial Real Estate—other	16,482	203
Consumer:
Consumer—Helocs and other	—	—
Residential:
Residential—prime	80	—
Residential—subprime	—	—
With an allowance recorded:
Commercial	50	3
Commercial Real Estate:
Commercial Real Estate—Multi-family	465	23
Commercial Real Estate—other	419	12
Consumer:
Consumer—Helocs and others	—	—
Residential:
Residential—prime	1,797	23
Residential—subprime	—	—

Total
Commercial	$17,805	$241

Consumer	$—	$—

Residental	$1,877	$23

Note 5—Loans And Allowance For Loan Loss (Continued)

	Twelve Months Ended December 31, 2011
	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$428	$—
Commercial Real Estate:
Commercial Real Estate—Mulit-family	—	—
Commercial Real Estate—other	13,625	131
Consumer:
Consumer—Helocs and other	—	—
Residential:
Residential—prime	82	—
Residential—subprime	—	—
With an allowance recorded:
Commercial	—	—
Commercial Real Estate:
Commercial Real Estate—Multi-family	454	32
Commercial Real Estate—other	6,967	229
Consumer:
Consumer—Helocs and others	—	—
Residential:
Residential—prime	151	—
Residential—subprime	—	—

Total
Commercial	$21,474	$392

Consumer	$—	$—

Residental	$233	$—

Note 5—Loans And Allowance For Loan Loss (Continued)

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While an loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. As of December 31, 2012 and 2011 the Corporation had not recognized any interest income on a cash basis. The following presents by class, the recorded investment in loans on non-accrual status as of December 31, 2012 and 2011 (000s omitted):

Financing Receivables on Nonaccrual Status

December 31, 2012
Commercial	$316
Commercial real estate:
Commercial Real Estate—mulit-family	—
Commercial Real Estate—other	5,008
Consumer:
Consumer—Helocs and other	9
Residential:
Residential—prime	2,108
Residential—subprime	329
Construction
Construction—prime	—
Construction—subprime	—

Total	$7,770

Financing Receivables on Nonaccrual Status

December 31, 2011
Commercial	$1,521
Commercial real estate:
Commercial Real Estate—mulit-family	—
Commercial Real Estate—other	6,278
Consumer:
Consumer—Helocs and other	—
Residential:
Residential—prime	786
Residential—subprime	180
Construction
Construction—prime	—
Construction—subprime	—

Total	$8,765

Note 5—Loans And Allowance For Loan Loss (Continued)

Loans in which the Bank elects to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and are formally restructured due to the weakening credit status of a borrower are reported as trouble debt restructure (TDR). All other modifications in which the new terms are at current market conditions and are granted to clients due to competitive pressures because of the customer’s favorable past and current performance and credit risk do not constitute a TDR loan.

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of December 31, 2012 there have been no loans in which the TDR designation has been removed.

Note 5—Loans And Allowance For Loan Loss (Continued)

The following table represents the modifications completed during the twelve months ended December 31, 2012 and 2011 (000s omitted):

		Modifications
		December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$50	$50
Commercial real estate:
Commercial Real Estate—mulit-family	—	—	—
Commercial Real Estate—other	—	—	—
Consumer:
Consumer—Helocs and other	—	—	—
Residential:
Residential—prime	7	1,010	1,022
Residential—subprime	3	134	146
Construction
Construction—prime	—	—	—
Construction—subprime	—	—	—

Total	11	$1,194	$1,218

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	$—
Commercial real estate:
Commercial Real Estate—mulit-family	1	450
Commercial Real Estate—other	1	2,534
Consumer:
Consumer—Helocs and other	6	69
Residential:
Residential—prime	7	1,684
Residential—subprime	15	784
Construction
Construction—prime	—	—
Construction—subprime	—	—

	30	$5,521

Note 5—Loans And Allowance For Loan Loss (Continued)

		Modifications
		December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	$241	$215
Commercial real estate:
Commercial Real Estate—mulit-family	—	—	—
Commercial Real Estate—other	4	2,982	2,835
Consumer:
Consumer—Helocs and other	2	81	78
Residential:
Residential—prime	19	1,606	1,596
Residential—subprime	9	470	472
Construction
Construction—prime	—	—	—
Construction—subprime	—	—	—

Total	35	$5,380	$5,196

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	6	$1,413
Commercial real estate:
Commercial Real Estate—mulit-family	1	187
Commercial Real Estate—other	16	5,692
Consumer:
Consumer—Helocs and other	6	243
Residential:
Residential—prime	15	1,938
Residential—subprime	3	261
Construction
Construction—prime	1	239
Construction—subprime	—	—

	48	$9,973

Note 5—Loans And Allowance For Loan Loss (Continued)

All TDR loans are considered impaired. When individually evaluating loans for impairment, we may measure impairment using (1) the present value of expected future cash flows discounted at the loan’s effective interest rate (i.e., the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan), (2) the loan’s observable market price, or (3) the fair value of the collateral. If the present value of expected future cash flows discounted at the loan’s effective interest rate is used as the means of measuring impairment the change in the present value attributable to the passage time is recognized as bad-debt expense. As previously mentioned all impaired loans are also classified as nonaccrual loans unless they are deemed to be impaired solely due to their status as a troubled debt restructure and, 1) the borrower is not past due or, 2) there is verifiable adequate cash flow to support the restructured debt service or, 3) there is an adequate collateral valuation supporting the restructured loan. Nonaccruing TDR loans that demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance and are supported by a current credit evaluation of the borrower’s financial condition and expectations for repayment under the revised terms. At December 31, 2012, $15.1 million of loans restructured were accruing compared to $15.8 million at December 31, 2011. Of the troubled debt restructured balances as of December 31, 2012 $13.9 million were paying in accordance with modified terms compares to $15.7 million which were paying in accordance with modified terms at December 31, 2011.

Note 5—Loans and Allowance for Loan Loss (Continued)

Analysis related to the allowance for credit losses as of December 31, 2012 and 2011 is as follows (0000s omitted):

		As of
		DECEMBER 31, 2012
	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$45	$1,262	$45	$259	$2,280	$664	$101	$4,656
Charge-Offs	(22)	(579)	—	(345)	(925)	(195)	(6)	(2,072)
Recoveries	7	1,241	1	221	20	3	—	1,493
Provision	(18)	(1,187)	35	95	69	49	(85)	(1,042)

Ending Balance	12	737	81	230	1,444	521	10	3,035

Ending Balance: individually evaluated for impairment	—	64	71	—	318	—	—	453

Ending Balance: collectively evaluated for impairment	$12	$673	$10	$230	$1,126	$521	$10	$2,582

		As of
		DECEMBER 31, 2011
	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$180	$1,610	$473	$503	$3,496	$458	$130	$6,850
Charge-Offs	(81)	(590)	(286)	(441)	(1,606)	(510)	(3)	(3,517)
Recoveries	35	235	4	196	79	41	—	590
Provision	(89)	7	(146)	1	311	675	(26)	733

Ending Balance	45	1,262	45	259	2,280	664	101	4,656

Ending Balance: individually evaluated for impairment	—	480	35	—	81	—	—	596

Ending Balance: collectively evaluated for impairment	$45	$782	$10	$259	$2,199	$664	$101	$4,060

Note 5—Loans and Allowance for Loan Loss (Continued)

	December 31, 2012
	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
FINANCING RECEIVABLES:
Ending Balance	$3,709	$45,982	$1,183	$9,943	$54,671	$14,372	$1,416	$131,276

Ending Balance: individually evaluated for impairment	365	11,132	450	—	1,852	—	—	13,799

Ending Balance: collectively evaluated for impairment	$3,344	$34,850	$733	$9,943	$52,819	$14,372	$1,416	$117,477

	December 31, 2011
	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
FINANCING RECEIVABLES:
Ending Balance	$5,212	$54,308	$765	$13,015	$63,309	$15,191	$1,639	$153,439

Ending Balance: individually evaluated for impairment	404	14,665	454	—	203	—	—	15,726

Ending Balance: collectively evaluated for impairment	$4,808	$39,643	$311	$13,015	$63,106	$15,191	$1,639	$137,713

Note 5—Loans and Allowance for Loan Loss (Continued)

The Corporation’s charge-off policy (which meets regulatory minimums) has not required any revisions since the second quarter of 2010. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met. Total impaired loans were $22.3 million as of December 31, 2012 and $23.8 million as of December 31, 2011. Partial charge-offs associated with the impaired loans totaled $729,000 as of December 31, 2012 and $447,000 as of December 31, 2011.

Note 6—Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $170,130,000 and $168,863,000 at December 31, 2012 and 2011, respectively.

The fair value of mortgage servicing rights approximates $1,362,000 and $1,727,000 at December 31, 2012 and 2011, respectively. The fair value in 2012 was determined by discounting estimated net future cash flows from mortgage servicing activities using a 7.75% discount rate and estimated prepayment speeds of 9.8 to 36.9 based on current Freddie Mac experience. In 2011 the discount rate of 7.75% and estimated prepayment speeds of 6.2 to 28.6 were used. The impairment valuation allowance is $0 as of December 31, 2012 and 2011. There has been no activity in the impairment valuation allowance during the years ended December 31, 2012 and 2011.

The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2012	2011
Mortgage servicing rights—Beginning	$962	$1,066
Mortgage servicing rights capitalized	528	321
Mortgage servicing rights scheduled amortization and direct writedown for loan payoffs	(442)	(425)

Mortgage servicing rights—Ending	$1,048	$962

Note 7—Foreclosed Assets

Foreclosed assets, which include real estate owned and real estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan.

Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2012	2011
Real estate owned	$810	$2,519
Real estate in judgment and subject to redemption	434	1,914

Total	$1,244	$4,433

Expenses applicable to foreclosed and repossessed assets include the following (000s omitted):

	December 31,
	2012	2011
Net (gain) on sales of real estate	$(68)	$(300)
Operating expenses	820	745

Total	$752	$445

Note 7—Foreclosed Assets (Continued)

The following table summarizes the activity associated with other real estate owned (000s omitted):

	2012	2011
Balance at beginning of year	$2,519	$1,542
Properties transferred into OREO	2,093	5,444
Valuation impairments recorded	(944)	(1,295)
Proceeds from Sale of Properties	(2,926)	(2,872)
(Gain) or Loss on sale of properties	(68)	(300)

	$810	$2,519

Note 8—Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,		Depreciable
	2012	2011	Life (in Years)
Land	566	566
Buildings and improvements	5,840	5,824	3-40
Furniture, fixtures and equipment	3,482	3,105	3-15

Total bank premises and equipment	9,888	9,495
Less accumulated depreciation and amortization	5,908	5,491

Net carrying amount	3,980	4,004

Depreciation expense was approximately $419,000 and $400,000, in 2012 and 2011, respectively.

Note 8—Premises and Equipment (Continued)

Rent expense for 2012 and 2011 was $114,100 and $28,275, respectively. Rent commitments under noncancelable operating leases are as follows (000s omitted):

Year Ending
December 31
2013	$124
2014	47
2015	11

Total	$182

Note 9—Deposits

The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2012	2011
Balances by account type:
Demand and NOW accounts	$26,008	$24,477
Money market	34,851	34,951
Passbook and statement savings	23,719	20,612

Total transactional accounts	84,578	80,040
Certificates of deposit:
$100,000 and over	30,395	33,023
Under $100,000	36,877	41,439

Total certificates of deposit	67,272	74,462

Total	$151,850	$154,502

Note 9—Deposits (Continued)

The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31, 2012
	Less than $100,000	$100,000 & greater
Less than one year	$23,844	$16,785
One to two years	7,672	5,753
Two to three years	3,142	5,545
Three to four years	1,285	1,630
Four to five years	934	682

Total	$36,877	$30,395

Note 10—Federal Home Loan Bank Advances and Fed Funds Purchased

The Bank has Federal Home Loan Bank advances of $7,059,000 and $20,175,000 at December 31, 2012 and 2011, respectively, which mature through 2013. At December 31, 2012, the interest rates on fixed rate advances ranged from 3.96% to 5.64%. At December 31, 2011, the interest rates on fixed rate advances ranged from 3.96% to 5.98%.

At December 31, 2012 and 2011, the Bank had no floating rate advances. The weighted average interest rate of all advances was 4.10% and 4.74% at December 31, 2012 and 2011, respectively.

The Bank has provided a pledge of all of the Bank’s eligible residential mortgage loans and certain securities as collateral for all FHLB debt. The amount of the residential loans including home equity lines of credit totaled $43.1 million and $52.1 million as of December 31, 2012 and 2011, respectively.

The contractual maturities of advances are as follows (000s omitted):

Year Ending
December 31
2013	$7,059
2014	—
2015	—

Total	$7,059

Note 11—Income Taxes

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2012	2011
Current expense (benefit)	$—	$(217)
Deferred expense (benefit)	161	(721)
Valuation allowance	(161)	1,039

Total tax expense	$—	$101

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss)
	December 31,
	2012	2011
Statutory federal tax rate	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	-1.72%	-3.90%
Tax exempt income	21.33%	-23.90%
Valuation allowance	-45.57%	-49.30%
Other	-8.04%	3.00%

Reported tax expense	0.00%	-40.10%

Note 11—Income Taxes (Continued)

The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2012	2011
Deferred tax assets:
Provision for loan losses	$—	$464
Net deferred loan fees	82	98
Deferred compensation	296	305
General business tax credit carryforward	1,671	1,480
Depreciation	383	521
Net NOL Carryforward	5,694	4,501
Other Real Estate	293	760
Other	690	1,145

Total deferred tax assets	9,109	9,274
Deferred tax liabilities:
Provision for loan losses	$9	$—
Mortgage servicing rights	352	317
Original issue discount	36	45
Net purchase premiums	351	464
Unrealized gain on available for sale securities	63	40
Other	150	90

Total deferred tax liabilities	952	956

Valuation allowance	(8,157)	(8,318)

Net deferred tax asset	$—	$—

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. The general business credits of $1,671,000 expire between 2027 and 2033.

The Corporation has invested in a partnership involved in a low cost housing project for which tax credits are generated. The project is operating as a multi-family housing community. The partnership is eligible and qualifies for the 70% present value low income housing tax credit in accordance with the Section 42 of the Internal Revenue Code as enacted by the Tax Reform Act of 1986 on qualified low income units. The Corporation’s share of tax credits generated by the investee partnership approximated $191,000 in 2012 and $191,000 in 2011.

Note 12—Off-Balance Sheet Activities

Credit Related Financial Instruments—The Corporation is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and unfunded commitments under lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,
	2012	2011
Commitments to grant loans	$3,726	$2,464
Unfunded commitments under lines of credit	8,583	11,116
Unfunded commitments under letters of credit	—	—

The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 2.00% and 14.50% at December 31, 2011 and 2012.

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

Collateral Requirements—To reduce credit risk related to the use of credit related financial instruments, the Corporation might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment and real estate.

Note 13—Regulatory Matters

Following the Bank’s most recent Safety and Soundness examination, the Bank’s Board of Directors stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition. The Consent Order, among other things, requires the following:

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

•	The Bank is required to charge off any loans classified as loss.

•	The Bank may not extend credit to borrowers that have had loans with the Bank that were classified substandard, doubtful or special mention without prior board approval.

•	The Bank may not extend credit to borrowers that have had loans charged off or classified as loss.

•	The Bank is required to adopt a plan to reduce the Bank’s risk position in each asset in excess of $250,000 which is more than sixty days delinquent or classified substandard or doubtful.

•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and OFIR.

•	Prior to submission or publication of all Reports of Condition, the board is required to review the adequacy of the Bank’s allowance for loan losses.

•	The Bank is required to adopt written lending and collection policies to provide effective guidance and control over the Bank’s lending function.

•	The Bank is required to implement revised comprehensive loan grading review procedures.

•	Within sixty days of the Consent Order, the Bank was required to adopt a written profit plan and comprehensive budget.

•	Within sixty days of the Consent Order, the Bank was required to adopt a written plan to manage concentrations of credit in a safe and sound manner.

•	Within sixty days of the Consent Order, the Bank was required to formulate a written plan to reduce the Bank’s reliance on brokered deposits.

•	While the Consent Order is in effect, the Bank is required to prepare and submit quarterly progress reports the FDIC and OFIR.

The Bank’s regulatory capital ratios as of December 31, 2012 were as follows: Tier 1 leverage ratio 5.95%, Tier 1 risk-based capital ratio 9.24%; and total risk-based capital, 10.49%.

Note 13—Regulatory Matters (Continued)

A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2012	2011
Equity per consolidated Bank balance sheet	$11,766	$11,798
Less: intangible and disallowed assets	(226)	(319)

Tier 1 Capital	11,540	11,479
Plus: Allowance for loan losses **	1,574	1,780

Total Capital	$13,114	$13,259

**	Limited to 1.25% of risk weighted assets

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below.

Regulatory capital balances and ratios are as follows (000s omitted):

	Actual		To Comply With Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital
(to Risk-Weighted Assets)	13,114	10.49%	9,997	8.00%	12,496	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	11,540	9.24%	4,998	4.00%	7,498	6.00%
Tier 1 Capital
(to Average Assets)	11,540	5.95%	9,697	5.00%	9,697	5.00%
As of December 31, 2011
Total Capital
(to Risk-Weighted Assets)	$13,259	9.50%	$11,161	8.00%	$13,952	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	$11,479	8.23%	$5,581	4.00%	$8,371	6.00%
Tier 1 Capital
(to Average Assets)	$11,479	5.27%	$10,900	5.00%	$10,900	5.00%

Note 14—Restrictions on Dividends, Loans and Advances

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The primary source of liquidity for the Corporation is from dividends paid by the Bank. On September 21, 2010, the Corporation entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”). Among other things, the Written Agreement requires that the Corporation obtain the approval of the FRB prior to paying a dividend. In addition, all accrued and unpaid dividends on the Corporation’s Series A, $.01 par value $1,000 liquidation preference, fixed rate cumulative perpetual preferred stock (Preferred Stock) must be declared and the payment set aside for the benefit of the holders of Preferred Stock before any dividend may be declared or paid on our common stock.

The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2012, the Bank had no retained earnings available for the payment of dividends. Accordingly, the Corporation’s entire investment in the Bank was restricted at December 31, 2012.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2012, Bank funds available for loans or advances to the Corporation amounted to $1,176,500.

Note 15—Shareholders’ Equity

On February 6, 2009 the Corporation issued 6,785 shares of Preferred Stock and warrants to purchase 260,962 shares of our common stock at an exercise price of $3.90 per share (Warrants), to the U.S. Department of Treasury in return for $6.8 million under the Capital Purchase Program (CPP). Of the proceeds, $6,729,000 was allocated to the Preferred Stock and $56,000 was allocated to the Warrants based on the relative fair value of each. The $56,000 discount on the Preferred Stock is being accreted using an effective yield method over five years. The Preferred Stock and Warrants qualify as Tier 1 capital.

The Preferred Stock pays cumulative quarterly cash dividends at a rate of 5% per year on the $1,000 liquidation preference through February 15, 2014 and at a rate of 9% per year thereafter. We accrue dividends based on the rates, liquidation preference and time since last quarterly dividend payment. All accrued and unpaid dividends on the Preferred Stock must be declared and the payment set aside for the benefit of the holders of Preferred Stock before any dividend may be declared or paid on our common stock.

Holders of shares of the Preferred Stock have no right to exchange or convert such shares into any other security of the Corporation and have no right to require the redemption or repurchase of the Preferred Stock. The Preferred Stock does not have any sinking fund. The Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.

Note 15—Shareholders’ Equity (Continued)

The Corporation may redeem the Preferred Stock for the liquidation preference plus accrued and unpaid dividends at anytime. Any such redemption is subject to U.S. Treasury’s prior consultation with the Federal Reserve Board. In April 2010, the Corporation announced the suspension of the dividend on the Preferred Stock in order to preserve capital. At December 31, 2012, $1,142,000 in dividends and interest have been accrued but not paid.

The Warrants are immediately exercisable for 260,962 shares of the Corporation’s common stock at an initial exercise price of $3.90 per common share. The Warrants are transferrable and may be exercised at any time on or before February 6, 2019.

Note 16—Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions the (“Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. During 2012 and 2011, the Corporation recognized expense for this plan of $97,000 and $93,000, respectively.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $299,729,365 and $203,582,159 for the plan years ending June 30, 2012 and June 30, 2011, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Bank was requested to provide additional funding of $1.2 million in 2010; however the minimum required contribution for the 2011-2012 plan year was $83,000. The Corporation has approximately $1.1 million included in other assets for this prefunding balance. The excess funding remains within the plan and the Corporation may elect to utilize the prefunding balance for future required contributions.

Note 16—Retirement Plans (Continued)

The following contributions were paid by the Bank during the fiscal years ending December 31 (000s omitted):

	2012		2011
Date Paid	Amount	Date Paid	Amount
1/3/2012	$32		$—
10/17/2012	19		—
12/27/2012	67		—

Total	$118	Total	$—

The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation’s matching contribution agreement of any portion of an employee’s salary was discontinued in 2010. During 2012 and 2011, the Corporation recognized expense for this plan of $0.

The Corporation has a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the higher of the Corporation’s return on average equity or 5.0%. The value of benefits accrued to participants was $426,000 and $430,000 at December 31, 2012 and 2011, respectively. The expense for the plan, including the increase due to the annual earnings credit was $22,000 and $21,000 for 2012 and 2011, respectively.

The Corporation has a liability for the directors’ deferred compensation plan. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 3.84% as of December 31, 2012. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $445,000 and $468,000 at December 31, 2012 and 2011, respectively.

Note 17—Related Party Transactions

Extensions of credit to principal officers, directors and their affiliates totaled $2,518,000 and $2,633,000 for the years ending December 31, 2011 and 2012, respectively. During the year ending December 31, 2012, total principal additions were $68,000 and total principal payments were $183,000, and during the year ending December 31, 2011, total principal additions were $19,000 and total principal payments were $254,000. Deposits from related parties and their affiliates held by the Bank at December 31, 2012 and 2011 amounted to $908,000 and $924,000 respectively.

Note 18—Fair Value of Financial Instruments

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of December 31, 2012 and December 31, 2011. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Securities—Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Mortgage Loans Held for Sale—Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans Receivable—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities—The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances—The fair values of the Corporation’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Note 18—Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$28,744	$28,744	$—	$—	$28,744
Securities—Held to maturity	1,981	—	1,981	—	1,981
Securities—Available for sale	10,047	—	10,047	—	10,047
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	130,045	—	—	134,944	134,944
Liabilities:
Deposits	169,460	—	171,129		171,129
Federal Home Loan Bank advances	$7,059	$—	$7,194		$7,194

	December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$24,111	$24,111	$—	$—	$24,111
Securities—Held to maturity	1,981	—	1,981	—	1,981
Securities—Available for sale	12,536	—	12,536	—	12,536
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	149,148	—	—	156,794	156,794
Liabilities:
Deposits	174,185	—	175,720	—	175,720
Federal Home Loan Bank advances	$20,175	$—	$20,566	$—	$20,566

Note 19—Fair Value Measurements

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011, and the valuation techniques used by the Corporation to determine those fair values (000s omitted). Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, and obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
December 31, 2012
Collateralized Mortgage obligations	$—	$6,699	$—	$6,699
U.S. government agency obligations	—	2,031	—	2,031
Mortgage-backed securities	—	653	—	653
Obligations of states and political subdivisions	—	664	—	664

	$—	$10,047	$—	$10,047

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
December 31, 2011
Collateralized Mortgage obligations	$—	$7,780	$—	$7,780
U.S. government agency obligations	—	3,426	—	3,426
Mortgage-backed securities	—	998	—	998
Obligations of states and political subdivisions	—	332	—	332

	$—	$12,536	$—	$12,536

Note 19—Fair Value Measurements (Continued)

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2012 and 2011 to the impaired loans were recorded as additional allocations to the allowance for loan losses. Adjustments in 2012 to foreclosed assets were recorded as additional allocations to the allowance for loan losses. Adjustments in 2012 on foreclosed assets that were held longer than 90 days following redemption were made to repossessed property expense. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of December 31, 2012 and December 31, 2011 (000s omitted):

	Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$13,347	$—	$—	$13,347
Foreclosed Assets	$1,244	$—	$—	$1,244

	Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$15,130	$—	$—	$15,130
Foreclosed Assets	$4,433	$—	$—	$4,433

Note 19—Fair Value Measurements (Continued)

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

Foreclosed assets, which include real estate owned and real in estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of December 31, 2012 the Corporation held $1.2 million in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $4.4 million in foreclosed assets as of December 31, 2011. No assets were redeemed in 2012 or 2011.

Note 20—Employee Stock Ownership Plan (ESOP)

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

The scheduled maturities of the loan are as follows (000s omitted):

Year Ending
December 31,
2013	$108
2014	113
2015	118
2016	124
2017	—

Total	$463

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

The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2012	2011
Allocated shares	138,862	129,605
Shares released for allocation	9,257	9,257
Shares distributed	(67,349)	(64,144)
Unreleased shares	37,031	46,288

Total ESOP shares	117,801	121,006

Fair value of unallocated shares	$29	$50

Total compensation expense applicable to the ESOP amounted to approximately $10,000, and $12,000 for the years ended December 31, 2012 and 2011, respectively.

Note 21—Stock Compensation Plans

The Corporation has a Recognition and Retention Plan (RRP) which authorizes up to 92,575 shares to be issued to employees and directors. At December 31, 2012 1,100 shares were available for issuance. Under the plan, the shares vest 20% per year for five years. No shares were issued or forfeited in 2011 or 2012. No shares vested in 2012 and there were a total of 85,653 vested shares as of December 31, 2012 and 5,822 retired shares. Compensation expense applicable to the RRP amounted to $0 and $2,000 for the years ended December 31, 2012 and 2011 respectively.

The Corporation’s Employee Stock Option Plan (the Plan), which is stockholder approved, permits the grant of stock options to its employees for up to 231,438 shares of common stock. The Corporation believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten year contractual terms.

The fair value of each option award is estimated on the date of grant using a Black Scholes option valuation model that uses the weighted average assumptions noted in the following table. Expected volatilities are based on the Corporation’s stock price and dividend history. The Corporation uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no options granted in 2012 or 2011.

A summary of changes of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	152,837	$10.67	157,312	$10.72
Granted	—	$—	—	$—
Forfeited/expired	—	$—	4,475	$12.59

Outstanding at end of year	152,837	$10.67	152,837	$10.67

Exercisable at year-end	152,837	$10.67	152,837	$10.67

A summary of outstanding and exercisable stock options at December 31, 2012 is as follows:

Outstanding		Exercisable
Exercise Price Per share	Number Outstanding	Remaining Life (in Months)	Number Exercisable
13.00	93,001	4	93,001
14.00	19,836	21	19,836
3.60	40,000	79	40,000

The aggregate intrinsic value of outstanding options at December 31, 2012 is $0.00 because the exercise price for all options exceeds the current market value.

As of December 31, 2012 there was no unrecognized compensation cost, net of expected forfeitures, related to nonvested options under the Plan. The total fair value of shares vested during the year ended December 31, 2012 and 2011 was $0 and $1,000 respectively.

Note 22—Condensed Financial Statements of Parent Company

The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Condensed Balance Sheet (000s omitted)

Monarch Community Bancorp, Inc

Balance Sheet

	December 31, 2012	December 31, 2011
Assets
Cash	$385	$570
Investments	81	83
Investment in Monarch Community Bank	11,765	11,798
Other assets	203	25

Total assets	$12,434	$12,476

Liabilities and Stockholders’ Equity
Accrued expenses	$1,967	$1,334
Stockholders’ equity	10,467	11,142

Total liabilities and stockholders’ equity	$12,434	$12,476

Note 22—Condensed Financial Statements of Parent Company (Continued)

Condensed Income Statement (000s omitted)

Monarch Community Bancorp, Inc

Income Statement

	December 31, 2012	December 31, 2011
Income—Interest on investments	$3	$4
Dividends from Monarch Community Bank	—	—
Operating expense	279	194

(Loss)—Before equity in undistributed net (loss) of subsidiary	(276)	(190)
Equity in undistributed net (loss) of subsidiary	(77)	(163)

Net loss	$(353)	$(353)

Note 22—Condensed Financial Statements of Parent Company (Continued)

Condensed Statement of Cash Flows (000s omitted)

	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(353)	$(353)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and depreciation	13	9
Allocation of ESOP and RRP	10	35
(Increase) decrease in other assets	—	(2)
(Increase) decrease in accrued expenses	68	150
Undistributed net (income) loss of subsidiary	77	163

Net cash (used in) provided by operating activities	(185)	2
Cash flows from investing activities:
Purchase of securities	—	—
Investment in subisidary	—	—
Proceeds from sales and maturities of securities	—	—

Net cash (used in) provided by investing activities	—	—
Cash flows from financing activities:
Issuance of Preferred Stock	—	—
Repurchase of Common Stock	—	—
Dividends paid	—	—

Net cash (used in) provided by financing activities	—	—

Net increase (decrease) in cash	(185)	2
Cash at beginning of year	570	568

Cash at end of year	$385	$570

61