Form 10-Q
period 2013-03-31
MONARCH COMMUNITY BANCORP INC
filed 2013-05-14
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At May 3, 2013, there were 2,049,485 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2013	December 31, 2012
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$9,634	$8,978
Federal Home Loan Bank overnight time and other interest bearing deposits	34,925	19,766

Total cash and cash equivalents	44,559	28,744
Securities - Available for sale	10,113	10,047
Securities - Held to maturity	2,229	1,981
Other securities	3,370	3,370
Loans held for sale	1,634	2,045
Loans, net	122,567	128,000
Foreclosed assets, net	925	1,244
Premises and equipment	3,933	3,980
Core deposit intangible	72	107
Other assets	7,266	10,805

Total assets	$196,668	$190,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$25,302	$17,610
Interest bearing	151,055	151,850

Total deposits	176,357	169,460
Federal Home Loan Bank advances	7,059	7,059
Accrued expenses and other liabilities	3,208	3,337

Total liabilities	186,624	179,856

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of March 31, 2013 and December 31, 2012	6,776	6,773
Common stock - $0.01 par value, 20,000,000 shares authorized, 2,049,485 shares issued and outstanding at March 31, 2013 and December 31, 2012	20	20
Additional paid-in capital	20,994	20,994
Accumulated deficit	(17,502)	(17,075)
Accumulated other comprehensive income	123	122
Unearned stock compensation	(367)	(367)

Total stockholders’ equity	10,044	10,467

Total liabilities and stockholders’ equity	$196,668	$190,323

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Dollars in thousands, except per share data)

Interest Income
Loans, including fees	$1,854	$2,202
Investment securities	85	93
Federal funds sold and overnight deposits	12	10

Total interest income	1,951	2,305
Interest Expense
Deposits	302	419
Federal Home Loan Bank advances	73	214

Total interest expense	375	633

Net Interest Income	1,576	1,672
Provision for Loan Losses	—	28

Net Interest Income After Provision for Loan Losses	1,576	1,644
Non-interest Income
Fees and service charges	443	437
Loan servicing fees	101	106
Net gain on sale of loans	620	288
Net gain (loss) on sale of securities	—	—
Other income	54	9

Total non-interest income	1,218	840
Non-interest Expense
Salaries and employee benefits	1,588	1,283
Occupancy and equipment	303	245
Data processing	235	236
Mortgage banking	138	119
Professional services	225	203
Amortization of core deposit intangible	36	35
NOW account processing	52	47
ATM/Debit card processing	53	63
Foreclosed property expense	64	242
Other general and administrative	428	412

Total non-interest expense	3,122	2,885

Income (Loss) - Before income taxes	(328)	(401)
Income Taxes	—	—

Net Income (Loss)	$(328)	$(401)

Dividends and amortization of discount on preferred stock	$99	$100
Net Income (loss) available to common stock	$(427)	$(501)

Comprehensive Loss
Net Income	$(328)	$(401)
Change in unrealized gain on securities, net of tax	$1	$(20)

Comprehensive Loss	$(327)	$(421)

Earnings (Loss) Per Share
Basic	$(0.21)	$(0.25)

Diluted	$(0.21)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March, 31
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$(328)	$(401)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	298	279
Provision for loan losses	—	28
Write down on foreclosed assets	216	468
Gain on sale of foreclosed assets	14	29
Mortgage loans originated for sale	(19,090)	(9,393)
Proceeds from sale of mortgage loans	19,501	8,807
Gain on sale of mortgage loans	(620)	(288)
Earned Stock Compensation	—	—
Net change in:
Accrued interest receivable	50	(34)
Other assets	3,351	1,588
Accrued expenses and other liabilities	(228)	86

Net cash provided by (used in) operating activities	3,164	1,169
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(501)	(1,008)
Proceeds from maturities of securities	416	261
Activity in held to maturity securities:
Purchases	(248)	—
Proceeds from maturities of securities	—	—
Loan originations and principal collections, net	5,172	4,510
Proceeds from sale of foreclosed assets	973	637
Purchase of premises and equipment	(58)	(26)

Net cash provided by investing activities	5,754	4,374
Cash Flows From Financing Activities
Net increase in deposits	6,897	10,490
Repayment of FHLB advances	—	(3,000)

Net cash provided by financing activities	6,897	7,490

Net Increase (Decrease) in Cash and Cash Equivalents	15,815	13,033
Cash and Cash Equivalents - Beginning	28,744	24,111

Cash and Cash Equivalents - End	$44,559	$37,144

Supplemental Cash Flow Information:
Cash paid for:
Interest	359	615
Income taxes	—	—
Noncash investing activities:
Loans transferred to foreclosed assets	884	307

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Corporation as a going concern. However, the Corporation has sustained substantial operating losses in recent years and has incurred additional losses in 2013. The Bank has developed plans for growth to improve profitability, but accomplishing those plans is dependent upon the Corporation’s ability to raise capital. Without additional capital sufficient to meet requirements of Bank regulators, it will not be possible to grow the Bank sufficiently to return to profitability. These matters raise substantial doubt about the Corporation’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year period.

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

RECLASSIFICATIONS

Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
March 31, 2013
Available-for-sale securities:
Collateralized Mortgage obligations	$6,206	$117	$—	$6,323
U.S. government agency obligations	2,007	23	—	2,030
Mortgage-backed securities	554	40		594
Obligations of states and political subdivisions	1,160	6	—	1,166

Total available-for-sale securities	$9,927	$186	$—	$10,113

Held-to-maturity securities:
Certificates of Deposit	$2,229	$—	$—	$2,229

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2012
Available-for-sale securities:
Collateralized Mortgage obligations	$6,586	$113	$—	$6,699
U.S. government agency obligations	2,007	24	—	2,031
Mortgage-backed securities	609	44		653
Obligations of states and political subdivisions	660	4	—	664

Total available-for-sale securities	$9,862	$185	$—	$10,047

Held-to-maturity securities:
Certificates of Deposit	$1,981	$—	$—	$1,981

There were no proceeds from sales of securities available for sale in the three months ended March 31, 2013 and 2012, respectively.

The amortized cost and fair value of securities available for sale at March 31, 2013 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	March 31, 2013
	Held to Maturity Securities		Available for Sale Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due in one year or less	$989	$989	—	—
Due from one to five years	1,240	1,240	3,000	3,027
Due from five to ten years	—	—	167	169
Due after ten years	—	—	6,206	6,323

Total	$2,229	$2,229	9,373	9,519

Mortgage-backed securities			554	594

Total available-for-sale securities			$9,927	$10,113

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

Management determined that there were no securities with OTTI at March 31, 2013.

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Basic earnings per share
Numerator:
Net income	$(328)	$(401)

Dividends and amortization of discount on preferred stock	99	100

Net (Loss) allocated to common stock	(427)	(501)

Denominator:
Weighted average common shares outstanding	2,049	2,049
Less: Average unallocated ESOP shares	(37)	(46)
Less: Average non-vested RRP shares	—	—

Weighted average common shares outstanding for basic earnings (loss) per share	2,012	2,003

Basic earnings (loss) per share	$(0.21)	$(0.25)

Diluted earnings per share
Numerator:
Net (Loss) allocated to common stock	(427)	(501)

Denominator:
Weighted average common shares outstanding for basic earnings per share	2,012	2,003
Add: Dilutive effects of restricted stock, stock options and warrants	—	—

Weighted average common shares and dilutive potential common shares outstanding	2,012	2,003

Diluted earnings (loss) per share	$(0.21)	$(0.25)

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013, and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$6,323	$—	$6,323
U.S. government agency obligations	—	2,030	—	2,030
Mortgage-backed securities	—	594	—	594
Obligations of states and political subdivisions	—	1,166	—	1,166

	$—	$10,113	$—	$10,113

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012

Assets:

Investment Securities
Collateralized Mortgage obligations	$—	$6,699	$—	$6,699
U.S. government agency obligations	—	2,031	—	2,031
Mortgage-backed securities	—	653	—	653
Obligations of states and political subdivisions	—	664	—	664

	$—	$10,047	$—	$10,047

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the Corporation’s assets carried at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	$12,013	$—	$—	$12,013
Foreclosed Assets	$925	$—	$—	$925

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	$13,347	$—	$—	$13,347
Foreclosed Assets	$1,244	$—	$—	$1,244

The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a specific reserve is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals obtained at least annually) and discounted based on internal loan to value limits which typically range from 50% to 80% based on the collateral. Management reviews the impaired loans no less than quarterly for potential additional impairment and when there is little prospect of collecting principal or interest, loans or portions thereof may be charged off to the allowance for loan losses. Losses are recognized in the period a debt becomes uncollectible. The recognition of a loss does not mean that the loan has no recovery or salvage value, but rather it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the three months ended March 31, 2013 the Corporation charged off $31,000 of impaired loans to the allowance for loan losses. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 6).

Foreclosed assets, which include real estate owned and real in estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan

Fair Value of Financial Instruments

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of March 31, 2013 and December 31, 2012. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$44,559	$44,559	$—	$—	$44,559
Securities - Held to maturity	2,229	—	2,229	—	2,229
Securities - Available for sale	10,113	—	10,113	—	10,113
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	124,201	—	—	129,799	129,799

Liabilities:
Deposits	176,357	—	177,403		177,403
Federal Home Loan Bank advances	$7,059	$—	$7,144		$7,144

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value

Assets:

Cash and cash equivalents	$28,744	$28,744	$—	$—	$28,744
Securities - Held to maturity	1,981	—	1,981	—	1,981
Securities - Available for sale	10,047	—	10,047	—	10,047
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	130,045	—	—	134,944	134,944

Liabilities:
Deposits	169,460	—	171,129	—	171,129
Federal Home Loan Bank advances	$7,059	$—	$7,194	$—	$7,194

NOTE 5 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$66,313	52.85	$69,043	52.60
Multi-family	1,551	1.24	1,183	0.90
Commercial	41,628	33.18	43,952	35.03
Construction or development	3,223	2.57	3,446	1.08

Total real estate loans	112,715	89.84	117,624	89.61
Other loans:
Consumer loans:
Home equity	7,098	5.66	8,058	6.14
Other	1,746	1.39	1,885	1.43

Total consumer loans	8,844	7.05	9,943	7.57
Commercial Business Loans	3,896	3.11	3,709	2.82

Total other loans	12,740	10.16	13,652	10.39

Total Loans	125,455	100.00%	131,276	100.00%

Allowance for loan losses	2,645		3,035
Less: Net deferred loan fees	243		241

Total Loans, net	$122,567		$128,000

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$—	$—	$119	$119	$3,777	$3,896
Commercial Real Estate:
Multi-family	—	—	—	—	1,551	1,551
Commercial Real Estate - other	—	—	204	204	41,424	41,628
Consumer:
Consumer - Helocs and other	98	57	—	155	8,689	8,844
Residential:
Residential - prime	916	269	264	1,449	50,850	52,299
Residential - subprime	563	411	151	1,125	12,889	14,014
Construction:
Construction - prime	—	—	—	—	3,223	3,223
Construction - subprime	—	—	—	—	—	—

Total	$1,577	$737	$738	$3,052	$122,403	$125,455

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$197	$—	$120	$317	$3,392	$3,709
Commercial Real Estate:
Multi-family	450	—	—	450	733	1,183
Commercial Real Estate - other	—	—	1,560	1,560	42,392	43,952
Consumer:
Consumer - Helocs and other	184	7	10	201	9,742	9,943
Residential:
Residential - prime	993	619	203	1,815	52,856	54,671
Residential - subprime	702	236	113	1,051	13,321	14,372
Construction:
Construction - prime	98	—	—	98	2,880	2,978
Construction - subprime	—	—	—	—	468	468

Total	$2,624	$862	$2,006	$5,492	$125,784	$131,276

As of March 31, 2013 and December 31, 2012 we have no loans that are 90 plus days delinquent and still accruing.

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

The following table represents the risk category of loans by class based on the analysis performed as of March 31, 2013 and December 31, 2012 (in thousands):

		March 31, 2013
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0	$—	$30	$311
1-2	—	—	256
3	724	375	4,878
4	2,608	596	21,225
5	163	100	1,943
6	401	450	13,015
7	—	—	—

Total	$3,896	$1,551	$41,628

	Commercial	December 31, 2012 Commercial Real Estate Multi-family	Commercial Real Estate Other
0	$—	$31	$314
1-2	—	—	6
3	521	—	2,890
4	2,610	601	24,564
5	163	101	2,135
6	415	450	14,043
7	—	—	—

Total	$3,709	$1,183	$43,952

For consumer residential real estate, and consumer loans, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Residential - Prime	Residential - Subprime

Grade
Pass	$51,032	$12,899
Substandard	1,267	1,115

Total	$52,299	$14,014

		Consumer - Helocs and other
Performing		$8,617
Nonperforming		227

Total		$8,844

		Construction
Performing		$3,223
Nonperforming		—

Total		$3,223

	December 31, 2012
	Residential - Prime	Residential - Subprime
Grade
Pass	$52,980	$13,325
Substandard	1,691	1,047

Total	$54,671	$14,372

		Consumer - Helocs and other
Performing		$9,641
Nonperforming		302

Total		$9,943

		Construction
Performing		$3,348
Nonperforming		98

Total		$3,446

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012 (in thousands).

March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$306	$378	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—
Commercial Real Estate - other	9,447	14,661	—
Consumer:
Consumer - Helocs and other	—	—	—
Residential:
Residential - prime	208	221	—
Residential - subprime	—	—	—

With an allowance recorded:
Commercial	49	49	—
Commercial Real Estate:

Commercial Real Estate - Multi-family	450	464	71
Commercial Real Estate - other	105	105	9
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,628	1,640	359
Residential - subprime	—	—	—
Construction:
Construction - prime	297	297	38
Construction - subprime	—	—	—

Total
Commercial	$10,654	$15,954	$118

Consumer	$—	$—	$—

Residential	$1,836	$1,861	$359

December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$315	$382	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—
Commercial Real Estate - other	10,724	16,429	—
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	62	78	—
Residential - subprime	—	—	—

With an allowance recorded:
Commercial	50	50	5
Commercial Real Estate:

Commercial Real Estate - Multi-family	450	464	71
Commercial Real Estate - other	107	107	25
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,790	1,820	313
Residential - subprime	—	—	—
Construction:
Construction - prime	301	301	38
Construction - subprime	—	—	—

Total
Commercial	$11,947	$17,733	$139

Consumer	$—	$—	$—

Residential	$1,852	$1,898	$313

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 and March 31, 2012 (in thousands).

Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$378	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—
Commercial Real Estate - other	14,679	58
Consumer:
Consumer - Helocs and other	—	—
Residential:
Residential - prime	222	—
Residential - subprime	—	—

With an allowance recorded:
Commercial	49	1
Commercial Real Estate:

Commercial Real Estate - Multi-family	464	6
Commercial Real Estate - other	106	—
Consumer:
Consumer - Helocs and others	—	—
Residential:
Residential - prime	1,690	6
Residential - subprime	—	—
Construction:
Construction - prime	298	3
Construction - subprime	—	—

Total
Commercial	$15,974	$68

Consumer	$—	$—

Residential	$1,912	$6

Three Months Ended March 31, 2012
	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$450	$—
Commercial Real Estate:

Commercial Real Estate - Multi-family	—	—
Commercial Real Estate - other	10,945	—
Consumer:
Consumer - Helocs and other	—	—
Residential:
Residential - prime	174	—
Residential - subprime	—	—

With an allowance recorded:
Commercial	4	—
Commercial Real Estate:

Commercial Real Estate - Multi-family	450	6
Commercial Real Estate - other	6,268	54
Consumer:
Consumer - Helocs and others	—	—
Residential:
Residential - prime	228	—
Residential - subprime	—	—
Construction:
Construction - prime	312	3
Construction - subprime	—	—

Total
Commercial	$18,429	$63

Consumer	$—	$—

Residential	$402	$—

Non-performing assets include loans which are on non accrual status, or non-performing loans, and other repossessed assets. Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents, by class, the recorded investment in loans and leases on non-accrual status as of March 31, 2013 and December 31, 2012.

Financing Receivables on Nonaccrual Status

March 31, 2012
Commercial	$306
Commercial real estate:
Commercial Real Estate - multi-family	—
Commercial Real Estate - other	577
Consumer:
Consumer - Helocs and other	—
Residential:
Residential - prime	1,599
Residential - subprime	323
Construction
Construction - prime	—
Construction - subprime	—

Total	$2,805

Financing Receivables on Nonaccrual Status

December 31, 2012
Commercial	$316
Commercial real estate:
Commercial Real Estate - multi-family	—
Commercial Real Estate - other	5,008
Consumer:
Consumer - Helocs and other	9
Residential:
Residential - prime	2,108
Residential - subprime	329
Construction
Construction - prime	—
Construction - subprime	—

Total	$7,770

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

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of March 31, 2013 there have been no loans in which the TDR designation has been removed.

The following table represents the modifications completed during the first quarter of 2013.

Modifications As of March 31 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	1	212	212
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	1	55	55
Residential - subprime	2	104	104
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—

Total	4	$371	$371

Modifications As of March 31 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	3	556	558
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—

Total	3	$556	$558

Modifications That Subsequently Defaulted As of March 31 2013
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—
Commercial Real Estate - other	1	212
Consumer:
Consumer - Heloc and other	—	—
Residential:
Residential - prime	—	—
Residential - subprime	—	—
Construction
Construction - prime	—	—
Construction - subprime	—	—

	1	$212

Modifications That Subsequently Defaulted As of March 31 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted

Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—
Commercial Real Estate - other	—	—
Consumer:
Consumer - Heloc and other	—	—
Residential:
Residential - prime	2	98
Residential - subprime	—	—
Construction
Construction - prime	—	—
Construction - subprime	—	—

	2	$98

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2.6 million at March 31, 2013 representing 2.16% of total loans, compared to $3.0 million at December 31, 2012 or 2.37% of total loans and $4.1 million at March 31, 2012 or 2.81% of total loans. The allowance for loan losses to non-performing loans ratio was 94.3% at March 31, 2013 compared to 39.1% at December 31, 2012 and 49.1% at March 31, 2012. At March 31, 2013 we believe that our allowance appropriately considers incurred losses in our loan portfolio. Analysis related to the allowance for credit losses (in thousands) as of March 31, 2013 and March 31, 2012 is as follows:

As of
March 31, 2013
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$12	$695	$81	$230	$1,444	$521	$52	$3,035
Charge-Offs	—	(121)	—	(90)	(277)	(9)	—	(497)
Recoveries	2	25	1	70	9	—	—	107
Provision	—	—	—	—	—	—	—	—

Ending Balance	14	599	82	210	1,176	512	52	2,645

Ending Balance: individually evaluated for impairment	—	9	71	—	359	—	38	477

Ending Balance: collectively evaluated for impairment	$14	$590	$11	$210	$817	$512	$14	$2,168

As of
March 31, 2012
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$45	$1,262	$45	$259	$2,280	$664	$101	$4,656
Charge-Offs	—	(172)	—	(57)	(398)	(75)	—	(702)
Recoveries	3	14	—	58	4	—	—	79
Provision	(13)	280	29	(55)	(257)	90	(46)	28

Ending Balance	35	1,384	74	205	1,629	679	55	4,061

Ending Balance: individually evaluated for impairment	—	294	54	—	123	—	—	471

Ending Balance: collectively evaluated for impairment	$35	$1,090	$20	$205	$1,506	$679	$55	$3,590

Analysis related to the allowance for credit losses (in thousands) as of March 31, 2013 and December 31, 2012 is as follows:

As of
March 31, 2013
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

FINANCING RECEIVABLES:

Ending Balance	$3,896	$41,628	$1,551	$8,844	$52,299	$14,014	$3,223	$125,455

Ending Balance: individually evaluated for impairment	355	9,552	450	—	1,836	—	297	12,490

Ending Balance: collectively evaluated for impairment	$3,541	$32,076	$1,101	$8,844	$50,463	$14,014	$2,926	$112,965

As of
December 31, 2012
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

FINANCING RECEIVABLES:

Ending Balance	$3,709	$43,952	$1,183	$9,943	$54,671	$14,372	$3,446	$131,276

Ending Balance: individually evaluated for impairment	365	10,831	450	—	1,852	—	301	13,799

Ending Balance: collectively evaluated for impairment	$3,344	$33,121	$733	$9,943	$52,819	$14,372	$3,145	$117,477

The Corporation’s charge-off policy (which meets regulatory minimums) has not required any revisions since the second quarter of 2010. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and/or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met.

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

OVERVIEW

Following Monarch Community Bank’s Safety and Soundness examination which was completed in early 2010, the Board of Directors of the Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition. Following the Bank’s most recent Safety and Soundness examination, there were no changes to the existing formal enforcement action (“Consent Order”).

Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, with the exception of fully raising our capital levels to the required levels. Management continues to work toward the achievement of the required capital levels through:

1.	Returning the Bank to profitability - As the bank returns to profitability, net income increases the level of capital in the Bank, resulting in improved capital ratios.

2.	Reducing the size of the Bank - Assets and liabilities of the Bank have decreased significantly since the inception of the Order, which has facilitated an improvement in the Bank’s capital ratios. Assets however, have increased slightly during the quarter due to an increase in cash attributable to an increase in deposits. Cash is typically a lower risk rated asset which does not weigh as heavily on the capital ratios as other assets such as loans.

3.	Conducting a formal capital raise - the Bank is working with investment banking firms to develop a strategy for a formal capital raise. The timing of the capital raise will be affected by the status of the economy and the private equity markets. Based on current conditions, the Bank anticipates initiating the formal capital raise no earlier than the second quarter of 2013.

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

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets which are discussed in Note 5, have declined from $11.9 million at March 31, 2012 to $3.7 million at March 31, 2013. This constitutes a 68.9% drop in non-performing assets over a 12 month period.

While continuing the focus on the reduction in problem loans, the Bank has also pursued the development of additional sources of fee income. Since January of 2011, the Bank has opened new residential loan production offices (LPO’s) in Portage, East Lansing, St. Joseph, Battle Creek, Grand Rapids, Brighton, Adrian and Jackson, Michigan, with an additional loan production office in Angola, Indiana. Each of these offices also have the potential to add commercial lenders and investment advisors as the market conditions may merit. Commercial lenders have been added to the Grand Rapids, Battle Creek and East Lansing, Michigan offices.

Improved growth and profitability will be derived from the following ongoing initiatives:

1. The reduction in non-performing assets and classified loans. As demonstrated in the aforementioned data, non-performing assets have declined significantly over the past 12 months. Our intent is to continue our disciplined, aggressive approach to further reducing non-performing and classified loans.

2. Organic growth, focusing on commercial lending, residential mortgage lending in existing markets and the expansion of our wealth management revenue. As previously mentioned, we now have commercial lenders located in Grand Rapids, Battle Creek and East Lansing LPO’s. These markets offer higher growth demographics and access to contiguous strong markets. We anticipate placement of additional commercial lenders in our LPO’s in the future. The growth of our commercial banking franchise will assist in the continued expansion of our wealth management business, through Investment Professionals, Inc. In late 2011 we established our relationship with Investment Professionals, Inc. (IPI), replacing our previous relationship with Prudential. IPI provides compliance, sales, research and clearing support for investment advisors that are employed by the Bank and provide investment services under the name of Monarch Investment Services.

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

FINANCIAL CONDITION

Summary

Our total assets increased by $6.3 million, or 3.33%, to $196.7 million at March 31, 2013 compared to $190.3 million at December 31, 2012. Loans, excluding loans held for sale, totaled $122.6 million at March 31, 2013, down 4.22% from $128.0 million at December 31, 2012.

Securities

Securities increased to $12.3 million at March 31, 2013 compared to $12.0 million at December 31, 2012. The yield on investment securities has decreased to 1.80% during the three months ended March 31, 2012 from 1.90% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio decreased by $5.4 million, or 4.22%, from $128.0 million at December 31, 2012 to $122.6 million at March 31, 2013. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$66,313	52.85	$69,043	52.60
Multi-family	1,551	1.24	1,183	0.90
Commercial	41,628	33.18	43,952	35.03
Construction or development	3,223	2.57	3,446	1.08

Total real estate loans	112,715	89.84	117,624	89.61
Other loans:
Consumer loans:
Home equity	7,098	5.66	8,058	6.14
Other	1,746	1.39	1,885	1.43

Total consumer loans	8,844	7.05	9,943	7.57
Commercial Business Loans	3,896	3.11	3,709	2.82

Total other loans	12,740	10.16	13,652	10.39

Total Loans	125,455	100.00%	131,276	100.00%

Allowance for loan losses	2,645		3,035
Less: Net deferred loan fees	243		241

Total Loans, net	$122,567		$128,000

One-to-four family loans decreased $2.7 million from year end 2012 as a result of the Bank’s continued strategy to sell a greater portion of new one- to-four family loan originations. Commercial real estate loans including multi-family loans decreased $2.0 million or 4.33%.

The allowance for loan losses was $2.6 million at March 31, 2013 compared to $3.0 million at December 31, 2012, a decrease of $400,000. Net charge offs totaled $390,000 compared to $623,000 for the same period a year ago. Net charge offs year to date consisted of primarily one-to-four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits increased $6.9 million, or 4.1%, from $169.5 million at December 31, 2012 to $176.4 million at March 31, 2013. The rise in deposits included increases of $7.7 million in demand checking and savings accounts, $1.7 million in interest bearing checking, $1.3 million in savings account, and $700,000 in money market accounts. Offsetting the increase in checking and savings accounts was a decrease of $4.6 million in certificates of deposits (CDS) which consisted mainly of $2.1 million in brokered CDS and $1.5 million in internet CDS and $900,000 in all other CDS.

We have used brokered certificates of deposit to diversify our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. Brokered deposits totaled $100,000 at March 31, 2013 compared to $2.2 million at December 31, 2012. Due to the fact that the Bank’s regulatory capital ratios are less than the levels necessary to be considered “well capitalized”, it may not obtain new brokered funds as a funding source without prior approval of the FDIC and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits. The maximum rates the Bank can pay on all types of retail deposits are limited to the national average rate, plus 75 basis points. We have compared the Bank’s current rates with the national rate caps and reduced any rates over the rate cap to fall within those caps. There has been no material impact to our deposit balances resulting from the rate caps.

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances remained unchanged at $7.1 million at March 31, 2013 and December 31, 2012. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $10.0 million at March 31, 2013 compared to $10.5 million at December 31, 2012. This represents 5.11% and 5.5% of total assets at March 31, 2013 and December 31, 2012, respectively. Decreases in equity for the three months ended March 31, 2013 included net losses of $328,000 and $99,000 in accrued dividend payments and accrued interest on dividend payments on the Preferred stock. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At March 31, 2013 the dividend payable and interest payable on the missed dividend to the Treasury Department totaled $1.2 million. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock (see further discussion under “Capital Resources”).

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses decreased $96,000 for the quarter ended March 31, 2013 compared to the same period in 2012.

The net interest margin for the first quarter of 2013 increased 20 basis points to 3.55% compared to 3.35% for the same period in 2012. The improvement in the margin is largely due to reduction in wholesale funding. The bank has focused on repaying Federal Home Loan Bank Advances and allowing Brokered Certificates of Deposit to mature.

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

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$33,790	$12	0.14%	$27,866	$10	0.14%
Investment securities	11,745	52	1.80	14,775	70	1.90
Other securities	3,269	33	4.09	3,346	23	2.76
Loans receivable	128,745	1,854	5.84	153,662	2,202	5.75

Total earning assets	$177,549	$1,951	4.46	$199,649	$2,305	4.63

Demand and NOW Accounts	45,757	2	0.02	48,132	2	0.02
Money market accounts	34,961	9	0.10	35,740	33	0.36
Savings accounts	23,587	3	0.05	21,747	5	0.09
Certificates of deposit	63,773	288	1.83	76,687	379	1.98
Federal Home Loan Bank Advances	6,978	73	4.18	18,594	214	4.62

Total interest bearing liabilities	$175,056	$375	0.87	$200,900	$633	1.26

Net interest income		$1,576			$1,672

Net interest spread			3.59%			3.37%

Net interest margin			3.55%			3.35%

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

	Three Months Ended March 31, 2013 vs. 2012
				Total
	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$0	$9	(7)	2
Investment securities	$(15)	$(58)	55	(18)
Other securities	$45	$(2)	(33)	10
Loans receivable	$142	$(1,432)	942	(348)

Total interest-earning assets	$172	$(1,483)	$957	$(354)

Interest-bearing liabilities
Demand and NOW accounts	$1	$—	(1)	—
Money market accounts	$(91)	$(3)	71	(23)
Savings accounts	$(9)	$2	5	(2)
Certificates of deposit	$(116)	$(256)	281	(91)
Federal Home Loan Bank advances	$(80)	$(536)	474	(142)

Total interest-bearing liabilities	$(295)	$(793)	$830	$(258)

Net interest income				$(96)

Provision for Loan Losses

No provision for loan losses was required for the first quarter of 2013 compared to $28,000 in the first quarter of 2012. The reduced level of provision is reflective of management’s efforts in previous periods to identify potential problem loans and establish adequate reserves and/or charge-offs to address those problems. The Corporation continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $2.8 million at the end of the first quarter of 2013, decreasing from $7.8 million at December 31, 2012. Net charge offs for the quarter ended March 31, 2013 were $390,000 compared to $623,000 for the same period in 2012.

Nonperforming assets, including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $9.0 million at the end of 2012 to $3.7 million as of March 31, 2013. This decrease was largely due to a decrease in non-performing loans, which was attributable to several large commercial real estate loans being returned to accrual status. These loans have been restructured, demonstrated sufficient repayment history and continued ability to repay.

The following table presents non-performing assets and certain asset quality ratios at March 31, 2013 and December 31, 2012.

	March 31,2013	December 31,2012
		(In thousands)
Non-performing loans	$2,805	$7,770
Real estate in judgement	90	434

Foreclosed and repossessed assets	835	810

Total non-performing assets	$3,730	$9,014

Non-performing loans to total loans	2.29%	6.07%
Non-performing assets to total assets	1.90%	4.74%
Allowance for loan losses to non-performing loans	94.30%	39.10%
Allowance for loan losses to net loans receivable	2.16%	2.37%

Non-interest Income

Non-interest income for the quarter ended March 31, 2013 increased $378,000, or 45%, from $840,000 to $1.2 million compared to the same period a year ago. This increase is largely attributable to an increase in the gain on sale of loans which is a result of the additional loan origination offices and the low rate environment.

Net gain on sale of loans increased $332,000 for the quarter ended March 31, 2013 from $288,000 to $620,000 compared to the same period a year ago. The increase is largely due to the increase in one-to-four family residential mortgage refinancing activity. Other income increased $45,000 due to lower losses associated with the sale of other repossessed properties and implementing the accounting for derivative activity associated with the sale of loans into the secondary market.

Non-interest Expense

Noninterest expense increased $237,000 for the quarter ended March 31, 2013 compared to the same period a year ago. Salaries and employee benefits increased $305,000 for the quarter. The increase in personnel expense was primarily attributable to the addition of loan originators. Occupancy and equipment expense also increased $58,000 as a result of our plan to open offices and employ additional staff for residential lending. Foreclosed property expense decreased $178,000, mainly due to a decrease in repossessed properties. Professional services increased $22,000. Mortgage banking expense (which is the amortization of capitalized mortgage servicing rights) increased $19,000 due to an increase in amortization of mortgage servicing rights associated with the refinancing of residential mortgages. All other expenses increased $11,000.

Federal Income Tax Expense

An income tax benefit was not recognized for the first three months of 2013. A $111,000 tax benefit for the first three months of 2013, primarily associated with the $328,000 net losses before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. A significant component of income tax expense is made up of general tax credits generated each year. Our 2009 tax return is under audit; however there were no findings as of March 31, 2013.

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

At March 31, 2013, the Bank was considered “well capitalized” under regulatory guidelines. While the Bank was considered “well capitalized” it was still subject to restrictions under FDIC which prohibit the Bank from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. These regulations also subject the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2013 totaled $38.1 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At March 31, 2013 and based on current collateral levels, the Bank could borrow an additional $17.7 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $15.8 million during the three months ended March 31, 2013 compared to a $12.6 million increase for the same period in 2012. The primary sources of cash for the three months ended March 31, 2013 were $19.5 million in proceeds from the sale of mortgage loans, $416,000 maturities of available-for-sale investment securities and $5.2 million of principal loan collections in excess of loan originations and an increase in deposits of $6.9 million compared to $4.5 million increase in deposits, $8.8 million in proceeds from the sale of mortgage loans, $4.5 million of principal loan collections in excess of loan originations and $261,000 in the sale and maturities of available-for-sale investment securities for the three months ended March 31, 2012. The primary uses of cash for the three months ended March 31, 2013 were $19.1 million of mortgage loans originated for sale, compared to $9.4 million of mortgage loans originated for sale and $3.0 million in repayment of FHLBI advances.

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The primary source of liquidity for the Corporation is from dividends paid by the Bank. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At March 31, 2013, the Bank had no retained earnings available for the payment of dividends. Accordingly, the Corporation’s entire investment in the Bank was restricted at March 31, 2013.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2013, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Certificates of deposit	$62,672	$38,073	$20,376	$4,223	$—
FHLB advances	7,059	7,059	—	—	—

Total	$69,731	$45,132	$20,376	$4,223	$—

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Commitments to grant loans	$2,277	$2,277	$—	$—	$—
Unfunded commitments under HELOCs	7,423	1,045	1,648	1,545	3,185
Unfunded commitments under Construction loans	616	607	9	—	—
Unfunded commitments under Commercial LOCs	221	141	80	—	—
Letters of credit	—	—	—	—	—

Total	$10,537	$4,070	$1,737	$1,545	$3,185

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of March 31, 2013 were as follows: Tier 1 leverage ratio 5.88%, Tier 1 risk-based capital ratio 9.70%; and total risk-based capital 10.97%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At March 31, 2013, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 1 to the Corporation’s financial statements included in it’s Form 10-K for the year ended December 31, 2012 in connection with uncertainty about the Corporation’s ability to continue as a going concern.

RECENT DEVELOPMENTS

On September 21, 2010 the Corporation entered into a Written Agreement with the Federal Reserve Bank of Chicago (the “FRB”). Among other things, the Written Agreement requires that the Corporation obtain the approval of the FRB prior to paying a dividend; prohibits the Corporation from purchasing or redeeming any shares of its stock without the prior written approval of the FRB and requires the Corporation to submit cash flow projections for the Corporation to the FRB on a quarterly basis. A Form 8-K was issued on May 12, 2010 with the complete details of the Written Agreement.

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

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCH COMMUNITY BANCORP, INC.

Date: May 14, 2013	By:	/s/ Richard J. DeVries

Richard J. DeVries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	And:	/s/ Rebecca S. Crabill

Rebecca S. Crabill
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.