Form 10-K/A
period 2012-12-31
MONARCH COMMUNITY BANCORP INC
filed 2013-05-24
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013) is being filed in order to amend Items 10 through 14 of Part III to include information that we previously anticipated providing by incorporating by reference from the definitive proxy statement for our 2013 Annual Meeting of Stockholders. In accordance with General Instruction G(3) to Form 10-K, we hereby amend Items 10, 11, 12, 13 and 14 of Part III contained in our Annual Report on Form 10-K to provide the additional required information as set forth below. The complete text of Items 10 through 14, as amended, is included in this amendment. With the exception of the foregoing, no other changes are being made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS (6)

Our executive officers and directors and their ages as of March 31, 2013, are as follows:

Name	Age	Office
Harold A. Adamson	72	Director, term expires in 2014 (1)(2)(4)
Craig W. Dally	66	Director, term expires in 2016 (4)
Richard J. DeVries	57	Director, term expires in 2016; President and Chief Executive Officer, Monarch Community Bank and Monarch Community Bancorp, Inc. (1)(3)
Richard L. Dobbins	68	Director, term expires in 2016 (1)(2)(5)
James W. Gordon	58	Director, term expires in 2014 (2)(3)
Karl F. Loomis, M.D.	65	Director, term expires in 2014 (2)(3)(5)
Martin L. Mitchell	62	Director, term expires in 2015 (2)(4)(5)
Stephen M. Ross	69	Director, term expires in 2015; Chairman of Board of Directors (1)(3)(5)
Gordon L. Welch	66	Director, term expires in 2015 (3)(4)
Rebecca S. Crabill	42	1st Executive Vice President, and Chief Financial Officer for Monarch Community Bancorp, Inc and Monarch Community Bank
Andrew J. Van Doren	64	Executive Vice President, Secretary, and General Counsel for Monarch Community Bancorp, Inc.; Executive Vice President, Secretary, General Counsel, and Chief Risk Management Officer for Monarch Community Bank
Vicki L. Bassage	50	Assistant Secretary, Monarch Community Bancorp, Inc.; Executive Vice President and Chief Talent and Marketing Officer for Monarch Community Bank
Charles C. Mulka	57	Executive Vice President and Chief Lending Officer, Monarch Community Bank

(1)	Member of the Executive Committee (Executive Committee did not meet in 2012)
(2)	Member of the Audit and Risk Committee (Audit & Risk Committee met 12 times in 2012)
(3)	Member of Asset and Liability Committee (Asset & Liability Committee met 4 times in 2012)
(4)	Member of Nominating Committee (Nominating Committee met 1 time in 2012)
(5)	Member of the Compensation Committee (Compensation Committee met 4 times in 2012)
(6)	Full Board met 15 times in 2012

Harold A. Adamson, director since 1988. Former Chief Executive Officer of Plastic Technology Center, a non-profit organization located in Angola, Indiana from 1995 through 2001. During 2002 and until June 2003, Mr. Adamson was the Assistant Director of Kellogg Community College’s Grahl Center. Mr. Adamson currently is the Chair of the School of Business and of Liberal Arts, Miller College, Battle Creek, Michigan. Mr. Adamson’s long-time experience as a Bank director, and his extensive business management background, including his experience as a CEO, qualifies him to serve as a Director.

Craig W. Dally, director since 1992. Vice President, Treasurer and General Manager of Dally Tire Co., a retail and commercial tire reseller with over $1 million in sales located in Coldwater, Michigan. Mr. Dally has served in this capacity for over 21 years. Mr. Dally’s experience on the Board since 1992 and his small business managerial experience qualify him to serve as a Director.

Richard J. DeVries, director since 2010. President and Chief Executive Officer, Monarch Community Bank and Monarch Community Bancorp, Inc. Formerly President, Chief Executive Officer and Director of Pavilion Bancorp and The Bank of Lenawee, Adrian, Michigan (2003-2008). President and CEO, Bank One/Citizens Bank, Ypsilanti, Michigan (1993-2000). Senior Vice President, Commercial and Retail Banking, Bank One—East Lansing, Michigan (1990-1993). Vice President, Venture Capital Lending, Norwest Bank, Minneapolis, Minnesota and New York, New York; Vice President, Media Lending; Vice President, Corporate Training; Vice President, Large Corporate Lending; Assistant Vice President, Commercial Banking—California and Arizona (1983-1990). Assistant Vice President, Interfirst Bank, Dallas Texas and New York, New York; Banking Officer, Midwest Fortune 1000 Lending, Ohio, Indiana, Kentucky; Commercial Lending Trainee (1981-1983). From 2000-2003, Mr. DeVries served as volunteer President of the Oakland, California Mission of the Church of Jesus Christ of Latter-Day Saints. He holds a BBA in Marketing/Economics and an MBA, Finance, from Central Michigan University. Mr. DeVries’ education and long and varied career in banking, including serving as a bank and bank holding company director, qualifies him to serve as Director.

Richard L. Dobbins, director since 2004. Previously served as a Director of MSB Financial, Inc. and Marshall Savings Bank, F.S.B. from 1974 to 2004. Mr. Dobbins is an attorney in private practice since 1973, and is President of North Concord Farms, Inc., North Parma Farms, Inc., and Dobbins Farms, Inc. From 1990 to 2002, he was a director of Caster Concepts, Inc., a manufacturer of industrial wheels and casters in Albion, Michigan. Mr. Dobbins’ 30 years of experience as a Bank director, together with his legal and business experience, qualify him to serve as a Director.

James W. Gordon, director since 2008. President, James W. Gordon, CPA, P.C. a public accounting practice located in Coldwater, MI; Vice President of R.G. Hawkes Trucking, Inc. a regional transportation company located in Tekonsha, MI; Treasurer of C.E.M. Supply, Inc. a retail and industrial hardware supplier located in Coldwater, MI. Mr. Gordon has been a certified public accountant since 1976. Mr. Gordon’s experience as a CPA serving a variety of business clients, as well as his own business experience, qualifies him to serve as a Director.

Karl F. Loomis, M.D., director since 2008. Previously served as director of MSB Financial, Inc. and Marshall Savings Bank F.S.B. from 1995 to 2004 and Chair of the Audit Committee from 2000 to 2004. President and CEO of Regional Medical Laboratories, Inc. from its formation in 1987 until 2005. Laboratory Director, Battle Creek Health Systems and Oaklawn Hospital from 1983 until 2005. Line officer and subsequently Medical Officer, United States Navy from 1970 until 1996; last position: Director of Ancillary Services, Fleet Hospital, Minneapolis. Presently in private practice of pathology in Marshall, MI. Dr. Loomis’ experience as director of MSB Financial, and his experience as a CEO, qualifies him to serve as Director.

Martin L. Mitchell, director since April 2004. Previously served as Director of MSB Financial, Inc. and Marshall Savings Bank, F.S.B. from 1987 to 2004. In 2004, Dr. Mitchell became President and Chief Executive Officer of Starr Commonwealth, a non-profit organization serving youth and their families with campuses in Albion, Battle Creek and Detroit, Michigan and Columbus and Van Wert, Ohio. Previously he was Executive Vice President and Chief Operations Officer 2002-2004, Vice President and COO 1999-2002, and Vice President of Program from 1981-1999. Dr. Mitchell has served on the Board of Directors of Olivet College, Olivet Michigan since 1995. Dr. Mitchell’s experience as a director of MSB Financial, together with his extensive management background with Starr Commonwealth, qualifies him to serve as Director.

Stephen M. Ross, director since 1994. Appointed Chairman in 2004. From 1980 until August, 2003, Mr. Ross was Senior Vice President of the Hillsdale Division of Eagle-Picher, Inc., an automotive supplier. Mr. Ross retired as Vice President of Sales and Marketing for Southern Michigan Tool and Machine, an automotive parts supplier in Hillsdale, Michigan. Mr. Ross’ long-time experience as a Bank director, his managerial experience, as well as his accounting background, qualifies him to serve as Director.

Gordon L. Welch, director since 1986. Mr. Welch retired from Michigan Gas Utilities a division of Intergrys. Intergrys is a publicly traded gas and electric holding company headquartered in Chicago, IL. Previously, Mr. Welch was employed by Aquila as an Economic Development Director and prior to that as a Natural Gas Commodity Broker. Mr. Welch’s, long-time experience as a Bank director, his work in economic development, and his knowledge of local business conditions, qualifies him to serve as Director.

Rebecca S. Crabill, 1st Executive Vice President, and Chief Financial Officer for Monarch Community Bancorp, Inc and Monarch Community Bank. Employed by Monarch Community Bank since 1996. She previously held the position of Controller, and began her employment with the Bank as a Teller. Ms. Crabill holds a Bachelor Degree in Accounting from Sienna Heights University.

Andrew J. Van Doren, Executive Vice President, Secretary, and General Counsel for Monarch Community Bancorp, Inc. since the Company was formed in 2002. He has been employed by Monarch Community Bank since 2001 as Executive Vice President, Secretary, General Counsel, and Chief Risk Management Officer. Prior to coming to the Bank, Mr. Van Doren was President of Biringer, Hutchinson, Van Doren, Lillis, and Bappert, P.C., a law firm in Coldwater, Michigan, which he joined in 1983. Mr. Van Doren holds a B.A. from Western Michigan University and a Juris Doctor degree from Northwestern University School of Law. He is a 2008 graduate, with honors, of the American Banker Association’s National School of Banking, and is a Certified Regulatory Compliance Manager.

Vicki L. Bassage, Assistant Secretary, Monarch Community Bancorp, Inc.; Executive Vice President and Chief Talent and Marketing Officer for Monarch Community Bank. Ms. Bassage has been employed by Monarch Community Bank since 1985. She previously held various positions with the Bank, beginning as a Teller.

Charles C. Mulka, Executive Vice President and Chief Lending Officer, Monarch Community Bank. Mr. Mulka has been employed by Monarch Community Bank since 2010. He previously was employed by Bank of America and Fifth Third Bank as a commercial loan officer. He began his banking career with Michigan National Bank, working in variety of capacities. Mr. Mulka holds BA and MSBA degrees from Madonna University.

GOVERNANCE OF THE COMPANY

Role and Composition of the Board of Directors

Our Company’s Board of Directors is the ultimate decision making body of the Company, except for matters which law or our Articles of Incorporation require the vote of shareholders. The Board of Directors selects the management of the Company which is responsible for the Company’s day to day operations. The Board acts as an advisor to management and also monitors its performance.

Members of the Board of Directors serve also as Directors of Monarch Community Bank (the “Bank”). The Bank is the Company’s wholly owned subsidiary.

Board Leadership Structure and Oversight of Risk

The Chairman of the Board and Chief Executive Officer positions historically have been separate, with the Chairman being an outside director. The Company believes this structure permits the Board to better hold management accountable and decreases the possibility that a person holding the combined offices could exercise undue influence on the Board.

The Board administers its risk oversight function as follows:

•	By the adoption of Board Policies to address various risks.

•	By the entire Board regularly reviewing and discussing reports on Interest Rate Risk, Liquidity, Capital, and Classified Assets, as well as delinquency reports.

•	By directing Management to perform annual risk assessments.

•

Through the Audit Committee, which directly engages annual third party reviews of Information Technology, Bank Secrecy Act compliance, Regulatory Compliance, and Commercial Loans. All reports generated, together with Management responses, are reviewed by the Audit Committee, which then requires regular reports from Management on its progress in addressing all issues raised in such reports.

•

The internal audit function is performed by an external firm, Rehmann Robson. The Audit Committee reviews Internal Audit reports at its monthly meetings. The Committee holds Management accountable to address all exceptions noted in Internal Audit and Examination reports. The Chief Risk Management Officer is responsible for tracking exception follow up.

The Executive Committee

The Executive Committee generally acts in lieu of the full Board of Directors between board meetings. This committee is responsible for formulating and implementing policy decisions, subject to review by the entire Board of Directors.

The Audit and Risk Committee

The Audit and Risk Committee is responsible the annual appointment of the public accounting firm to be our outside auditors. The Committee is responsible for the following tasks:

•	maintaining a liaison with the outside auditors;

•	reviewing the adequacy of internal controls;

•	reviewing all Board Policies annually;

•	reviewing with management and outside auditors financial disclosures of the Company; and

•	reviewing any material changes in accounting principles or practices used in preparing statements.

Audit Committee Financial Expert

While the Board of Directors endorses the effectiveness of our Audit Committee, its membership does not include a director who qualifies for designation as an “audit committee financial expert” – a concept under federal regulation that contemplates such designation only when an audit committee member satisfies all five qualification requirements, such as experience (or “experience actively supervising” others engaged in), preparing, auditing, analyzing or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with our Company’s financial statements.

Asset and Liability Committee

The Board of Directors Asset and Liability Committee (“ALCO”) meets regularly four times a year, after the end of each quarter. The Board ALCO now oversees such matters as the Company’s investment policy, asset/liability management, liability management, capital management, and interest rate risk management.

The Nominating Committee

Our Board of Directors has a Nominating Committee, which in 2012 consisted of three directors. Messrs. Dally, Mitchell, and Welch are the current members of this committee. The Nominating Committee identifies individuals to become board members and selects, or recommends for the board’s selection, director nominees to be presented for shareholder approval at the annual meeting of shareholders or to fill any vacancies. During the fiscal year ended December 31, 2012, the Nominating Committee held one meeting.

Our Board of Directors has adopted a written charter for the Nominating Committee, a copy of which is available to shareholders on our website, at http://www.monarchcb.com, via the “Investor Relations” tab. Each of the members of our Nominating Committee is independent.

The Nominating Committee’s policy is to consider director candidates recommended by shareholders. Such recommendations must be made pursuant to timely notice in writing to

Andrew J. Van Doren, Secretary

Monarch Community Bancorp, Inc.

375 North Willowbrook Road

Coldwater, MI 49036

The Nominating Committee has established certain qualifications in order to be eligible for service on the Board:

•

No person shall be eligible for election or appointment to the Board of Directors if such person (i) has, within the previous 10 years, been the subject of supervisory action by a financial regulatory agency that resulted in a cease and desist order or an agreement or other written statement subject to public disclosure under 12 U.S.C. 1818 (u), or any successor provision, (ii) has been convicted of a crime involving dishonesty or breach of trust which is punishable by imprisonment for a term exceeding one year under state or federal law, or (iii) is currently charged in any information, indictment, or other complaint with the commission of or participation in such a crime. No person is eligible for election to the Board of Directors if the person is the nominee or representative of a person or group that includes a person who is ineligible for election to the Board.

•	No person shall be eligible for election or appointment to the Board of Directors if such person shall have attained the age of 75 years at the time of such election or appointment.

Historically, the Nominating Committee used a subjective process for identifying and evaluating nominees for director, based on the information available to, and the subjective judgments of, the members of the Nominating Committee and our then current needs; and nominees have been existing directors or business associates of our directors or officers. In 2005, objective standards for evaluating director nominees were adopted, as follows:

A. Nominees for Directors of the Company shall possess such qualifications as the Company’s Bylaws may require.

B. Nominees shall own, directly or indirectly, at least 1,000 shares of common stock of the Company. Shares owned jointly with other persons shall be counted toward such minimum.

C. Nominees shall be at least 30 years of age as of the date of election to the Board.

D. Nominees shall be citizens of the United States of America.

E. Nominees shall possess a Bachelor’s Degree from an accredited college or university, or shall possess employment experience judged by the Committee to be the equivalent of such a degree.

F. Nominees shall possess a minimum of 10 years experience in a least one of the following:

•	Management position(s) with a for-profit or non-profit entity;

•	Ownership of a business; or

•	Employment in a learned profession such as accounting or law.

G. Nominees shall exhibit a basic understanding of financial statements and the banking industry.

H. Nominees shall not be or have been under any type of disciplinary order, sanction, or penalty from a national or state banking, securities, or licensed profession regulatory body.

I. Nominees shall not have been convicted of a crime, other than non-substance abuse related traffic offenses.

J. Nominees shall certify in writing that he or she possess the above qualifications.

K. Nominees shall furnish such references as the Committee may request.

L. Nominees shall answer such questions and attend such interviews as the Committee shall request.

Nominees recommended by a shareholder also will be evaluated in accordance with the above standards. The Nominating Committee considers diversity in identifying nominees for director, but has not adopted a formal written diversity policy. The complete Nominating Committee Policies and Procedures are available on our website, www.monarchcb.com, via the “Investor Relations” tab.

Nominations of persons for election to the Board of Directors may be made only by or at the direction of the Board of Directors or by any shareholder entitled to vote for the election of directors who complies with the notice procedures set forth in the Company’s bylaws. Pursuant to our bylaws, nominations by shareholders must be delivered in writing to the Secretary of Monarch Community Bancorp, Inc. at least 90 days but no more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the shareholder must be delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which notice of the date of annual meeting was mailed or public announcement of the date of such meeting is first made.

The Compensation Committee

The Compensation Committee is responsible for reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer (Mr. DeVries) and other Executive Officer compensation, including annual performance objectives. The Committee has a charter, which is available on our website, www.monarchcb.com, via the “Investor Relations” tab. This Committee also approves the senior officers’ compensation and other incentive compensation programs recommended by the Chief Executive Officer, subject to final approval of the Company’s budget by the Board of Directors. The Committee utilizes industry prepared surveys of annual compensation but does not engage consultants in connection with its review of executive compensation. The Committee’s functions include:

•	awarding shares or options under the Company’s stock option plan (the Committee has delegated to the Chief Executive Officer authority to award options to Company employees); and

•	recommending to the Board of Directors changes in director compensation, as well as the award of shares or options to directors.

Code of Conduct

The Company has adopted a Code of Conduct that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct contains written standards that we believe are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications we make;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons named in the code; and

•	Accountability for adherence to the code.

This Code of Conduct is attached to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as Exhibit 14. We have also posted it on our Web site at http://www.monarchcb.com under the “Investor Relations” tab. We will provide to any person without charge, upon request, a copy of our Code of Conduct. Requests for a copy of our Code of Conduct should be made to our Secretary at 375 North Willowbrook Road, Coldwater, Michigan 49036. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code definition enumerated in Securities and Exchange Commission, Regulation S-K, Item 406(b) by posting such information on our Web site at http://www.monarchcb.com, via the “Investor Relations” tab. within four business days following the date of the amendment or waiver.

Shareholder Communications with the Board

Our Board of Directors has a process for shareholders to send communications to the Board of Directors, its Nominating Committee, its Compensation Committee or its Audit Committee, including complaints regarding accounting, internal accounting controls, or auditing matters. Communications can be sent to the Board of Directors; its Nominating Committee, its Compensation Committee or its Audit Committee or specific directors either by regular mail to the attention of the Board of Directors, its Nominating Committee, its Compensation Committee, its Audit Committee or specific directors, at our principal executive offices at 375 North Willowbrook Road, Coldwater, Michigan 49036. All of these communications will be reviewed by our Secretary (1) to filter out communications that our Secretary deems are not appropriate for our directors, such as spam and communications offering to buy or sell products or services, and (2) to sort and relay the remainder to the appropriate directors. We encourage all of our directors to attend the annual meeting of shareholders, if possible. All of our then-current directors attended the 2010 annual meeting of shareholders.

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that all Directors and Executives of the Company filed all reports required on a timely basis pursuant to Section 16 of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The members of the Boards of Directors of Monarch Community Bancorp, Inc. and Monarch Community Bank are identical. Each director earns an annual retainer fee of $7,200, two-thirds of which is paid in equal monthly installments; one-third is being deferred. In addition, each director earns $300 for each board and committee meeting attended, with the payment of $100 of the fee for each meeting being deferred. The Chairman of the Board earns an additional $11,000 per year, of which $7,400 is paid in equal monthly installments, with $3,600 being deferred.

Name[1] (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensa- tion ($) (g)	Total ($) (h)
Harold A. Adamson	15,600	0	None	None	—	None	15,600
Craig W. Dally	12,600	0	None	None	—	None	12,600
Richard L. Dobbins	17,400	0	None	None	—	None	17,400
James W. Gordon	16,500	0	None	None	—	None	16,500
Karl F. Loomis	18,000	0	None	None	—	None	18,000
Martin L. Mitchell	16,500	0	None	None	—	None	16,500
Stephen M. Ross	24,200	0	None	None	—	None	24,200
Gordon L. Welch	13,200	0	None	None	—	None	13,200

1.	The Director Compensation for Richard J. DeVries, President and CEO, is included in the Executive Summary Compensation Table

EXECUTIVE COMPENSATION

The salaries and other cash compensation; fringe benefits including insurance plans and the 401(k) Plan are provided to the executive officers by the Bank. Stock-based compensation, including the Employee Stock Ownership Plan, the 2003 Recognition and Retention Plan, and the 2003 Stock Option Plan, is awarded by the Company. This section describes the current compensation policy as endorsed by the Company’s Board of Directors and the Compensation Committee. The executive compensation program of the Bank has been designed to:

1.	Provide a pay-for-performance policy that differentiates compensation amounts based upon corporate and individual performance.

2.	Provide compensation opportunities comparable to those offered by other Michigan-based financial institutions and Eastern US banks of similar asset size, thus allowing the Bank to compete for and retain talented executives who are essential to the long-term success of the Company and the Bank.

3.	Align the interest of the executive officers with the long-term interest of the Company’s shareholders through the ownership of Company Common Stock.

The executive compensation program is comprised of salary, opportunities for annual cash bonuses, participation in the ESOP, participation in the Incentive Stock Option Plan and participation in the Retention and Recognition Plan (RRP). An executive officer’s salary is based on a number of factors, including, (1) the Bank’s performance as compared to internally established goals for the most recently ended fiscal year and to the performance of other Michigan-based financial institutions, (2) the individual officer’s level of responsibility with the Bank and (3) comparisons to salaries paid to officers holding similar positions in other Michigan–based financial institutions.

The award of an annual cash bonus is made in the discretion of the Board of Directors and is pursuant to a formal plan or formula. There was no 2012 bonus plan, nor is there a bonus plan for 2013. Future bonus plans will be as established in the Company’s annual budget and business plan. The Company currently does not plan to recover or reduce payments if the relevant terms of the Company’s performance are restated or otherwise adjusted in a manner that would reduce the size of a payment, except to extent required because of the Company’s participation in the U.S. Treasury’s Capital Purchase Plan.

The Bank, as plan sponsor of the ESOP, made an ESOP contribution which was allocated among all participating employees of the Bank, including the executive officers based on their annual salaries. The Compensation Committee uses the award of stock options and/or available Recognition and Retention Plan stock to officers to align the officers’ interests with those of the shareholders; significant vesting periods are also used to retain employees. The amount of stock granted is determined by reviewing the practices of other financial institutions based on information provided by an outside reliable research consultant to the Board of Directors.

The current salary of the Chief Executive Officer was set by the Board of Directors after negotiations between Mr. DeVries and the Compensation Committee prior to his appointment in July 2010. Any future increases will occur after a performance appraisal.

The annual salaries of the other executive officers generally are based on their annual performance appraisals and the recommendations of the Chief Executive Officer, within the constraints of the budget adopted by the Board of Directors. The budget for 2013 does not include general salary increases.

In 1993, Section 162 (m) of the Internal Revenue Code was amended to place limits on the deductibility of compensation in excess of $1 million paid to executive officers of publicly held companies. The Board of Directors of the Company does not believe, however, that the amendment has had or will have any impact on the compensation policies followed by the Board.

Summary Compensation Table

The following table shows, for the year ended December 31, 2012, the cash compensation paid, as well as certain other compensation paid or accrued, to the Chief Executive Officer, the Chief Financial Officer, and the other executive officers who received over $100,000 in total compensation during such years.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation[1] ($)		Total ($)
Richard J. DeVries President & CEO	2012 2011 2010	229,800 233,028 114,833	[2] [2] [2]	0 0 15,000	[3]	0 0 10,000	[3]	0 0 0	— —	5,843 1,735 972	[4] [4] [4]	235,643 234,763 140,804
Rebecca S. Crabill, 1st EVP & CFO	2012 2011 2010	135,728 128,869 107,452		0 0 0		0 0 0		0 0 0	— — —	2,036 930 1,750		137,115 129,799 109,202
Andrew J. Van Doren EVP, Secretary & General Counsel	2012 2011 2010	105,758 105,920 105,470		0 0 0		0 0 0		0 0 0	— — —	1,788 1,019 1,890		107,546 106,939 107,360
Vicki L. Bassage EVP, Monarch Community Bank	2012 2011 2010	105,758 105,728 79,036		0 0 0		0 0 0		0 0 0	— — —	1,787 979 1,375		107,545 106,707 80,411
Charles C. Mulka EVP, Monarch Community Bank	2012 2011 2010	115,728 108,566 49,794		0 0		0 0		0 0	— —	1,911 771 216		117,639 109,337 50,010

1.	Includes ESOP allocation and life insurance premiums.
2.	Includes Director fee of $7,200 annually plus $300 meeting fees for Board of Director meetings attended.
3.	Mr. DeVries received a signing bonus of $25,000, consisting of $15,000 cash and 8,333 shares of immediately vested stock valued at $1.20 per share.
4.	Includes personal use of Company-owned vehicle.

CEO Employment Agreement

There currently is no Employment Agreement with Mr. DeVries.

Management Continuity Agreements

On December 16, 2004, the Company entered into management continuity agreements with Andrew J. Van Doren, Senior Vice President and General Counsel and Vicki L. Bassage, Monarch Community Bank Senior Vice President, and on February 21, 2008 with Rebecca S. Crabill, Executive Vice President and Chief Financial Officer; (each an “Executive”). The agreements are valid for a period of one year and renew automatically for successive one-year periods, unless the Board of Directors of the Company indicates by resolution adopted at least three months prior to the end of the relevant one-year term that the agreements shall not be renewed.

The following paragraphs describe the post-termination benefits payable to Executive. During the period that the U.S. Treasury holds preferred stock of the Company pursuant to the TARP Capital Purchase Program, the Company may be prohibited or restricted from making the payments to Executive as described in these paragraphs.

Pursuant to the agreements if, during a change in control period, Executive is terminated other than for cause, death, disability or retirement, or if Executive terminates his employment for good reason, then the Executive is entitled to receive his annual base salary for a period of twelve months following the date of termination and ongoing health insurance coverage for Executive and his family under the Bank’s health care plan for a period of twelve months. If Executive’s employment is terminated by reason of death, disability or retirement during the change in control period, then the agreement terminates and the Company must pay Executive his annual base salary through the date of termination and any benefits that have accrued prior to that date. If Executive’s employment is terminated for cause, then the agreement terminates without any further obligations to Executive.

A “change in control” is defined to include the following: (A) any third person becoming the beneficial owner of shares of the Company with respect to which 25% or more of the total number votes for the election of the Board may be cast; (B) a change in control of the Company’s subsidiary bank within the meaning of the Home Owners Loan Act of 1933; (C) as a result of or in connection with, any merger or other business combination, sale of assets or contested election, wherein the persons who are directors of the Company before such transaction or event ceased to constitute a majority of the Board of the Company or any successor to the Company; or (D) the Company transfers substantially all of its assets to another corporation or entity which is not an affiliate of the Company. The “change in control period” is defined as the period commencing on the date of the change in control and ending twelve months later.

“Cause” is defined as termination due to Executive’s personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, failure to perform stated duties or to follow one or more specific written directives of the Board, reasonable in nature and scope, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist order, or material breach of any provision of the agreement. “Good reason” generally includes: (A) if Executive would be required to move his personal residence or perform his principal executive functions more than 25 miles from the Executive’s primary office; (B) if the Company should fail to maintain Executive’s base salary or fail to maintain employee benefit plans or arrangements generally comparable to those currently in place; or (C) if Executive is assigned substantial duties and responsibilities other than those normally associated with his current position.

In the event of disputes under the agreement, the parties have agreed to binding arbitration in accordance with the rules of the American Arbitration Association and have waived their right to a trial by jury.

Assuming termination occurred on December 31, 2012, the estimated total post-employment payments due under these agreements (assuming current salary and health insurance costs) are as follows:

•	Mr. Van Doren: $116,074

•	Ms. Crabill: $146,022

•	Ms. Bassage: $107,545

2003 Recognition and Retention Plan

The Recognition Plan acquired 92,575 shares of Common Stock. At December 31, 2012, 92,275 shares had been granted to current or former directors and executive officers, and 85,549 of such shares had vested. Under the Recognition Plan, shares are awarded as restricted stock which vests in equal annual installments over the five-year period from the date of grant. The dividends on unvested shares are paid to the grantee. Currently grants are made by the Compensation Committee on the recommendation of the Chief Executive Officer, based the grantee’s performance.

If the grantee’s employment terminates, all unvested shares are forfeited unless due to a change in control of the Company, death or disability; upon the occurrence of any such event, all unvested shares become vested.

Unvested shares are not transferable. In the event of any change in the outstanding shares of the Company’s Common Stock because of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Company or in the shares of Common Stock, the number and class of shares awarded shall be appropriately adjusted by the Compensation Committee.

2003 Stock Option Plan

A total of 231,438 shares of Common Stock were reserved under the 2003 Stock Option Plan for awards to directors and employees. 78,151 of such shares are available for future grant. The option price is the market price on the date of the award. Currently awards are made by the Compensation Committee on the recommendation of the Chief Executive Officer.

In the event of any change in the outstanding shares of the Company’s Common Stock because of any recapitalization, stock split, reverse stock split, stock dividend, reorganization, consolidation, combination or exchange of shares, merger, or any other change in the corporate structure of the Company or in the shares of Common Stock, the number and class of shares awarded and the exercise price shall be appropriately adjusted by the Compensation Committee.

If an option-holder’s employment is terminated for cause, all options are forfeited. In the event of voluntary termination or termination other than for cause (except termination after a change in control of the Company), unvested options are forfeited; vested options must be exercised within three months of termination (one year in the event of termination because of disability) or are forfeited.

In the event of termination following a change in control of the Company, all unexercised options, including unvested options, become exercisable.

Options are not transferable, except that in the event of death the person to whom the options are transferred by will or the laws of descent may exercise the options that were vested at death within one year of the death of the Optionee. However, the Company has the discretion to pay the amount by which the Market Value per share of Common stock on the date of exercise of the Options exceeds the Exercise Price per Option Share, multiplied by the number of Option Shares exercised.

401(k) Plan

The Bank has a 401(k) Plan in which substantially all employees may participate. Until December 31, 2009, the 401(k) Plan provided for matching contributions equal to 25% on the first 6% of the participant’s 401(k) deferrals for the year. Employer contributions become 20% vested for each year of employment, with full vesting after five years. Effective January 1, 2010, the Plan no longer provides for matching contributions.

Employee Stock Ownership Plan and Trust

The Bank has established an ESOP for employees of the Bank. Full-time employees who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in our employee stock ownership plan.

The ESOP borrowed funds from the Company to purchase 185,150 shares of Common Stock in the Bank’s conversion from mutual to stock form. The original loan to the ESOP was to be repaid principally from the Bank’s contributions to the ESOP over a period of ten years, and the collateral for the loan is the Common Stock purchased by the ESOP. Effective January 1, 2007, the loan was amended to provide for payback over an additional five years. The amendment thus reduced the annual compensation costs attributable to the ESOP.

Effective January 1, 2007, the vesting schedule was changed from five year “cliff” vesting (which required five full years of employment before a participant became vested) to a vesting schedule under which participants become 20% vested for each year of employment, with full vesting after five years. The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, and the regulations of the Internal Revenue Service and the Department of Labor thereunder.

Grant of Plan-Based Awards

There were no grants of equity plan awards to Executive Officers during 2012.

Outstanding Equity Awards at Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
Andrew J. Van Doren	9,250	0	13.00	4/24/2013	0	0
Rebecca S. Crabill	3,475	0	13.00	4/24/2013	0	0
Vicki L. Bassage	4,850	0	13.00	4/24/2013	0	0
Richard J. DeVries	0	0	—	—	—	—
Charles C. Mulka	0	0	—	—	—	—

Nonqualified Deferred Compensation

There are no nonqualified deferred compensation plans for officers or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF DIRECTORS,

MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS AND

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP AS OF 12/31/12

Not adjusted for the 5-for-1 Reverse Stock Split to be effective as of 5/28/13

Name	Amount and Nature of Beneficial Ownership (1)		Ownership As a Percent of Class
Harold A. Adamson, Director	21,085	(2)	*
Vicki L. Bassage, Executive Officer	11,908	(3)	*
Rebecca S. Crabill, Executive Officer	13,163	(4)	*
Craig W. Dally, Director	18,785	(5)	*
Richard J. DeVries, President, CEO & Director	9,098	(6)	*
Richard L. Dobbins, Director	65,532	(2)	3.0
James W. Gordon, Director	13,639	(7)	*
Karl F. Loomis, Director	24,800	(7)	1.2
Martin L. Mitchell, Director	27,092	(2)	1.3
Charles J. Mulka, Executive Officer	860	(9)	*
Stephen M. Ross, Director, Chairman	27,385	(2)	1.3
Andrew J. Van Doren, Executive Officer	38,882	(8)	1.8
Gordon L. Welch, Director	22,885	(2)	1.1
All directors and executive officers as a group (13 persons)(10)	294,947	(11)	13.7

(1)	Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power, however, includes shares in the 2003 Recognition and Retention Plan that have not yet vested.
(2)	Includes 14,918 shares issuable upon the exercise of options exercisable within 60 days.
(3)	Includes shares held in the ESOP and 4,850 shares issuable upon the exercise of options exercisable within 60 days.
(4)	Includes shares held in 401(k) and ESOP, and 3,475 shares issuable upon the exercise of options exercisable within 60 days.
(5)	Includes 100 shares owned by Dally Tire Company where Mr. Dally is Vice President, Treasurer and General Manager, and 14,918 shares issuable upon the exercise of options exercisable within 60 days.
(6)	Includes shares held in ESOP
(7)	Includes 5,000 issuable upon the exercise of options exercisable within 60 days.
(8)	Includes shares held in 401(k) and ESOP, and 9,250 shares issuable upon the exercise of options exercisable within 60 days.
(9)	Shares held in ESOP.
(10)	Includes shares held directly, as well as shares held jointly, shares held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment powers.
(11)	Includes a total of 102,165 shares issuable upon the exercise of options exercisable within 60 days.
*	Less than 1% ownership as a percent of class.

SECURITY OWNERSHIP OF SHAREHOLDERS

HOLDING 5% OR MORE AS OF 12/31/12

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES		PERCENT OF CLASS
Monarch Community Bancorp, Inc. Employee Stock Ownership Plan 375 North Willowbrook Road Coldwater, Michigan 49036	117,801	(1)	5.7
Luis Diego Soto/Tarjetas Telefonicas SA P.O. Box 665-2010 Zapote San Pose, Costa Rica	167,146		8.2

(1)

Shares of Common Stock were acquired by the ESOP in the Bank’s conversion from mutual to stock form (the “Conversion”). The ESOP Committee administers the ESOP. First Bankers Trust Company has been appointed as the corporate trustee for the ESOP (“ESOP Trustee”). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of December 31, 2012, 80,770 shares are allocated to ESOP participants’ accounts.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Certain Related Persons

We have followed a written policy of granting consumer loans and loans secured by the borrower’s personal residence to our officers, directors and employees. Loans to all officers and directors must be reported to the Board of Directors. Loans exceeding $500,000 (when aggregated) must be approved by a majority of the disinterested directors. All loans to our employees, executive officers and directors were made in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time for comparable loans to persons not related to the lender, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. All loans to directors and executive officers were performing in accordance with their terms at December 31, 2012.

The Company has a written policy requiring annual disclosure by directors and executive officers of the identity of immediate family members and related interests and all transactions between the Company and related persons or interests, which must be on the same terms as transactions with unrelated parties. The Company Secretary maintains records of the disclosures. Other than loans granted by the Company’s subsidiary, Monarch Community Bank under the policies discussed above, there were no transactions with related persons in 2012.

Director Independence

Our Board of Directors has determined that each of Messrs. Adamson, Dally, Dobbins, Gordon, Loomis, Mitchell, Ross, and Welch are independent. All of our Directors attended 75 percent or more of the meetings of the Board and the Board Committees on which they served in 2012.

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors has appointed Plante & Moran, PLLC to serve as our independent auditors. Representatives of Plante & Moran, PLLC will be present at the Annual Meeting to answer questions and they will have the opportunity to make a statement if they desire to do so.

Audit Fees

Audit fees and expenses billed to the Company by Plante & Moran, PLLC for the audit of the Company’s financial statements for the fiscal years ended December 31, 2012 and December 31, 2011, and for review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q, are as follows:

2012	2011
$105,700	$91,000

Audit Related Fees

Audit related fees and expenses billed to the Company by Plante & Moran, PLLC for fiscal years 2012 and 2011 for services related to the performance of the audit or review of the Company’s financial statements that were not included under the heading “Audit Fees”, are as follows:

2012	2011
$0	$0

Tax Fees

Tax fees and expenses billed to the Company for fiscal years 2012 and 2010 for services related to tax compliance, tax advice and tax planning, consisting primarily of preparing the Company’s federal and state income tax returns for the previous fiscal periods and inclusive of expenses are as follows:

2012	2011
13,000	$10,500

All Other Fees

Fees and expenses billed to the Company by Plante & Moran, PLLC for all other services provided during fiscal years 2012 and 2011 are as follows:

2012	2011
$18,250	$0

In accordance with Section 10A(i) of the Exchange Act, before Plante & Moran, PLLC is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. None of the audit-related, tax and other services described in the table above were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. None of the time devoted by Plante & Moran, PLLC on its engagement to audit the Company’s financial statements for the year ended December 31, 2012 is attributable to work performed by persons other than Plante & Moran, PLLC employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH COMMUNITY BANCORP, INC.

Dated: May 22, 2013	By:	/s/ Richard J. DeVries
Richard J. DeVries, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard J. DeVries Richard J. DeVries	President and Chief Executive Officer (Principal Executive Officer)	May 22, 2013

/s/ Stephen M. Ross Stephen M. Ross	Chairman of the Board	May 22, 2013

/s/ Rebecca S. Crabill Rebecca S. Crabill	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2013

/s/ Harold A. Adamson Harold A. Adamson	Director	May 22, 2013

/s/ Karl F. Loomis Karl F. Loomis	Director	May 22, 2013

/s/ James W. Gordon James W. Gordon	Director	May 22, 2013

/s/ Martin L. Mitchell Martin L. Mitchell	Director	May 22, 2013

/s/ Gordon L. Welch Gordon L. Welch	Director	May 22, 2013

/s/ Craig W. Dally Craig W. Dally	Director	May 22, 2013

/s/ Richard L. Dobbins Richard L. Dobbins	Director	May 22, 2013