Form 10-Q
period 2013-06-30
MONARCH COMMUNITY BANCORP INC
filed 2013-08-12
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At August 2, 2013, there were 410,147 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

Index

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2013	December 31, 2012
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$10,892	$8,978
Federal Home Loan Bank overnight time and other interest bearing deposits	25,462	19,766

Total cash and cash equivalents	36,354	28,744
Securities—Available for sale	10,855	10,047
Securities—Held to maturity	1,984	1,981
Other securities	3,370	3,370
Loans held for sale	1,567	2,045
Loans, net	119,541	128,000
Foreclosed assets, net	573	1,244
Premises and equipment	3,898	3,980
Core deposit intangible	36	107
Accrued interest receivable and other assets	7,542	10,805

Total assets	$185,720	$190,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$19,799	$17,610
Interest bearing	146,643	151,850

Total deposits	166,442	169,460
Federal Home Loan Bank advances	7,059	7,059
Accrued expenses and other liabilities	3,231	3,337

Total liabilities	176,732	179,856
Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of June 30, 2013 and December 31, 2012	6,778	6,773
Common stock—$0.05 par value, 20,000,000 shares authorized, 410,147 shares issued and outstanding at June 30, 2013 and December 31, 2012	20	20
Additional paid-in capital	20,994	20,994
Accumulated deficit	(18,431)	(17,075)
Accumulated other comprehensive income	(6)	122
Unearned stock compensation	(367)	(367)

Total stockholders’ equity	8,988	10,467

Total liabilities and stockholders’ equity	$185,720	$190,323

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$1,738	$2,088	$3,592	$4,291
Investment securities	79	96	164	189
Federal funds sold and overnight deposits	18	20	30	30

Total interest income	1,835	2,204	3,786	4,510
Interest Expense
Deposits	259	395	561	814
Federal Home Loan Bank advances	73	169	146	384

Total interest expense	332	564	707	1,198

Net Interest Income	1,503	1,640	3,079	3,312
Provision for Loan Losses	387	24	387	52

Net Interest Income After Provision for Loan Losses	1,116	1,616	2,692	3,260
Non-interest Income
Fees and service charges	462	429	906	865
Loan servicing fees	108	101	209	208
Net gain on sale of loans	516	385	1,136	673
Net gain on sale of securities	3	—	3	—
Other income	197	248	250	258

Total non-interest income	1,286	1,163	2,504	2,004
Non-interest Expense
Salaries and employee benefits	1,557	1,386	3,146	2,669
Occupancy and equipment	276	276	579	520
Data processing	245	218	480	454
Mortgage banking	98	94	236	213
Professional services	196	220	421	423
Amortization of core deposit intangible	36	36	71	71
NOW account processing	50	47	102	95
ATM/Debit card processing	63	80	116	143
Foreclosed property expense	140	210	204	452
Other general and administrative	527	486	955	899

Total non-interest expense	3,188	3,053	6,310	5,939

Income (Loss)—Before income taxes	(786)	(274)	(1,114)	(675)
Income Taxes	38	—	38	—

Net Loss	$(824)	$(274)	$(1,152)	$(675)

Dividends and amortization of discount on preferred stock	$105	$98	$204	$198
Net loss available to common stock	$(929)	$(372)	$(1,356)	$(873)

Comprehensive Loss
Net Loss	$(824)	$(274)	$(1,152)	$(675)
Change in unrealized gain (loss) on securities, net of tax	$(129)	$52	$(128)	$32
Less: reclassification adjustments for securities’ gain realized in net income, net of taxes	$2	$—	$2	$—

Comprehensive Loss	$(951)	$(222)	$(1,278)	$(643)

Earnings (Loss) Per Share
Basic	$(2.49)	$(1.02)	$(3.64)	$(2.40)

Diluted	$(2.49)	$(1.02)	$(3.64)	$(2.40)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June, 30
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$(1,152)	$(675)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	548	531
Provision for loan losses	387	52
Write down on foreclosed assets	371	792
Gain on sale of foreclosed assets	(37)	(184)
Mortgage loans originated for sale	(34,077)	(19,733)
Proceeds from sale of mortgage loans	34,555	19,641
Gain on sale of available for sale securities	(3)	—
Gain on sale of mortgage loans	(1,136)	(673)
Net change in:
Deferred loan fees	(10)	(19)
Accrued interest receivable	27	(45)
Other assets	3,005	1,467
Accrued expenses and other liabilities	(244)	492

Net cash provided by (used in) operating activities	2,234	1,646
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(2,979)	(2,008)
Proceeds from sale of securities	80
Proceeds from maturities of securities	1,862	1,565
Activity in held to maturity securities:
Purchases	(248)	—
Proceeds from maturities of securities	245	—
Loan originations and principal collections, net	8,178	6,774
Proceeds from sale of foreclosed assets	1,377	2,346
Purchase of premises and equipment	(121)	(192)

Net cash provided by investing activities	8,394	8,485
Cash Flows From Financing Activities
Net increase in deposits	(3,018)	9,394
Dividends paid		(198)
Repayment of FHLB advances	—	(8,000)

Net cash provided by financing activities	(3,018)	1,196

Net Increase (Decrease) in Cash and Cash Equivalents	7,610	11,327
Cash and Cash Equivalents—Beginning	28,744	24,111

Cash and Cash Equivalents—End	$36,354	$35,438

Supplemental Cash Flow Information:
Cash paid for:
Interest	667	1,156
Income taxes	—	—
Noncash investing activities:
Loans transferred to foreclosed assets	1,040	698

See accompanying notes to condensed consolidated financial statements.

MONARCH COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year period.

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

The allowance also consists of general and unallocated components. The general component covers non-classified loans and is based on historical loss experience. Actual losses, which cover an eighteen month historical period, are carried at a weighted average with the most recent nine months weighted 60% and the later weighted 40%. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. Management estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions, and economic trends.

As of June 30, 2013 the residential loan historical loss ratios were increased by .08% to 1.39% based on the particular segment. Multi-family real estate loan historical loss ratios were increased by .32% to 1.32%. All other commercial real estate loan historical loss ratios were increased 1.22% to 1.32%. Construction loan historical loss ratios were increased by .04% to .50%, consumer loan historical loss ratios by .50% to .60% and commercial and industrial loan historical loss ratios by .04% to .50%. As of June 30, 2013, 20% of the allowance for loan loss reserve was attributable to adjustments to the loss factors. Adjustments were made to the loss factors in the second quarter of 2013 largely due to the segmentation of loans classified as special mention and substandard (but not impaired) in several categories of the loan portfolio. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

The unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

RECLASSIFICATIONS

Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

NOTE 2—SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	$5,797	$41	$(9)	$5,829
U.S. government agency obligations	2,004	4	(31)	1,977
Mortgage-backed securities	500	31		531
Obligations of states and political subdivisions	2,563	—	(45)	2,518

Total available-for-sale securities	$10,864	$76	$(85)	$10,855

Held-to-maturity securities:
Certificates of Deposit	$1,984	$—	$—	$1,984

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-sale securities:
Collateralized Mortgage obligations	$6,586	$113	$—	$6,699
U.S. government agency obligations	2,007	24	—	2,031
Mortgage-backed securities	609	44		653
Obligations of states and political subdivisions	660	4	—	664

Total available-for-sale securities	$9,862	$185	$—	$10,047

Held-to-maturity securities:
Certificates of Deposit	$1,981	$—	$—	$1,981

Proceeds from sales of securities available for sale were $80,000 for the six months ended June 30, 2013 and $0 for 2012.

The amortized cost and fair value of securities available for sale at June 30, 2013 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	June 30, 2013
	Held to Maturity Securities		Available for Sale Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due in one year or less	$744	$744	$—	$—
Due from one to five years	1,240	1,240	2,372	2,345
Due from five to ten years	—	—	2,195	2,150
Due after ten years	—	—	—	—

Total	$1,984	$1,984	4,567	4,495

Mortgage-backed securities			500	531

CMO Securities			5,797	5,829

Total available-for-sale securities			$10,864	$10,855

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

Management determined that there were no securities with OTTI at June 30, 2013.

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by the investment category and length of time that individual securities have been in a continuous unrealized loss position. As of June 30, 2013 10 securities were in a loss position.

	Less than 12 Months		12 Months or More		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage obligations	$1,144	$(9)	$—	$—	$1,144	$(9)
U.S. government agency obligations	967	(31)	—	—	967	(31)
Obligations of states and political subdivisions	2,518	(45)	—	—	2,518	(45)

Total available-for-sale securities	$4,629	$(85)	$—	$—	$4,629	$(85)

NOTE 3—EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data). The June 30, 2013 numbers reflect a one-for-five reverse stock split effective May 28, 2013.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Basic earnings per share
Numerator:
Net income	$(824)	$(274)	$(1,152)	$(675)
Dividends and amortization of discount on preferred stock	105	98	204	198

Net (Loss) allocated to common stock	(929)	(372)	(1,356)	(873)

Denominator:
Weighted average common shares outstanding	410	410	410	410
Less: Average unallocated ESOP shares	(37)	(46)	(37)	(46)
Less: Average non-vested RRP shares	—	—	—	—

Weighted average common shares outstanding for basic earnings (loss) per share	373	364	373	364

Basic earnings (loss) per share	(2.49)	(1.02)	(3.64)	(2.40)

Diluted earnings per share
Numerator:
Net (Loss) allocated to common stock	(929)	(372)	(1,356)	(873)

Denominator:
Weighted average common shares outstanding for basic earnings per share	373	364	373	364
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—

Weighted average common shares and dilutive potential common shares outstanding	373	364	373	364

Diluted earnings (loss) per share	$(2.49)	$(1.02)	$(3.64)	$(2.40)

NOTE 4—FAIR VALUE MEASUREMENTS

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013, and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$5,829	$—	$5,829
U.S. government agency obligations	—	1,977	—	1,977
Mortgage-backed securities	—	531	—	531
Obligations of states and political subdivisions	—	2,518	—	2,518

	$—	$10,855	$—	$10,855

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$6,699	$—	$6,699
U.S. government agency obligations	—	2,031	—	2,031
Mortgage-backed securities	—	653	—	653
Obligations of states and political subdivisions	—	664	—	664

	$—	$10,047	$—	$10,047

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2013 and 2012 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2013 and 2012 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	11,603	—	—	11,603
Foreclosed Assets	573	—	—	573

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	13,347	—	—	13,347
Foreclosed Assets	1,244	—	—	1,244

The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a specific reserve is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals obtained at least annually) and discounted based on internal loan to value limits which typically range from 50% to 80% based on the collateral. Management reviews the impaired loans no less than quarterly for potential additional impairment and when there is little prospect of collecting principal or interest, loans or portions thereof may be charged off to the allowance for loan losses. Losses are recognized in the period a debt becomes uncollectible. The recognition of a loss does not mean that the loan has no recovery or salvage value, but rather it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the six months ended June 30, 2013 the Company charged off $31,000 of impaired loans to the allowance for loan losses. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 6).

Foreclosed assets, which include real estate owned and real estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of June 30, 2013 the Company held $573,000 in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $1.2 million in foreclosed assets as of December 31, 2012. No assets were redeemed by borrowers in 2012 or in the first six months of 2013.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of June 30, 2013 and December 31, 2012. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	June 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$36,354	$36,354	$—	$—	$36,354
Securities—Held to maturity	1,984	—	1,984	—	1,984
Securities—Available for sale	10,855	—	10,855	—	10,855
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	121,108	—	—	126,101	126,101

Liabilities:
Deposits	166,442	—	167,553		167,553
Federal Home Loan Bank advances	$7,059	$—	$7,099		$7,099

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$28,744	$28,744	$—	$—	$28,744
Securities—Held to maturity	1,981	—	1,981	—	1,981
Securities—Available for sale	10,047	—	10,047	—	10,047
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	130,045	—	—	134,944	134,944

Liabilities:
Deposits	169,460	—	171,129	—	171,129
Federal Home Loan Bank advances	$7,059	$—	$7,194	$—	$7,194

NOTE 5—LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$63,837	52.09	$69,043	52.60
Multi-family	1,860	1.52	1,183	0.90
Commercial	44,105	36.00	43,952	35.03
Construction or development	2,504	2.04	3,446	1.08

Total real estate loans	112,306	91.65	117,624	89.61
Other loans:
Consumer loans:
Home equity	6,917	5.65	8,058	6.14
Other	1,636	1.34	1,885	1.43

Total consumer loans	8,553	6.99	9,943	7.57
Commercial Business Loans	1,662	1.36	3,709	2.82

Total other loans	10,215	8.35	13,652	10.39

Total Loans	122,521	100.00%	131,276	100.00%

Allowance for loan losses	2,744		3,035
Less: Net deferred loan fees	236		241

Total Loans, net	$119,541		$128,000

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$—	$—	$118	$118	$1,544	$1,662
Commercial Real Estate:
Multi-family	—	—	—	—	1,860	1,860
Commercial Real Estate—other	117	210	67	394	43,711	44,105
Consumer:
Consumer—Helocs and other	149	32	262	443	8,110	8,553
Residential:
Residential—prime	861	766	549	2,176	48,066	50,242
Residential—subprime	592	283	58	933	12,662	13,595
Construction:
Construction—prime	—	—	—	—	2,504	2,504
Construction—subprime	—	—	—	—	—	—

Total	$1,719	$1,291	$1,054	$4,064	$118,457	$122,521

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans
Commercial	$197	$—	$120	$317	$3,392	$3,709
Commercial Real Estate:
Multi-family	450	—	—	450	733	1,183
Commercial Real Estate—other	—	—	1,560	1,560	42,392	43,952
Consumer:
Consumer—Helocs and other	184	7	10	201	9,742	9,943
Residential:
Residential—prime	993	619	203	1,815	52,856	54,671
Residential—subprime	702	236	113	1,051	13,321	14,372
Construction:
Construction—prime	98	—	—	98	2,880	2,978
Construction—subprime	—	—	—	—	468	468

Total	$2,624	$862	$2,006	$5,492	$125,784	$131,276

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

The following table represents the risk category of loans by class based on the analysis performed as of June 30, 2013 and December 31, 2012 (in thousands):

		June 30, 2013
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0	$—	$29	$307
1-2	—	—	512
3	308	373	5,997
4	908	1,008	23,997
5	52	—	6,630
6	394	450	6,662
7	—	—	—

Total	$1,662	$1,860	$44,105

		December 31, 2012
	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0	$—	$31	$314
1-2	—	—	6
3	521	—	2,890
4	2,610	601	24,564
5	163	101	2,135
6	415	450	14,043
7	—	—	—

Total	$3,709	$1,183	$43,952

For consumer residential real estate, and consumer loans, the Company also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Residential-Prime	Residential-Subprime
Grade
Pass	$48,201	$12,711
Substandard	2,041	884

Total	$50,242	$13,595

		Consumer -Helocs and other
Performing		$8,100
Nonperforming		453

Total		$8,553

		Construction
Performing		$2,504
Nonperforming		—

Total		$2,504

	December 31, 2012
	Residential-Prime	Residential-Subprime
Grade
Pass	$52,980	$13,325
Substandard	1,691	1,047

Total	$54,671	$14,372

		Consumer -Helocs and other
Performing		$9,641
Nonperforming		302

Total		$9,943

		Construction
Performing		$3,348
Nonperforming		98

Total		$3,446

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012 (in thousands).

June 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$301	$376	$—
Commercial Real Estate:
Commercial Real Estate—Multi-family	—	—	—
Commercial Real Estate—other	9,209	14,293	—
Consumer:
Consumer—Helocs and other	—	—	—
Residential:
Residential—prime	81	94	—
Residential—subprime	—	—	—
Construction:
Construction—prime	—	—	—
Construction—subprime	—	—	—
With an allowance recorded:
Commercial	—	—	—
Commercial Real Estate:
Commercial Real Estate—Multi-family	450	464	71
Commercial Real Estate—other	93	93	9
Consumer:
Consumer—Helocs and others	—	—	—
Residential:
Residential—prime	1,653	1,678	359
Residential—subprime	—	—	—
Construction:
Construction—prime	293	293	38
Construction—subprime	—	—	—

Total
Commercial	$10,346	$15,519	$118

Consumer	$—	$—	$—

Residential	$1,734	$1,772	$359

December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$315	$382	$—
Commercial Real Estate:
Commercial Real Estate—Multi-family	—	—	—
Commercial Real Estate—other	10,724	16,429	—
Consumer:
Consumer—Helocs and others	—	—	—
Residential:
Residential—prime	62	78	—
Residential—subprime	—	—	—
Construction:
Construction—prime	—	—	—
Construction—subprime	—	—	—
With an allowance recorded:
Commercial	50	50	5
Commercial Real Estate:
Commercial Real Estate—Multi-family	450	464	71
Commercial Real Estate—other	107	107	25
Consumer:
Consumer—Helocs and others	—	—	—
Residential:
Residential—prime	1,790	1,820	313
Residential—subprime	—	—	—
Construction:
Construction—prime	301	301	38
Construction—subprime	—	—	—

Total
Commercial	$11,947	$17,733	$139

Consumer	$—	$—	$—

Residential	$1,852	$1,898	$313

The following table presents loans individually evaluated for impairment by class of loans for the three months ended June 30, 2013 and June 30, 2012 (in thousands).

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$377	$—	$499	$—
Commercial Real Estate:
Commercial Real Estate—Multi-family	—	—	—	—
Commercial Real Estate—other	14,307	159	15,128	53
Consumer:
Consumer—Helocs and other	—	—	—	—
Residential:
Residential—prime	94	—	548	6
Residential—subprime	—	—	—	—
With an allowance recorded:
Commercial	49	—	3	—
Commercial Real Estate:
Commercial Real Estate—Multi-family	464	6	464	5
Commercial Real Estate—other	94	—	1,828	—
Consumer:
Consumer—Helocs and others	—	—	—	—
Residential:
Residential—prime	1,633	6	225	—
Residential—subprime	—	—	—	—
Construction:
Construction—prime	294	3	310	3
Construction—subprime	—	—	—	—

Total
Commercial	$15,585	$168	$18,232	$61

Consumer	$—	$—	$—	$—

Residential	$1,727	$6	$773	$6

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2013 and June 30, 2012 (in thousands).

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$377	$—	$499	$—
Commercial Real Estate:
Commercial Real Estate—Multi-family	—	—	—	—
Commercial Real Estate—other	14,334	315	15,195	106
Consumer:
Consumer—Helocs and other	—	—	—	—
Residential:
Residential—prime	95	—	545	12
Residential—subprime	—	—	—	—
With an allowance recorded:
Commercial	49	1	4	—
Commercial Real Estate:
Commercial Real Estate—Multi-family	464	11	465	11
Commercial Real Estate—other	100	—	1,829	—
Consumer:
Consumer—Helocs and others	—	—	—	—
Residential:
Residential—prime	1,662	13	227	—
Residential—subprime	—	—	—	—
Construction:
Construction—prime	296	6	312	6
Construction—subprime	—	—	—	—

Total
Commercial	$15,620	$333	$18,304	$123

Consumer	$—	$—	$—	$—

Residential	$1,757	$13	$772	$12

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents, by class, the recorded investment in loans and leases on non-accrual status as of June 30, 2013 and December 31, 2012.

Financing Receivables on Nonaccrual Status

June 30, 2013
Commercial	$301
Commercial real estate:
Commercial Real Estate—multi-family	—
Commercial Real Estate—other	424
Consumer:
Consumer—Helocs and other	262
Residential:
Residential—prime	1,777
Residential—subprime	228
Construction
Construction—prime	—
Construction—subprime	—

Total	$2,992

Financing Receivables on Nonaccrual Status

December 31, 2012
Commercial	$316
Commercial real estate:
Commercial Real Estate—multi-family	—
Commercial Real Estate—other	5,008
Consumer:
Consumer—Helocs and other	9
Residential:
Residential—prime	2,108
Residential—subprime	329
Construction
Construction—prime	—
Construction—subprime	—

Total	$7,770

Loans in which the Bank elects to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and are formally restructured due to the weakening credit status of a borrower are reported as troubled debt restructure ( TDR). All other modifications in which the new terms are at current market conditions and are granted to clients due to competitive pressures and because of the customer’s favorable past and current performance and credit risk do not constitute a TDR loan and are not monitored.

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of June 30, 2013 there have been no loans in which the TDR designation has been removed. We do not have any additional outstanding commitments to borrowers with loans classified as TDR loans.

The following table represents the modifications completed during the three months ended June 30, 2013.

Modifications

Three Months Ended June 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate—multi-family	—	—	—
Commercial Real Estate—other	—	—	—
Consumer:
Consumer—Heloc and other	—	—	—
Residential:
Residential—prime	5	806	805
Residential—subprime	3	113	113
Construction
Construction—prime	—	—	—
Construction—subprime	—	—	—

Total	8	$919	$918

Modifications Three Months Ended June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	50	50
Commercial real estate:
Commercial Real Estate—multi-family	—	—	—
Commercial Real Estate—other	—	—	—
Consumer:
Consumer—Heloc and other	—	—	—
Residential:
Residential—prime	3	306	307
Residential—subprime	—	—	—
Construction
Construction—prime	—	—	—
Construction—subprime	—	—	—

Total	4	$356	$357

The following table represents the modifications completed during the six months ended June 20, 2013.

Modifications
Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate—multi-family	—	—	—
Commercial Real Estate—other	1	212	212
Consumer:
Consumer—Heloc and other	—	—	—
Residential:
Residential—prime	6	861	860
Residential—subprime	5	217	217
Construction
Construction—prime	—	—	—
Construction—subprime	—	—	—

Total	12	$1,290	$1,289

Modifications
Six Months Ended June 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	50	50
Commercial real estate:
Commercial Real Estate—multi-family	—	—	—
Commercial Real Estate—other	—	—	—
Consumer:
Consumer—Heloc and other	—	—	—
Residential:
Residential—prime	6	852	865
Residential—subprime	—	—	—
Construction
Construction—prime	—	—	—
Construction—subprime	—	—	—

Total	7	$902	$915

Troubled debt restructured loans which had payment defaults during the three months ended June 30, 2013 and 2012, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

Modifications That

Subsequently Defaulted

Three Months Ended June 30, 2013

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate—multi-family	—	—
Commercial Real Estate—other	—	—
Consumer:
Consumer—Heloc and other	—	—
Residential:
Residential—prime	—	—
Residential—subprime	—	—
Construction
Construction—prime	—	—
Construction—subprime	—	—

	—	$—

Modifications That

Subsequently Defaulted

Three Months Ended June 30, 2012

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate—multi-family	—	—
Commercial Real Estate—other	—	—
Consumer:
Consumer—Heloc and other	1	2
Residential:
Residential—prime	—	—
Residential—subprime	—	—
Construction
Construction—prime	—	—
Construction—subprime	—	—

	1	$2

Troubled debt restructured loans which had payment defaults during the six months ended June 30, 2013 and 2012, segregated by class, are shown in the table below.

Modifications That

Subsequently Defaulted

Six Months Ended June 30, 2013

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate—multi-family	—	—
Commercial Real Estate—other	1	212
Consumer:
Consumer—Heloc and other	—	—
Residential:
Residential—prime	—	—
Residential—subprime	—	—
Construction
Construction—prime	—	—
Construction—subprime	—	—

	1	$212

Modifications That

Subsequently Defaulted

Six Months Ended June 30, 2012

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate—multi-family	—	—
Commercial Real Estate—other	—	—
Consumer:
Consumer—Heloc and other	1	2
Residential:
Residential—prime	2	98
Residential—subprime	—	—
Construction
Construction—prime	—	—
Construction—subprime	—	—

	3	$100

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

NOTE 6—ALLOWANCE FOR LOAN LOSSES

Analysis related to the allowance for credit losses (in thousands) for the three months ended June 30, 2013 and 2012 is as follows:

For the Three Months Ended June 30, 2013

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$14	$599	$82	$210	$1,176	$512	$52	$2,645
Charge-Offs	—	—	—	(127)	(131)	(114)	—	(372)
Recoveries	—	5	—	42	33	4	—	84
Provision	(5)	(5)	(6)	64	279	61	(1)	387

Ending Balance	9	599	76	189	1,357	463	51	2,744

Ending Balance: individually evaluated for impairment	—	9	71	—	359	—	38	477

Ending Balance: collectively evaluated for impairment	$9	$590	$5	$189	$998	$463	$13	$2,267

For the Three Months Ended June 30, 2012

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$35	$1,384	$74	$205	$1,629	$679	$55	$4,061
Charge-Offs	—	(40)	—	(80)	(257)	(47)	—	(424)
Recoveries	—	18	—	69	15	3	—	105
Provision	(18)	(429)	54	29	283	72	33	24

Ending Balance	17	933	128	223	1,670	707	88	3,766

Ending Balance: individually evaluated for impairment	—	96	51	—	131	—	28	306

Ending Balance: collectively evaluated for impairment	$17	$837	$77	$223	$1,539	$707	$60	$3,460

Analysis related to the allowance for credit losses (in thousands) for the six months ended June 30, 2013 and 2012 is as follows:

For the Six Months Ended June 30, 2013

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$12	$695	$81	$230	$1,444	$521	$52	$3,035
Charge-Offs	—	(121)	—	(217)	(408)	(123)	—	(869)
Recoveries	2	30	1	112	42	4	—	191
Provision	(5)	(5)	(6)	64	279	61	(1)	387

Ending Balance	9	599	76	189	1,357	463	51	2,744

Ending Balance: individually evaluated for impairment	—	9	71	—	359	—	38	477

Ending Balance: collectively evaluated for impairment	$9	$590	$5	$189	$998	$463	$13	$2,267

For the Six Months Ended June 30, 2012

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$45	$1,262	$45	$259	$2,280	$664	$101	$4,656
Charge-Offs	—	(212)	—	(137)	(655)	(122)	—	(1,126)
Recoveries	3	32	—	127	19	3	—	184
Provision	(31)	(149)	83	(26)	26	162	(13)	52

Ending Balance	17	933	128	223	1,670	707	88	3,766

Ending Balance: individually evaluated for impairment	—	96	51	—	131	—	28	306

Ending Balance: collectively evaluated for impairment	$17	$837	$77	$223	$1,539	$707	$60	$3,460

The allowance for loan losses was $2.7 million at June 30, 2013 representing 2.3% of total loans, compared to $3.0 million at December 31, 2012 or 2.37% of total loans. The allowance for loan losses to non-performing loans ratio was 91.7% at June 30, 2013 compared to 39.1% at December 31, 2012. At June 30, 2013 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for loans (in thousands) for the six months ended June 30, 2013 and December 31, 2012 is as follows:

As of

June 30, 2013

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
LOANS:
Ending Balance	$1,662	$44,105	$1,860	$8,553	$50,242	$13,595	$2,504	$122,521

Ending Balance: individually evaluated for impairment	350	9,302	450	—	1,685	—	293	12,080

Ending Balance: collectively evaluated for impairment	$1,312	$34,803	$1,410	$8,553	$48,557	$13,595	$2,211	$110,441

As of

December 31, 2012

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total
LOANS:
Ending Balance	$3,709	$43,952	$1,183	$9,943	$54,671	$14,372	$3,446	$131,276

Ending Balance: individually evaluated for impairment	365	10,831	450	—	1,852	—	301	13,799

Ending Balance: collectively evaluated for impairment	$3,344	$33,121	$733	$9,943	$52,819	$14,372	$3,145	$117,477

The Company’s charge-off policy which meets regulatory minimums has not required any revisions during the second quarter of 2013. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met.

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

Income Taxes—Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, with the exception of fully raising our capital levels to the required levels. Management continues to work toward the achievement of the required capital levels through the commencement of a $16.5 million capital raise co-managed by two well-respected investment banking firms and approval by the U.S. Department of Treasury of a 55.0% discount on the repayment of the $6.785 million in TARP funds owed by Monarch Community Bancorp, Inc., pending successful completion of our capital raise.

Management continues to focus on the improvement of credit quality at the Bank, and has completed four comprehensive external loan reviews over the last thirty six months, with no recommendations for additional loan loss provisions or charge-offs, and no identification of material weaknesses in the credit approval or administration processes. Likewise, the Bank retained the services of Rehmann Consulting to conduct the Bank’s internal audit function, a task which had previously been performed by a Bank employee. Since retaining Rehmann, the firm has performed two annual comprehensive internal audits and has found no material weaknesses in the Bank’s policies and procedures.

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from $9.0 million at December 31, 2012 to $3.6 million at June 30, 2013. This constitutes a 60% drop in non-performing assets over a 6 month period.

While continuing the focus on the reduction in problem loans, the Bank has also pursued the development of additional sources of fee income. Since January of 2011, the Bank has opened nine loan production offices throughout Michigan and Indiana, three of which now house commercial lenders. The establishment of these offices provides a geographic dispersion of risk, and places us in markets with demographics that support or growth plans.

Improved growth and profitability will be derived from the following ongoing initiatives:

1. The reduction in non-performing assets and classified loans. As demonstrated in the aforementioned data, non-performing assets have declined significantly over the past 6 months. Our intent is to continue our disciplined, aggressive approach to further reducing non-performing and classified loans.

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

FINANCIAL CONDITION

Summary

Our total assets decreased by $4.6 million, or 2.4%, to $185.7 million at June 30, 2013 compared to $190.3 million at December 31, 2012. Loans, excluding loans held for sale, totaled $119.5 million at June 30, 2013, down 6.6% from $128.0 million at December 31, 2012.

Securities

Securities increased to $10.9 million at June 30, 2013 compared to $10.0 million at December 31, 2012. The increase was attributable to purchases of $2.9 million in taxable municipal investments and U.S agency securities, purchased to offset maturities and paydowns totaling $1.9 million. The yield on investment securities has decreased to 2.14% during the six months ended June 30, 2013 from 2.23% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio decreased by $8.5 million, or 6.6%, from $128.0 million at December 31, 2012 to $119.5 million at June 30, 2013. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$63,837	52.09	$69,043	52.60
Multi-family	1,860	1.52	1,183	0.90
Commercial	44,105	36.00	43,952	35.03
Construction or development	2,504	2.04	3,446	1.08

Total real estate loans	112,306	91.65	117,624	89.61
Other loans:
Consumer loans:
Home equity	6,917	5.65	8,058	6.14
Other	1,636	1.34	1,885	1.43

Total consumer loans	8,553	6.99	9,943	7.57
Commercial Business Loans	1,662	1.36	3,709	2.82

Total other loans	10,215	8.35	13,652	10.39

Total Loans	122,521	100.00%	131,276	100.00%

One-to-four family loans decreased $5.2 million from year end 2012 as a result of the Bank’s continued strategy to sell a greater portion of new one- to-four family loan originations. Commercial real estate loans including multi-family loans decreased $830,000 million or 1.84%.

The allowance for loan losses was $2.7 million at June 30, 2013 compared to $3.0 million at December 31, 2012, a decrease of $300,000. Net charge offs totaled $287,000 compared to $320,000 for the same period a year ago. Net charge offs year to date consisted of primarily one-to-four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits decreased $3.0 million, or 1.8%, from $169.5 million at December 31, 2012 to $166.4 million at June 30, 2013. The decline in deposits included decreases of $8.8 million in certificates of deposits offset by increases in demand deposits of $2.2 million and savings accounts, interest bearing accounts and money markets $3.6 million.

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

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances remain unchanged at $7.1 million as of June 30, 2013. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $9.0 million at June 30, 2013 compared to $10.5 million at December 31, 2012. This represents 4.84% and 5.50% of total assets at June 30, 2013 and December 31, 2012, respectively. Decreases in equity for the six months ended June 30, 2013 included net losses of $1.1 million and $199,000 in accrued dividend payments and accrued interest on dividend payments on the Preferred Stock. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At June 30, 2013 the dividend payable to the Treasury Department totaled $1.3 million. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock, (see further discussion under “Capital Resources”).

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses decreased $137,000 for the quarter ended June 30, 2013 compared to the same period in 2012.

The net interest margin for the second quarter of 2012 increased 8 basis points to 3.39% compared to 3.31% for the same period in 2012. The improvement in the margin is largely due to reduction in wholesale funding as management continues to actively monitor its deposit base and borrowing. The Bank has focused on repaying Federal Home Loan Bank Advances and allowing Brokered Certificates of Deposit to mature. The net interest margin for the six months ended June 30, 2013 increased 13 basis points to 3.47% compared to 3.34% for the same period in 2012.

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

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$36,221	$30	0.17%	$30,272	$30	0.20%
Investment securities	9,911	105	2.14	12,755	142	2.23
Other securities	5,445	59	2.19	5,320	47	1.77
Loans receivable	125,723	3,592	5.76	150,095	4,291	5.73

Total earning assets	177,300	3,786	4.31	198,442	4,510	4.56

Demand and NOW Accounts	47,418	4	0.02	49,084	4	0.02
Money market accounts	35,062	19	0.11	35,644	63	0.35
Savings accounts	24,126	6	0.05	22,222	10	0.09
Certificates of deposit	62,040	533	1.73	75,617	737	1.95
Federal Home Loan Bank Advances	7,018	145	4.17	16,971	384	4.54

Total interest bearing liabilities	$175,664	$707	0.81	$199,538	$1,198	1.20

Net interest income		$3,079			$3,312

Net interest spread			3.49%			3.35%

Net interest margin			3.47%			3.34%

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

	Six Months Ended June 31, 2013 vs. 2012
	Increase (Decrease) Due to			Total Increase (Decrease)
	Rate	Volume	Mix
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$(10)	$12	(2)	—
Investment securities	$(12)	$(64)	39	(37)
Other securities	$22	$2	(12)	12
Loans receivable	$42	$(1,397)	656	(699)

Total interest-earning assets	$42	$(1,447)	$681	$(724)

Interest-bearing liabilities
Demand and NOW accounts	$0	$1	(1)	—
Money market accounts	$(87)	$(2)	45	(44)
Savings accounts	$(9)	$2	3	(4)
Certificates of deposit	$(168)	$(265)	229	(204)
Federal Home Loan Bank advances	$(63)	$(452)	276	(239)

Total interest-bearing liabilities	$(327)	$(716)	$552	$(491)

Net interest income				$(233)

Provision for Loan Losses

The provision for loan losses was $387,000 in the second quarter of 2013 compared to $24,000 for the second quarter of 2012. The provision was required mainly to cover charge off activity in the second quarter of 2013. The booking of a lower provision for the same quarter in 2012 was due to the availability of excess, unallocated reserves that became available because of a drop in historical loss ratios. The drop in historical ratios reflects the migration by the Bank from a rolling eight quarter calculation of historical loss ratios to a rolling six quarter calculation. The Company continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $3.0 million as of June 30, 2013, decreasing from $7.8 million at December 31, 2012. Net charge offs for the six months ended June 30, 2013 were $677,000 compared to $942,000 for the same period in 2012. The provision for loan losses was $387,000 in the six months ended June 2013 compared to $52,000 for the same period a year ago.

Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $9.0 million at the end of 2012 to $3.6 million as of June 30, 2013. The following table presents non-performing assets and certain asset quality ratios at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
		(In thousands)
Non-performing loans	$2,992	$7,770
Real estate in judgement	242	434
Foreclosed and repossessed assets	331	810

Total non-performing assets	$3,565	$9,014

Non-performing loans to net loans	2.50%	6.07%
Non-performing assets to total assets	1.92%	4.74%
Allowance for loan losses to non-performing loans	91.70%	39.10%
Allowance for loan losses to net loans receivable	2.30%	2.37%

Non-interest Income

Non-interest income for the quarter ended June 30, 2013 increased $123,000, or 10.6%, from $1.2 million to $1.3 million compared to the same period a year ago. This increase was largely attributable to an increase in the gain on sale of loans which is a result of growing loan volume from the new residential loan production offices.

Net gain on sale of loans increased $131,000 for the quarter ended June 30, 2013 from $385,000 to $516,000 compared to the same period a year ago. The increase is largely due to the increase in one-to-four family residential mortgage refinancing activity.

Fees and Service charges increased $33,000 for the quarter ended June 30, 2013 compared to the same period a year ago primarily due to an increase in income associated with brokered loans which increased $47,000 from $10,000 during the second quarter in 2012 to $57,000 in the second quarter of 2013. Fees from the overdraft protection program decreased $29,000 as of June 30, 2013 to $216,000 from $245,000 for the same period a year ago. Management expects income from this program to be less in 2013 than in 2012 due to the regulatory changes that became effective August 15, 2010 with the amendment to Regulation E and the need for customers to “opt in” to the Overdraft Program.

Other income, including loan servicing fees and net gain on Sale of Securities, decreased $41,000 for the three months ended June 30, 2013 compared to a year ago.

Non-interest income for the six months ended June 30, 2013 increased $500,000, or 25%, from $2.0 million to $2.5 million compared to the same period a year ago. This is mainly attributable to an increase in gain on sale of loans.

Net gain on sale of loans increased $463,000 for the six months ended June 30, 2013 from $673,000 to $1.1 million compared to the same period a year ago. Fees and Service charges increased $41,000 for the six months ended June 30, 2013 compared to the same period a year ago primarily due to an increase in income associated with brokered loans. Other income decreased $5,000 for the six months ended June 30, 2013 compared to a year ago.

Non-interest Expense

Noninterest expense increased $135,000 for the quarter ended June 30, 2013 compared to the same period a year ago. Salaries and employee benefits increased $171,000. The increase in personnel expense was primarily attributable to the addition of loan originators for new offices opened. Data processing expense increased $27,000. Other general and administrative expenses increased $41,000 due to increases in costs for the additional staff such has training, travel and lodging and meals and entertainment associated with business development. Foreclosed property expense decreased $70,000 during the second quarter of 2013 mainly due to the lower level of foreclosed properties maintained by the Bank. All other expenses decreased $34,000.

Noninterest expense increased $371,000 for the six months ended June 30, 2013 compared to the same period a year ago. Salaries and employee benefits increased $477,000. Occupancy expense increased $59,000 due to the additional offices opened. Other general and administrative expenses increased $56,000 year over year largely due reasons mentioned previously. All other expenses increased $27,000. Foreclosed property expense decreased $248,000, mainly due to continued efforts to aggressively dispose of properties.

Federal Income Tax Expense

A $198,000 tax benefit for the six months of 2013, primarily associated with the $1.1 million net losses before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. Tax expense of $38,000 was recognized during the quarter due to a write off of a small deferred tax asset remaining on the Balance sheet which had previously been offset by a tax liability associated with available for sale securities. A significant component of income tax expense is made up of general tax credits generated each year. Our 2009 tax return is under audit; however there were no findings as of June 30, 2013.

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

At June 30, 2013, the Bank was considered “well capitalized” under regulatory guidelines. The Bank is subject to restrictions under FDIC which prohibit the Bank from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. These guidelines also subject the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2013 totaled $33.9 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At June 30, 2013 and based on current collateral levels, the Bank could borrow an additional $16.4 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $7.6 million during the six months ended June 30, 2013 compared to a $11.3 million increase for the same period in 2012. The primary sources of cash for the six months ended June 30, 2013 were $34.6 million in proceeds from the sale of mortgage loans, $1.9 million the sale and maturities of available-for-sale investment securities $8.2 million of principal loan collections in excess of loan originations compared to, $19.6 million in proceeds from the sale of mortgage loans, an increase in deposits of $9.4 million, $6.8 million of principal loan collections in excess of loan originations and $1.6 million in the sale and maturities of available-for-sale investment securities for the six months ended June 30, 2012.

The primary uses of cash for the six months ended June 30, 2013 were $34.0 million of mortgage loans originated for sale, $3.0 million in purchases of available for sale securities and a decrease in deposits of $3.0 million compared to $19.7 million of mortgage loans originated for sale, $8.0 million in repayment of FHLB advances and $2.0 million in purchases of available for sale securities.

Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in principal outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. By taking this action, the Corporation saves approximately $339,250 in annual cash payments.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2013, the aggregate contractual obligations and commitments are:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Certificates of deposit	$58,425	$33,944	$19,641	$4,840	$—
FHLB advances	7,059	7,059	—	—	—

Total	$65,484	$41,003	$19,641	$4,840	$—

	Amount of commitment expiration per period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(Dollars in Thousands)
Commitments to grant loans	$6,219	$6,219	$—	$—	$—
Unfunded commitments under HELOCs	6,828	880	1,501	1,567	2,880
Unfunded commitments under Construction loans	602	583	19	—	—
Unfunded commitments under Commercial LOCs	219	152	67	—	—
Letters of credit	—	—	—	—	—

Total	$13,868	$7,834	$1,587	$1,567	$2,880

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of June 30, 2013 were as follows: Tier 1 leverage ratio 5.58%, Tier 1 risk-based capital ratio 9.20%; and total risk-based capital 10.47%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At June 30, 2013, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 2 to the Corporation’s financial statements included in it’s Form 10-K for the year ended December 31, 2012 in connection with uncertainty about the Corporation’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCH COMMUNITY BANCORP, INC.

Date: August 12, 2013	By:	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2013	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.