Form 10-Q
period 2013-09-30
MONARCH COMMUNITY BANCORP INC
filed 2013-11-14
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013 or

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

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

Yes: ☐   No: ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At November 2, 2013, there were 410,147 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION

Item 1.     CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2013	2012
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$11,707	$8,978
Federal Home Loan Bank overnight time and other interest bearing deposits	12,289	19,766
Total cash and cash equivalents	23,996	28,744
Securities - Available for sale	10,375	10,047
Certificates of Deposit	1,984	1,981
Other securities	3,370	3,370
Loans held for sale	479	2,045
Loans, net	115,254	128,000
Foreclosed assets, net	810	1,244
Premises and equipment	3,897	3,980
Core deposit intangible	—	107
Accrued interest receivables and other assets	7,769	10,805
Total assets	$167,934	$190,323

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$19,341	$17,610
Interest bearing	136,972	151,850
Total deposits	156,313	169,460
Federal Home Loan Bank advances	59	7,059
Accrued expenses and other liabilities	3,370	3,337
Total liabilities	159,742	179,856

Stockholders' Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and 6,785 shares, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference, issued and outstanding as of September 30, 2013 and December 31, 2012	6,781	6,773
Common stock - $0.05 par value, 20,000,000 shares authorized, 410,147 shares issued and outstanding at September 30, 2013 and December 31, 2012 (Adjusted for 1:5 reverse stock on May 28, 2013)	20	20
Additional paid-in capital	20,994	20,994
Accumulated deficit	(19,185)	(17,075)
Accumulated other comprehensive income	(51)	122
Unearned stock compensation	(367)	(367)
Total stockholders' equity	8,192	10,467
Total liabilities and stockholders' equity	$167,934	$190,323

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$1,742	$2,003	$5,334	$6,294
Investment securities	81	93	245	282
Federal funds sold and overnight deposits	13	5	43	34
Total interest income	1,836	2,101	5,622	6,610
Interest Expense
Deposits	220	370	782	1,184
Federal Home Loan Bank advances	63	125	208	508
Total interest expense	283	495	990	1,692
Net Interest Income	1,553	1,606	4,632	4,918
Provision for Loan Losses	50	5	437	58
Net Interest Income After Provision for Loan Losses	1,503	1,601	4,195	4,860
Non-interest Income
Fees and service charges	401	437	1,228	1,283
Loan servicing fees	113	96	322	303
Net gain on sale of loans	410	477	1,624	1,170
Net gain on sale of securities	—	9	3	9
Other income	104	11	356	269
Total non-interest income	1,028	1,030	3,533	3,034
Non-interest Expense
Salaries and employee benefits	1,608	1,462	4,754	4,131
Occupancy and equipment	302	296	881	816
Data processing	207	224	687	677
Mortgage banking	100	108	337	321
Professional services	175	203	596	626
Amortization of core deposit intangible	36	35	106	106
NOW account processing	46	51	148	146
ATM/Debit card processing	60	79	176	222
Foreclosed property expense	119	213	323	666
Other general and administrative	525	473	1,481	1,371
Total non-interest expense	3,178	3,144	9,489	9,082
Income (Loss) - Before income taxes	(647)	(513)	(1,761)	(1,188)
Income Taxes	—	—	38	—
Net Loss	$(647)	$(513)	$(1,799)	$(1,188)
Dividends and amortization of discount on preferred stock	$107	$102	$311	$300
Net loss available to common stock	$(754)	$(615)	$(2,110)	$(1,488)
Comprehensive Loss
Net Loss	$(647)	$(513)	$(1,799)	$(1,188)
Change in unrealized gain (loss) on securities, net of tax	$(45)	$25	$(173)	$57
Less: reclassification adjustments for securities' gain realized in net income, net of taxes	$—	$—	$2	$—
Comprehensive Loss	$(692)	$(488)	$(1,970)	$(1,131)
Earnings (Loss) Per Share
Basic	$(1.87)	$(1.54)	$(5.24)	$(3.72)
Diluted	$(1.87)	$(1.54)	$(5.24)	$(3.72)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September, 30
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$(1,799)	$(1,188)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	801	802
Provision for loan losses	437	58
Write down on foreclosed assets	499	1,203
Gain on sale of foreclosed assets	(44)	(147)
Mortgage loans originated for sale	(45,201)	(34,955)
Proceeds from sale of mortgage loans	46,767	33,926
Gain on sale of available for sale securities	(3)	(9)
Gain on sale of mortgage loans	(1,624)	(1,170)
Net change in:
Deferred loan fees	(16)	(36)
Accrued interest receivable	59	(20)
Other assets	2,648	1,032
Accrued expenses and other liabilities	(70)	117
Net cash provided by (used in) operating activities	2,454	(387)
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(2,980)	(2,008)
Proceeds from sale of securities	80	254
Proceeds from maturities of securities	2,258	1,967
Activity in held to maturity securities:
Purchases	(248)	—
Proceeds from maturities of securities	245	—
Loan originations and principal collections, net	12,247	10,437
Proceeds from sale of foreclosed assets	1,562	3,038
Purchase of premises and equipment	(219)	(349)
Net cash provided by investing activities	12,945	13,339
Cash Flows From Financing Activities
Net increase in deposits	(13,147)	264
Dividends accrued on Preferred Stock	—	(300)
Repayment of FHLB advances	(7,000)	(13,000)
Net cash provided by financing activities	(20,147)	(13,036)
Net Increase (Decrease) in Cash and Cash Equivalents	(4,748)	(84)
Cash and Cash Equivalents - Beginning	28,744	24,111
Cash and Cash Equivalents - End	$23,996	$24,027
Supplemental Cash Flow Information:
Cash paid for:
Interest	922	1,638
Noncash investing activities:
Loans transferred to foreclosed assets	1,583	1,437

See accompanying notes to condensed consolidated financial statements.

MONARCH COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Monarch Community Bancorp, Inc. (the “Corporation”) was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the “Bank”), formerly known as Branch County Federal Savings and Loan Association. The Bank converted to a stock savings institution effective August 29, 2002. In connection with the conversion, the Corporation sold 2,314,375 shares of its common stock in a subscription offering. On May 28, 2013, the Corporation completed a one for five reverse split of its common stock.

Monarch Community Bank is headquartered in Coldwater, Michigan and operates five full service retail offices in Branch, Calhoun and Hillsdale Counties and nine loan production offices in Kalamazoo, Calhoun, Berrien, Ingham, Lenawee, Kent, Livingston and Jackson Counties in Michigan and one in Steuben County, Indiana. The Bank operates five full service offices. The Bank owns 100% of First Insurance Agency. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers. The Bank also owns a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units.

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

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year period.

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

As of September 30, 2013 the residential loan historical loss ratios were increased by .08% to 1.39% based on the particular segment. Multi-family real estate loan historical loss ratios were increased by .32% to 1.32%. All other commercial real estate loan historical loss ratios were increased 1.13% to 1.53%. Construction loan historical loss ratios were increased by .12% to .58%, consumer loan historical loss ratios by .50% to .60%, commercial and industrial loan historical loss ratios by .28% to 1.57% and home equity lines of credit historical loss ratios by .03% to 1.34%. As of September 30, 2013, 20% of the allowance for loan loss reserve was attributable to adjustments to the loss factors. Adjustments were made to the loss factors in the third quarter of 2013 largely due to the segmentation of loans classified as special mention and substandard (but not impaired) in several categories of the loan portfolio. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

The unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

RECLASSIFICATIONS

Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

September 30, 2013
Available-for-sale securities:
Collateralized Mortgage obligations	$5,416	$27	$(51)	$5,392
U.S. government agency obligations	2,004	9	(31)	1,982
Mortgage-backed securities	470	32		502
Obligations of states and political subdivisions	2,562	—	(63)	2,499
Total available-for-sale securities	$10,452	$68	$(145)	$10,375

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

December 31, 2012
Available-for-sale securities:
Collateralized Mortgage obligations	$6,586	$113	$—	$6,699
U.S. government agency obligations	2,007	24	—	2,031
Mortgage-backed securities	609	44		653
Obligations of states and political subdivisions	660	4	—	664
Total available-for-sale securities	$9,862	$185	$—	$10,047

Proceeds from sales of securities available for sale were $80,000 for the nine months ended September 30, 2013 and $254,000 for the nine months ended September 30, 2012. Gross realized gains were $3,301 and gross realized losses were $0 on the sales of investment securities for the nine months ended September 30, 2013 and gross realized gains were $9,459 and gross realized losses were $0 on the sales of investment securities for the nine months ended September 30, 2012.

The amortized cost and fair value of securities available for sale at September 30, 2013 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	September 30, 2013
	Available for Sale Securities
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)

Due in one year or less	$—	$—
Due from one to five years	2,372	2,364
Due from five to ten years	2,194	2,117
Due after ten years	—	—
Total	4,566	4,481
Mortgage-backed securities	470	502
CMO Securities	5,416	5,392
Total available-for-sale securities	$10,452	$10,375

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

Management determined that there were no securities with OTTI at September 30, 2013.

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by the investment category and length of time that individual securities have been in a continuous unrealized loss position. As of September 30, 2013 11 securities were in a loss position. There were no securities in an unrealized loss position at December 31, 2012.

	Less than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage obligations	$2,128	$(51)	$—	$—	$2,128	$(51)
U.S. government agency obligations	967	(31)	—	—	967	(31)
Obligations of states and political subdivisions	2,499	(63)	—	—	2,499	(63)
Total available-for-sale securities	$5,594	$(145)	$—	$—	$5,594	$(145)

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data). The share numbers reflect a one-for-five reverse stock split effective May 28, 2013.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic earnings per share
Numerator:
Net (Loss)	$(647)	$(513)	$(1,799)	$(1,188)
Dividends and amortization of discount on preferred stock	107	102	311	300
Net (Loss) allocated to common stock	(754)	(615)	(2,110)	(1,488)

Denominator:
Weighted average common shares outstanding	410	410	410	410
Less: Average unallocated ESOP shares	(7)	(9)	(7)	(9)
Less: Average non-vested RRP shares	—	—	—	—
Weighted average common shares outstanding for basic earnings (loss) per share	403	401	403	401
Basic earnings (loss) per share	(1.87)	(1.54)	(5.24)	(3.72)

Diluted earnings per share
Numerator:
Net (Loss) allocated to common stock	(754)	(615)	(2,110)	(1,488)

Denominator:
Weighted average common shares outstanding for basic earnings per share	403	401	403	401
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—
Weighted average common shares and dilutive potential common shares outstanding	403	401	403	401
Diluted earnings (loss) per share	$(1.87)	$(1.54)	$(5.24)	$(3.72)

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013, and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$5,392	$—	$5,392
U.S. government agency obligations	—	1,982	—	1,982
Mortgage-backed securities	—	502	—	502
Obligations of states and political subdivisions	—	2,499	—	2,499
	$—	$10,375	$—	$10,375

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$6,699	$—	$6,699
U.S. government agency obligations	—	2,031	—	2,031
Mortgage-backed securities	—	653	—	653
Obligations of states and political subdivisions	—	664	—	664
	$—	$10,047	$—	$10,047

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2013 and 2012 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2013 and 2012 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 (000s omitted):

	Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	10,645	—	—	10,645
Foreclosed Assets	810	—	—	810

	Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	13,347	—	—	13,347
Foreclosed Assets	1,244	—	—	1,244

The fair value of impaired loans is estimated using either discounted cash flows or collateral value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where a specific reserve is established based on the fair value of the collateral require classification in the fair value hierarchy. Impaired loans are categorized as level 3 assets because the values are based on available collateral (typically based on outside appraisals obtained at least annually) and discounted based on internal loan to value limits which typically range from 50% to 80% based on the collateral. Management reviews the impaired loans no less than quarterly for potential additional impairment and when there is little prospect of collecting principal or interest, loans or portions thereof may be charged off to the allowance for loan losses. Losses are recognized in the period a debt becomes uncollectible. The recognition of a loss does not mean that the loan has no recovery or salvage value, but rather it is not practical or desirable to defer writing off the loan even though a partial recovery may occur in the future. During the nine months ended September 30, 2013 the Corporation charged off $31,000 of impaired loans to the allowance for loan losses. The change in fair value of impaired loans is accounted for in the allowance for loan losses (see Note 6).

Foreclosed assets, which include real estate owned and real estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of September 30, 2013 the Corporation held 810,000 in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $1.2 million in foreclosed assets as of December 31, 2012. No assets were redeemed by borrowers in 2012 or in the first nine months of 2013.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of September 30, 2013 and December 31, 2012. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation's financial instruments are as follows (000s omitted):

	September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$23,996	$23,996	$—	$—	$23,996
Certificates of Deposit	1,984	—	1,984	—	1,984
Securities - Available for sale	10,375	—	10,375	—	10,375
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	115,733	—	—	120,135	120,135

Liabilities:
Deposits	156,313	—	157,116		157,116
Federal Home Loan Bank advances	$59	$—	$60		$60

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$28,744	$28,744	$—	$—	$28,744
Certificates of Deposit	1,981	—	1,981	—	1,981
Securities - Available for sale	10,047	—	10,047	—	10,047
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	130,045	—	—	134,944	134,944

Liabilities:
Deposits	169,460	—	171,129	—	171,129
Federal Home Loan Bank advances	$7,059	$—	$7,194	$—	$7,194

NOTE 5 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$61,101	51.57	$69,043	52.60
Multi-family	2,100	1.77	1,183	0.90
Commercial	43,085	36.37	43,952	35.03
Construction or development	2,490	2.10	3,446	1.08
Total real estate loans	108,776	91.81	117,624	89.61
Other loans:
Consumer loans:
Home equity	6,454	5.45	8,058	6.14
Other	1,556	1.31	1,885	1.43
Total consumer loans	8,010	6.76	9,943	7.57
Commercial Business Loans	1,691	1.43	3,709	2.82
Total other loans	9,701	8.19	13,652	10.39
Total Loans	118,477	100.00%	131,276	100.00%

Allowance for loan losses	2,994		3,035
Less: Net deferred loan fees	229		241
Total Loans, net	$115,254		$128,000

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$—	$—	$273	$273	$1,418	$1,691
Commercial Real Estate:
Multi-family	450	—	—	450	1,650	2,100
Commercial Real Estate - other	414	—	277	691	42,394	43,085
Consumer:
Consumer - Helocs and other	128	—	24	152	7,858	8,010
Residential:
Residential - prime	1,074	653	468	2,195	45,588	47,783
Residential - subprime	397	427	7	831	12,487	13,318
Construction:
Construction - prime	—	—	—	—	2,490	2,490
Construction - subprime	—	—	—	—	—	—
Total	$2,463	$1,080	$1,049	$4,592	$113,885	$118,477

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$197	$—	$120	$317	$3,392	$3,709
Commercial Real Estate:
Multi-family	450	—	—	450	733	1,183
Commercial Real Estate - other	—	—	1,560	1,560	42,392	43,952
Consumer:
Consumer - Helocs and other	184	7	10	201	9,742	9,943
Residential:
Residential - prime	993	619	203	1,815	52,856	54,671
Residential - subprime	702	236	113	1,051	13,321	14,372
Construction:
Construction - prime	98	—	—	98	2,880	2,978
Construction - subprime	—	—	—	—	468	468
Total	$2,624	$862	$2,006	$5,492	$125,784	$131,276

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

The following table represents the risk category of loans by class based on the analysis performed as of September 30, 2013 and December 31, 2012 (in thousands):

			September 30, 2013
Credit Rating		Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0		$—	$28	$312
1-2		—	—	493
3		236	778	7,060
4		1,042	844	22,999
5		50	—	8,787
6		363	450	3,434
7		—	—	—
	Total	$1,691	$2,100	$43,085

			December 31, 2012
		Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0		$—	$31	$314
1-2		—	—	6
3		521	—	2,890
4		2,610	601	24,564
5		163	101	2,135
6		415	450	14,043
7		—	—	—
	Total	$3,709	$1,183	$43,952

For consumer residential real estate, and consumer loans, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Residential - Prime	Residential - Subprime

Grade
Pass	$46,744	$12,990
Substandard	1,039	328
Total	$47,783	$13,318

		Consumer - Helocs and other
Performing		$7,903
Nonperforming		107
Total		$8,010

		Construction
Performing		$2,490
Nonperforming		—
Total		$2,490

	December 31, 2012
	Residential - Prime	Residential - Subprime
Grade

Pass	$54,026	$14,107
Substandard	645	265
Total	$54,671	$14,372

		Consumer - Helocs and other
Performing		$9,832
Nonperforming		111
Total		$9,943

		Construction
Performing		$3,428
Nonperforming		18
Total		$3,446

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012 (in thousands).

September 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$273	$350	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—
Commercial Real Estate - other	4,015	6,104	—
Consumer:
Consumer - Helocs and other	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	49	49	—
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	464	63
Commercial Real Estate - other	4,175	4,175	35
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,576	1,614	195
Residential - subprime	—	—	—
Construction:
Construction - prime	446	446	45
Construction - subprime	—	—	—
Total
Commercial	$9,408	$11,588	$143
Consumer	$—	$—	$—
Residential	$1,576	$1,614	$195

December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$315	$382	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—
Commercial Real Estate - other	10,724	16,429	—
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	62	78	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	50	50	5
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	464	71
Commercial Real Estate - other	107	107	25
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,790	1,820	313
Residential - subprime	—	—	—
Construction:
Construction - prime	301	301	38
Construction - subprime	—	—	—
Total
Commercial	$11,947	$17,733	$139
Consumer	$—	$—	$—
Residential	$1,852	$1,898	$313

The following table presents loans individually evaluated for impairment by class of loans for the three months ended September 30, 2013 and September 30, 2012 (in thousands).

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$358	$—	$386	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—	—
Commercial Real Estate - other	6,114	60	14,762	60
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	—	—	—	—
Residential - subprime	—	—	—	—

With an allowance recorded:
Commercial	49	1	53	1
Commercial Real Estate:
Commercial Real Estate - Multi-family	464	6	464	6
Commercial Real Estate - other	4,183	42	1,826	—
Consumer:
Consumer - Helocs and others	—	—	—	—
Residential:
Residential - prime	1,619	19	1,903	5
Residential - subprime	—	—	—	—
Construction:
Construction - prime	448	5	306	3
Construction - subprime	—	—	—	—
Total
Commercial	$11,616	$114	$17,797	$70
Consumer	$—	$—	$—	$—
Residential	$1,619	$19	$1,903	$5

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2013 and September 30, 2012 (in thousands).

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$371	$—	$390	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—	—
Commercial Real Estate - other	6,138	179	14,754	179
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	—	—	—	—
Residential - subprime	—	—	—	—

With an allowance recorded:
Commercial	49	2	54	2
Commercial Real Estate:
Commercial Real Estate - Multi-family	464	17	465	17
Commercial Real Estate - other	4,208	126	1,828	—
Consumer:
Consumer - Helocs and others	—	—	—	—
Residential:
Residential - prime	1,648	57	1,869	17
Residential - subprime	—	—	—	—
Construction:
Construction - prime	452	15	310	9
Construction - subprime	—	—	—	—
Total
Commercial	$11,682	$339	$17,801	$207
Consumer	$—	$—	$—	$—
Residential	$1,648	$57	$1,869	$17

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents, by class, the recorded investment in loans and leases on non-accrual status as of September 30, 2013 and December 31, 2012.

Loans on Nonaccrual Status

September 30, 2013
Commercial	$273
Commercial real estate:
Commercial Real Estate - multi-family	—
Commercial Real Estate - other	276
Consumer:
Consumer - Helocs and other	24
Residential:
Residential - prime	1,121
Residential - subprime	603
Construction
Construction - prime	—
Construction - subprime	—
Total	$2,297

Loans on Nonaccrual Status

December 31, 2012
Commercial	$316
Commercial real estate:
Commercial Real Estate - multi-family	—
Commercial Real Estate - other	5,008
Consumer:
Consumer - Helocs and other	9
Residential:
Residential - prime	2,108
Residential - subprime	329
Construction
Construction - prime	—
Construction - subprime	—
Total	$7,770

Loans in which the Bank elects to grant a concession, providing terms more favorable than those prevalent in the market (e.g., rate, amortization term), and are formally restructured due to the weakening credit status of a borrower are reported as troubled debt restructure (TDR). All other modifications in which the new terms are at current market conditions and are granted to clients due to competitive pressures and because of the customer’s favorable past and current performance and credit risk do not constitute a TDR loan and are not monitored.

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of September 30, 2013 there have been no loans in which the TDR designation has been removed.

The following table represents the modifications completed during the three months ended September 30, 2013 and 2012.

Modifications
Three Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	—	$—	$—

Modifications
Three Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction
Construction - prime	1	158	157
Construction - subprime	1	44	46
Total	2	$202	$203

The following table represents the modifications completed during the nine months ended September 30, 2013 and 2012.

	Modifications
	Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	1	212	212
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	6	861	860
Residential - subprime	5	217	217
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	12	$1,290	$1,289

	Modifications
	Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	50	50
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	6	862	865
Residential - subprime	—	—	—
Construction
Construction - prime	1	158	157
Construction - subprime	1	44	46
Total	9	$1,114	$1,118

Troubled debt restructured loans which had payment defaults during the three months ended September 30, 2013 and 2012, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

Modifications That Subsequently Defaulted
Three Months Ended September 30, 2013
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—
Commercial Real Estate - other	—	—
Consumer:
Consumer - Heloc and other	—	—
Residential:
Residential - prime	—	—
Residential - subprime	—	—
Construction
Construction - prime	—	—
Construction - subprime	—	—
	—	$—

	Modifications That Subsequently Defaulted
	Three Months Ended September 30, 2012
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—
Commercial Real Estate - other	1	2,534
Consumer:
Consumer - Heloc and other	3	54
Residential:
Residential - prime	2	143
Residential - subprime	8	350
Construction
Construction - prime	—	—
Construction - subprime	—	—
	14	$3,081

Troubled debt restructured loans which had payment defaults during the nine months ended September 30, 2013 and 2012, segregated by class, are shown in the table below.

Modifications That Subsequently Defaulted
Nine Months Ended September 30, 2013
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—
Commercial Real Estate - other	1	212
Consumer:
Consumer - Heloc and other	—	—
Residential:
Residential - prime	—	—
Residential - subprime	—	—
Construction
Construction - prime	—	—
Construction - subprime	—	—
	1	$212

	Modifications That Subsequently Defaulted
	Nine Months Ended September 30, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—
Commercial Real Estate - other	1	2,534
Consumer:
Consumer - Heloc and other	4	56
Residential:
Residential - prime	4	241
Residential - subprime	8	350
Construction
Construction - prime	—	—
Construction - subprime	—	—
	17	$3,181

All TDR loans are considered impaired. When individually evaluating loans for impairment, we may measure impairment using (1) the present value of expected future cash flows discounted at the loan’s effective interest rate (i.e., the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan), (2) the loan’s observable market price, or (3) the fair value of the collateral. If the present value of expected future cash flows discounted at the loan’s effective interest rate is used as the means of measuring impairment the change in the present value attributable to the passage time is recognized as bad-debt expense. As previously mentioned all impaired loans are also classified as nonaccrual loans unless they are deemed to be impaired solely due to their status as a troubled debt restructure and, 1) the borrower is not past due or, 2) there is verifiable adequate cash flow to support the restructured debt service or, 3) there is an adequate collateral valuation supporting the restructured loan. Nonaccruing TDR loans that demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance and are supported by a current credit evaluation of the borrower’s financial condition and expectations for repayment under the revised terms. We do not have any outstanding commitments to borrowers with loans classified as TDR loans.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analysis related to the allowance for credit losses (in thousands) for the three months ended September 30, 2013 and 2012 is as follows:

For the Three Months Ended September 30, 2013

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$9	$599	$76	$189	$1,357	$463	$51	$2,744
Charge-Offs	—	—	—	(56)	(105)	(149)	—	(310)
Recoveries	3	466	—	36	1	4	—	510
Provision	(3)	(501)	8	73	143	312	18	50
Ending Balance	9	564	84	242	1,396	630	69	2,994

Ending Balance: individually evaluated for impairment	—	35	63	—	195	—	45	338

Ending Balance: collectively evaluated for impairment	$9	$529	$21	$242	$1,201	$630	$24	$2,656

For the Three Months Ended September 30, 2012

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$17	$933	$128	$223	$1,670	$707	$88	$3,766
Charge-Offs	—	(48)	—	(76)	(101)	(48)	—	(273)
Recoveries	3	12	1	50	1	—	—	67
Provision	(1)	67	(45)	(30)	104	(87)	(3)	5
Ending Balance	19	964	84	167	1,674	572	85	3,565

Ending Balance: individually evaluated for impairment	—	130	49	—	406	—	35	620

Ending Balance: collectively evaluated for impairment	$19	$834	$35	$167	$1,268	$572	$50	$2,945

Analysis related to the allowance for credit losses (in thousands) for the nine months ended September 30, 2013 and 2012 is as follows:

For the Nine Months Ended September. 30, 2013

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$12	$695	$81	$230	$1,444	$521	$52	$3,035
Charge-Offs	—	(121)	—	(273)	(513)	(272)	—	(1,179)
Recoveries	5	496	1	148	43	8	—	701
Provision	(8)	(506)	2	137	422	373	17	437
Ending Balance	9	564	84	242	1,396	630	69	2,994

Ending Balance: individually evaluated for impairment	—	35	63	—	195	—	45	338

Ending Balance: collectively evaluated for impairment	$9	$529	$21	$242	$1,201	$630	$24	$2,656

For the Nine Months Ended September 30, 2012

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$45	$1,262	$45	$259	$2,280	$664	$101	$4,656
Charge-Offs	—	(256)	—	(213)	(756)	(170)	—	(1,395)
Recoveries	6	39	1	177	20	3	—	246
Provision	(32)	(81)	38	(56)	130	75	(16)	58
Ending Balance	19	964	84	167	1,674	572	85	3,565

Ending Balance: individually evaluated for impairment	—	130	49	—	406	—	35	620

Ending Balance: collectively evaluated for impairment	$19	$834	$35	$167	$1,268	$572	$50	$2,945

The allowance for loan losses was $3.0 million at September 30, 2013 representing 2.6% of total loans, compared to $3.0 million at December 31, 2012 or 2.4% of total loans. The allowance for loan losses to non-performing loans ratio was 130.4% at September 30, 2013 compared to 39.1% at December 31, 2012. At September 30, 2013 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for financing receivables (in thousands) for the nine months ended September 30, 2013 and December 31, 2012 is as follows:

As of
September 30, 2013
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

LOANS

Ending Balance	$1,691	$43,085	$2,100	$8,010	$47,783	$13,318	$2,490	$118,477

Ending Balance: individually evaluated for impairment	322	8,190	450	—	1,576	—	446	10,984

Ending Balance: collectively evaluated for impairment	$1,369	$34,895	$1,650	$8,010	$46,207	$13,318	$2,044	$107,493

As of
December 31, 2012
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

LOANS

Ending Balance	$3,709	$43,952	$1,183	$9,943	$54,671	$14,372	$3,446	$131,276

Ending Balance: individually evaluated for impairment	365	10,831	450	—	1,852	—	301	13,799

Ending Balance: collectively evaluated for impairment	$3,344	$33,121	$733	$9,943	$52,819	$14,372	$3,145	$117,477

The Corporation’s charge-off policy which meets regulatory minimums has not required any revisions during the third quarter of 2013. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met.

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

Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, with the exception of fully raising our capital levels to the required levels. As of September 30, 2013, we have successfully raised $16.5 million in investor funds, which are being held in escrow, pending the completion of all documentation associated with the Corporation’s retirement, at a negotiated 55% discount, of the $6,785 million of U.S. Department of Treasury Tarp obligations and the closing of the financing, which is expected to be completed prior to December 1, 2013.

Management continues to focus on the improvement of credit quality at the Bank, and has completed four comprehensive external loan reviews over the last twenty four months, with no recommendations for additional loan loss provisions or charge-offs, and no identification of material weaknesses in the credit approval or administration processes. Likewise, the Bank retained the services of Rehmann Consulting to conduct the Bank’s internal audit function, a task which had previously been performed by a Bank employee. Since retaining Rehmann, the firm has performed three comprehensive internal audits, in compliance with Sarbanes Oxley, and has found no material weaknesses in the Bank’s policies and procedures.

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from $9.0 million at December 31, 2012 to $3.1 million at September 30, 2013. This constitutes a 66% drop in non-performing assets over a nine month period.

While continuing the focus on the reduction in problem loans, the Bank has also pursued the development of additional sources of fee income. Since January of 2011, the Bank has opened nine loan production offices throughout Michigan and Indiana, three of which now house commercial lenders. The establishment of these offices provides a geographic dispersion of risk, and places us in markets with demographics that support our growth plans.

Improved growth and profitability will be derived from the following ongoing initiatives:

1.	The reduction in non-performing assets and classified loans. As demonstrated in the aforementioned data, non-performing assets have declined significantly over the past nine months. Our intent is to continue our disciplined, aggressive approach to further reducing non-performing and classified loans.

2.	An expense reduction initiative that will reduce annual non-interest expenses by approximately $1.3 million on an ongoing basis.

3.	Organic growth, focusing on commercial lending, residential mortgage lending in existing markets and the expansion of our wealth management revenue in late 2011. We established a new relationship with Investment Professionals, Inc., (IPI) replacing our previous relationship with Prudential. IPI will provide compliance, sales, research and clearing support for investment advisors that will be employed by the Bank and will provide investment services under the name of Monarch Investment Services. This will provide for enhanced branding of the Monarch name and increased fee income potential from investment services.

4.	De novo LPO’s, opened in markets across the state and across state lines that have strong demographic features. The offices are opened with at least two residential mortgage originators. This can be followed by the addition of a commercial lender and, where appropriate, a Monarch Investment Services Advisor.

5.	A continued exploration of acquisition opportunities, where markets and synergies combine for the potential of enhanced shareholder value.

FINANCIAL CONDITION

Summary

Our total assets decreased by $22.4 million, or 11.8%, to $167.9 million at September 30, 2013 compared to $190.3 million at December 31, 2012. Loans, excluding loans held for sale, totaled $115.3 million at September 30, 2013, down 10.0% from $128.0 million at December 31, 2012.

Securities

Securities increased to $10.4 million at September 30, 2013 compared to $10.0 million at December 31, 2012. The increase was attributable to purchases of $2.9 million in taxable municipal investments and U.S agency securities, purchased to offset maturities and paydowns totaling $2.3 million. The yield on investment securities has decreased to 2.10% during the nine months ended September 30, 2013 from 2.21% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio decreased by $12.7 million, or 10.0%, from $128.0 million at December 31, 2012 to $115.3 million at September 30, 2013. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$61,101	51.57	$69,043	52.60
Multi-family	2,100	1.77	1,183	0.90
Commercial	43,085	36.37	43,952	35.03
Construction or development	2,490	2.10	3,446	1.08
Total real estate loans	108,776	91.81	117,624	89.61
Other loans:
Consumer loans:
Home equity	6,454	5.45	8,058	6.14
Other	1,556	1.31	1,885	1.43
Total consumer loans	8,010	6.76	9,943	7.57
Commercial Business Loans	1,691	1.43	3,709	2.82
Total other loans	9,701	8.19	13,652	10.39
Total Loans	118,477	100.00%	131,276	100.00%

Allowance for loan losses	2,994		3,035
Less: Net deferred loan fees	229		241
Total Loans, net	$115,254		$128,000

One-to-four family loans decreased $7.9 million from year end 2012 as a result of the Bank’s continued strategy to sell a greater portion of new one-to-four family loan originations. Commercial real estate loans including multi-family loans and construction or development loans decreased $906,000 or 1.86%.

The allowance for loan losses was relatively unchanged at $3.0 million for the period ended September 30, 2013 when compared to December 31, 2012. A net recovery was recognized in the third quarter of 2013 of $200,000 compared to net charge off activity of $206,000 for the same period a year ago. The net recovery was attributable to the recovery of approximately $453,000 on the sale of a loan, which had previously been written down. Net charge offs for the third quarter of 2013 and year to date consisted of primarily one-to-four family residential mortgages. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits decreased $13.1 million, or 7.8%, from $169.5 million at December 31, 2012 to $156.3 million at September 30, 2013. The decline in deposits included decreases of $14.6 million in certificates of deposits and $2.1 million in money market accounts offset by increases in demand deposits, saving accounts and interest bearing checking of $3.6 million.

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

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances decreased to $.1 million as of September 30, 2013. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $8.2 million at September 30, 2013 compared to $10.5 million at December 31, 2012. This represents 4.88% and 5.50% of total assets at September 30, 2013 and December 31, 2012, respectively. Decreases in equity for the nine months ended September 30, 2013 included net losses of $1.8 million and $311,000 in accrued dividend payments and accrued interest on dividend payments on the Preferred Stock. The annual 5% dividend on the Preferred Stock with the amortization of the discount will reduce net income (or increase the net loss) applicable to common stock by approximately $350,000 annually. Effective February 2010, the Corporation deferred regularly scheduled dividend payments on the $6.7 million in par outstanding on its Series A fixed rate, cumulative perpetual preferred stock (aggregate liquidation preference of $6.8 million) which was issued to the U.S. Treasury in February 2009. At September 30, 2013 the dividend and interest payable to the Treasury Department totaled $1.4 million. The suspension of dividend payments is permissible under the terms of the TARP Capital Purchase Program, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board of director appointment rights for the holder of the Series A Preferred Stock, (see further discussion under “Capital Resources”).

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses decreased $53,000 for the quarter ended September 30, 2013 compared to the same period in 2012.

The net interest margin for the third quarter of 2012 increased 31 basis points to 3.73% compared to 3.42% for the same period in 2012. The improvement in the margin is largely due to reduction in wholesale funding as management continues to actively monitor its deposit base and borrowing. The Bank has focused on repaying Federal Home Loan Bank Advances and allowing Brokered Certificates of Deposit to mature. The net interest margin for the nine months ended September 30, 2013 increased 16 basis points to 3.56% compared to 3.40% for the same period in 2012.

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

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$34,280	$43	0.17%	$26,506	$34	0.17%
Investment securities	10,165	160	2.10	12,718	211	2.21
Other securities	5,393	85	2.11	5,309	71	1.78
Loans receivable	123,768	5,334	5.76	148,343	6,294	5.65
Total earning assets	$173,606	$5,622	4.33	192,876	6,610	4.57

Demand and NOW Accounts	47,358	6	0.02	47,550	6	0.02
Money market accounts	34,590	28	0.11	35,726	87	0.32
Savings accounts	24,247	9	0.05	22,573	13	0.08
Certificates of deposit	60,053	739	1.65	74,608	1,078	1.92
Federal Home Loan Bank Advances	6,684	208	4.16	15,039	508	4.50
Total interest bearing liabilities	$172,932	$990	0.77	$195,496	$1,692	1.15
Net interest income		$4,632			$4,918
Net interest spread			3.56%			3.41%
Net interest margin			3.56%			3.40%

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

	Nine Months Ended September 30, 2013 vs. 2012
				Total
	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$(1)	$13	(3)	9
Investment securities	$(13)	$(64)	26	(51)
Other securities	$17	$—	(3)	14
Loans receivable	$163	$(1,389)	266	(960)
Total interest-earning assets	$166	$(1,440)	$286	$(988)

Interest-bearing liabilities
Demand and NOW accounts	$—	$—	—	—
Money market accounts	$(77)	$(4)	22	(59)
Savings accounts	$(6)	$1	1	(4)
Certificates of deposit	$(209)	$(280)	150	(339)
Federal Home Loan Bank advances	$(51)	$(376)	127	(300)
Total interest-bearing liabilities	$(343)	$(659)	$300	$(702)
Net interest income				$(286)

Provision for Loan Losses

The provision for loan losses was $50,000 in the third quarter of 2013 compared to $5,000 for the third quarter of 2012.     The Corporation was able to book lower provisions in both third quarters of 2013 and 2012 due to the availability of excess, unallocated reserves.  In the third quarter of 2013 the excess in unallocated reserves was due to the recovery associated with the sale of a loan recognized by the Corporation in September 2013.  In the third quarter of 2012 the excess in unallocated reserves became available because of a drop in historical loss ratios.  The drop in historical ratios reflects the migration by the bank from a rolling eight quarter calculation of historical loss ratios to a rolling six quarter calculation. The Company recorded net recovery of $200,000 during the third quarter of 2013 compared to a net charge off of $206,000 for the same period in 2012.  The Corporation continues to monitor real estate dependent loans and focus on asset quality.  Non-performing loans totaled $2.3 million as of September 30, 2013, decreasing from $7.8 million at December 31, 2012.  Net charge offs for the nine months ended September 30, 2013 were $480,000 compared to $1.1 million for the same period in 2012.  The provision for loan losses was $437,000 in the nine months ended September 2013 compared to $58,000 for the same period a year ago.

Nonperforming assets including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $9.0 million at the end of 2012 to $3.1 million as of September 30, 2013. The following table presents non-performing assets and certain asset quality ratios at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
		(In thousands)
Non-performing loans	$2,297	$7,770
Real estate in judgement	643	434
Foreclosed and repossessed assets	167	810
Total non-performing assets	$3,107	$9,014

Non-performing loans to net loans	1.99%	6.07%
Non-performing assets to total assets	1.85%	4.74%
Allowance for loan losses to non-performing loans	130.40%	39.10%
Allowance for loan losses to net loans receivable	2.60%	2.37%

Non-interest Income

Non-interest income for the quarter ended September 30, 2013 remained relatively unchanged at $1.0 million compared to the same period a year ago. While non-interest income remained relatively unchanged, other income increased $93,000 offset by a decrease in gain on the sale of loans of $67,000 and fees and service charges of $36,000.

Other income increased $93,000 during the third quarter ending September 30, 2013 largely due to the Company recognizing a gain on the sale of foreclosed assets of $19,000 compared to a loss of $28,000 when compared to the same period a year ago. The increase in other income was also attributable to the income adjustment based the valuation of interest rate lock-in commitments agreements, forward loan sales commitments and closed loan inventory of $42,000 compared to $0 for the same period a year ago. Net gain on sale of loans decreased $67,000 for the quarter ended September 30, 2013 from $477,000 to $410,000 compared to the same period a year ago. The decrease is largely due to the slow in one-to-four family residential mortgage refinancing activity as rates increased during in the third quarter.

Fees and Service charges decreased $36,000 for the quarter ended September 30, 2013 compared to the same period a year ago primarily due to an decrease in income associated fees from the overdraft protection program which decreased $36,000 as of September 30, 2013 to $219,000 from $255,000 for the same period a year ago. Management expects income from this program to be less in 2013 than in 2012 due to the regulatory changes that became effective August 15, 2010 with the amendment to Regulation E and the need for customers to “opt in” to the Overdraft Program.

Other income increased $10,000 for the three months ended September 30, 2013 compared to a year ago.

Non-interest income for the nine months ended September 30, 2013 increased $500,000, or 16.45%, from $3.0 million to $3.5 million compared to the same period a year ago. This is mainly attributable to an increase in gain on sale of loans.

Net gain on sale of loans increased $454,000 for the nine months ended September 30, 2013 from $1.2 million to $1.6 million compared to the same period a year ago. Fees and Service charges decreased $55,000 for the nine months ended September 30, 2013 compared to the same period a year ago primarily due to an decrease in fees from the overdraft protection program. Other income increased $87,000 which was largely attributable to the income adjustment associated with the valuation income adjustment based the valuation of interest rate lock-in commitments agreements, forward loan sales commitments and closed loan inventory of $159,000 compared to $0 for the same period a year ago. The decrease in gain on sale of foreclosed assets of $88,000 for the period offset the increase in other income associated with the valuation of commitments on residential loan activity. All other income increased $13,000 for the nine months ended September 30, 2013 compared to a year ago.

Non-interest Expense

Noninterest expense increased $34,000 for the quarter ended September 30, 2013 compared to the same period a year ago. Salaries and employee benefits increased $146,000. The increase in personnel expense was primarily attributable to the addition of loan originators for new offices opened. Other general and administrative expenses increased $52,000 due to increases in costs for the additional staff such has training, travel and lodging and meals and entertainment associated with business development. Foreclosed property expense decreased $94,000 during the third quarter of 2013 mainly due to the lower level of foreclosed properties maintained by the Bank. Data processing expense decreased $17,000. All other expenses increased $53,000.

Noninterest expense increased $407,000 for the nine months ended September 30, 2013 compared to the same period a year ago. Salaries and employee benefits increased $623,000. Occupancy expense increased $65,000 due to the additional offices opened. Other general and administrative expenses increased $110,000 year over year largely due reasons mentioned previously. Foreclosed property expense decreased $343,000, mainly due to continued efforts to aggressively dispose of properties. All other expenses decreased $48,000.

Federal Income Tax Expense

A $615,000 tax benefit for the nine months of 2013, primarily associated with the $1.8 million net losses before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. Tax expense of $38,000 was recognized during the second quarter due to a write off of a small deferred tax asset remaining on the Balance sheet which had previously been offset by a tax liability associated with available for sale securities. A significant component of income tax expense is made up of general tax credits generated each year. Our 2009 tax return is under audit; however there were no findings as of September 30, 2013.

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

At September 30, 2013, the Bank was considered “well capitalized” under regulatory guidelines which subject the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. These guidelines also subject the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2013 totaled $30.4 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At September 30, 2013 and based on current collateral levels, the Bank could borrow an additional $20.9 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents decreased by $4.7 million during the nine months ended September 30, 2013 compared to a $.1 million decrease for the same period in 2012. The primary sources of cash for the nine months ended September 30, 2013 were $46.8 million in proceeds from the sale of mortgage loans, $2.3 million the sale and maturities of available-for-sale investment securities $12.2 million of principal loan collections in excess of loan originations compared to, $33.9 million in proceeds from the sale of mortgage loans, $10.4 million of principal loan collections in excess of loan originations and $2.0 million in the sale and maturities of available-for-sale investment securities for the nine months ended September 30, 2012.

The primary uses of cash for the nine months ended September 30, 2013 were $45.2 million of mortgage loans originated for sale, $3.0 million in purchases of available for sale securities and a decrease in deposits of $13.1 million and $7.0 million in repayment of FHLB advances compared to $35.0 million of mortgage loans originated for sale, $13.0 million in repayment of FHLB advances and $2.0 million in purchases of available for sale securities.

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

Contractual Obligations AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2013, the aggregate contractual obligations and commitments are:

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$52,652	$30,430	$17,054	$5,168	$—
FHLB advances	59	59	—	—	—
Total	$52,711	$30,489	$17,054	$5,168	$—

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$10,125	$10,125	$—	$—	$—
Unfunded commitments under HELOCs	6,456	827	1,383	1,625	2,621
Unfunded commitments under Construction loans	451	435	16	—	—
Unfunded commitments under Commercial LOCs	122	72	50	—	—
Letters of credit	—	—	—	—	—
Total	$17,154	$11,459	$1,449	$1,625	$2,621

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of September 30, 2013 were as follows: Tier 1 leverage ratio 5.56%, Tier 1 risk-based capital ratio 9.48%; and total risk-based capital 10.75%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At September 30, 2013, these capital ratio requirements had not been met. The Board of Directors and management remain committed to reaching the capital requirements and continue to evaluate different capital raising alternatives. For additional information, please refer to Note 2 to the Corporation’s financial statements included in it’s Form 10-K for the year ended December 31, 2012 in connection with uncertainty about the Corporation’s ability to continue as a going concern.

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

ITEM 4.     CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCH COMMUNITY BANCORP, INC.

Date: November 14, 2013	By:	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

