Form 10-K
period 2013-12-31
MONARCH COMMUNITY BANCORP INC
filed 2014-03-31
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

 Common Stock, par value $.05 per share registered on OTCQB

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.  Yes ☐  No ☒.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐.

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the average of bid and ask price market price of such stock as of June 30, 2013 was approximately $1.149 million as reported on the OTCQB. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

As of March 12, 2014, the registrant had 8,660,147 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE     PART III of Form 10-K – Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in May 2014.

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

On April 15, 2004, the Company completed its acquisition of MSB Financial, Inc., parent company of Marshall Savings Bank. Accordingly, MSB Financial was merged with and into Monarch Community Bancorp, Inc. On June 7, 2004, Marshall Savings Bank was merged with and into Monarch Community Bank. The Company issued a total of 310,951 shares of its common stock and paid cash of $19.7 million to former MSB Financial stockholders. The cash paid in the transaction came from the Company’s existing liquidity. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase accounting fair value adjustments are being amortized under various methods and over the lives of the corresponding assets and liabilities. Goodwill recorded for the acquisition amounted to $9.6 million and was not amortized but evaluated for impairment at least annually. It was determined to be impaired and written off in 2009. A core deposit intangible of $2.1 million was recorded as part of the acquisition and was amortized on an accelerated basis over a period of 9.5 years ending September 30, 2013.

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties, Michigan. The Bank owns 100% ownership of First Insurance Agency. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers.

On June 3, 2006, the Company completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Company became a federal bank holding company regulated by the Board of Governors of the Federal Reserve. The Bank is regulated by the Michigan Department of Financial and Insurance Services(“DFIS”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Company and the Bank had been regulated by the federal Office of Thrift Supervision. The Bank’s deposits continue to be insured to the maximum extent allowed by the FDIC. Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to-four family residences,loans secured by commercial and multi-family real estate, commercial business loans and construction loans secured primarily by residential real estate. We also originate home equity loans and a variety of consumer loans. Our originations of consumer loans have steadily declined over the last five years.

On May 28, 2013, the Company completed a one-for-five reverse split of its common stock. Unless otherwise specified with respect to a particular number of shares, references to shares in this Form 10-K refer to shares as adjusted to reflect the reverse split.

On November 15, 2013, the Department of Treasury exchanged the 6,785 shares of Preferred Stock and the Warrants for approximately 2,272,601 shares of the Corporation’s common stock, and contemporaneous with the exchange third party purchasers (with the Corporation’s consent) purchased all of the common stock from the Department of Treasury for a purchase price of $4,545,202. Effective upon the November 15, 2013 exchange, the Warrant has been cancelled and there is no longer any Preferred Stock outstanding. Please refer to Note 15 for additional information regarding the transaction.

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

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, interest bearing and non-interest bearing checking accounts and certificates of deposit with varied terms ranging from six months to 60 months. We solicit deposits in our market area and utilize internet Certificates of Deposits.

At December 31, 2013, we had assets of $171.0 million, including net loans of $118.5 million,deposits of $149.6 million and stockholders’ equity of $19.7 million.

The Bank’s website is http://www.monarchcb.com. References in this Form 10-K to “we”, “us”, and “our” refer to the Company and/or the Bank as the context requires. Our common stock trades on the OTCQB under the symbol “MCBF.”

Forward-Looking Statements

This document, including information incorporated by reference, future SEC filings by Monarch Community Bancorp and future oral and written statements by Monarch Community Bancorp and its management may contain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of Monarch Community Bancorp and Monarch. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain and we disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, changes in the relative difference between short and long-term interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, including levels of non-performing assets, demand for loan products, deposit flows, competition, demand for financial services in our market area, our operating costs and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements.

Market Area

Headquartered in Coldwater, Michigan, our geographic market area for loans and deposits is principally Branch, Calhoun and Hillsdale counties. As of June 30, 2013, we had a 14.00% market share of FDIC-insured deposits in Branch County, a 7.03% market share of FDIC-insured deposits in Calhoun County and a 3.91% market share of FDIC-insured deposits in Hillsdale County, ranking us third, seventh and fourth, respectively, in those counties among all insured depository institutions.

The local economy is based primarily on manufacturing and agriculture. Most of the job growth, particularly in Hillsdale County, has been in automobile products-related manufacturing. Median household income and per capita income for our primary market are below statewide averages, reflecting the rural economy and limited economic growth opportunities.

Lending Activities

General. At December 31, 2013, our net loan portfolio totaled $118.5 million, which constituted 69.33% of our total assets.

Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. All loans must be presented for approval at Management Loan Committee, which is comprised of several senior managers.  Loans in which the total credit relationship with the borrower, directly and indirectly, exceeds $500,000 also must be approved by the Board of Directors.  Our legal lending limit is summarized in the Loans to One Borrower paragraph of the Regulation and Supervision section of this document.

Loan Portfolio Composition. The following table presents information concerning the composition of our loan portfolio as of the dates indicated.

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to four-family	$60,585	49.89%	$69,043	52.60%
Multi-family	2,345	1.93	1,183	0.90
Commercial	47,245	38.90	43,952	33.48
Construction or development	2,332	1.92	3,446	2.63
Total real estate loans	112,507	92.64	117,624	89.61

Other loans:
Consumer loans:
Helocs and other	7,533	6.20	9,943	7.57
Commercial Business Loans	1,411	1.16	3,709	2.82
Total other loans	8,944	7.36	13,652	11.82
Total Loans	121,451	100.00%	131,276	100.00%

Less:
Allowance for loan losses	2,672		3,035
Net deferred loan fees	249		241
Loans in process	—		—

Total Loans, net	$118,530		$128,000

The following table shows the composition of our loan portfolio by fixed and adjustable-rate at the dates indicated.

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate Loans:
One-to-four family	$45,060	37.0%	$49,507	37.7%
Multi-family	1,581	1.3%	1,183	0.9%
Commercial	35,466	29.2%	42,226	32.2%
Construction or development	1,904	1.6%	3,446	2.6%
Total real estate loans	84,011	69.1%	96,362	73.4%

Consumer	3,955	3.3%	5,761	4.4%
Commercial Business	916	0.8%	3,044	2.3%
Total fixed-rate loans	88,882	73.2%	105,167	80.1%

Adjustable-Rate Loans
Real Estate Loans:
One-to-four family	$15,525	12.8%	$19,536	14.9%
Multi-family	764	0.6%	—	0.0%
Commercial	11,779	9.7%	1,726	1.3%
Construction or development	428	0.4%	—	0.0%
Total real estate loans	28,496	23.5%	21,262	16.2%

Consumer	3,578	2.9%	4,182	3.2%
Commercial Business	495	0.4%	665	0.5%
Total adjustable-rate loans	32,569	26.8%	26,109	19.9%
Total loans	121,451	100%	131,276	100%
Less:
Allowance for loan losses	2,672		3,035
Net deferred loan fees	249		241
Loans in process	—		—

Total Loans, net	$118,530		$128,000

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2013. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One-to-Four Family		Multi-family and Commercial		Construction or Development		Consumer		Commercial Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)

Due to Mature:

One year or less (1)	731	6.68%	1,574	6.84%	4	5.25%	1,147	6.24%	370	4.79%	3,826	6.43%

After one year through five years	20,306	6.15%	35,807	5.00%	1,278	5.37%	2,734	6.19%	941	5.79%	61,066	5.45%
After five years	39,548	5.77%	12,209	4.57%	1,050	6.46%	3,652	4.69%	100	5.25%	56,559	5.45%
	60,585		49,590		2,332		7,533		1,411		121,451

(1) Includes demand loans.

The total amount of loans due after December 31, 2014 which have predetermined interest rates is $92.1 million while the total amount of loans due after such date which have floating or adjustable rates is $25.8 million.

One-to-Four Family Residential Real Estate Lending. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. At December 31, 2013, one-to-four family residential mortgage loans totaled $60.6 million, or 49.89% of our gross loan portfolio.

We have originated sub-prime residential mortgage loans since 1985. However in more recent years we have moved away from this type of lending due to the higher risk associated with it. Our definition of sub-prime lending is substantially similar to regulatory guidelines. We review a borrower’s credit score,debt-to-income ratio and the loan-to-value ratio of the collateral in determining whether a loan is sub-prime. We utilize a loan risk grading system for all one-to-four family residential loans. The risk grading system provides that all loans with a credit score of less than 660 shall be considered for potential sub-prime classification.

At December 31, 2013, $12.0 million, or 20.0% of our residential mortgage loans were classified as sub-prime loans as compared to $14.4 million, or 20.8% at December 31, 2012. The decrease is primarily due to normal repayments. We charge higher interest rates on our sub-prime residential mortgage loans to attempt to compensate for the increased risk in these loans. Sub-prime lending typically entails a higher risk of delinquency, foreclosure and ultimate loss than residential loans made to more creditworthy borrowers. Delinquencies, foreclosure and losses generally increase during economic slowdowns or recessions as experienced in recent history. During 2013, $305,000, or 38.1%, of our total net charge-offs of $800,000 were due to sub-prime loans as compared to $192,000, or 33.1% of our total net charge-offs of $579,000 for 2012. During 2013, we have made significant efforts in assisting borrowers who are experiencing financial difficulty. See “Asset Quality.”

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

Adjustable-rate mortgages, or ARM loans, are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan adjusts annually for the remaining term of the loan. During 2013 and 2012, we originated $650,900 and $0, respectively, in one-to-four family ARM loans. During the years ended December 31, 2013 and 2012, we originated $56.2 million and $58.1 million of one-to-four family fixed-rate mortgage loans, respectively.

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

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. In past periods of rising interest rates, we have not experienced difficulty with the payment history for these loans. See “- Asset Quality -- Non-performing Assets and Classified Assets.”

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by residential rental properties,commercial properties, retail establishments, churches and small office buildings located in our market area. At December 31, 2013, multi-family and commercial real estate loans totaled $49.6 million or 40.8% of our gross loan portfolio.

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

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality -- Non-performing Loans.”

Construction and Land Development Lending. We make construction loans to builders and to individuals for the construction of their residences as well as to businesses and individuals for commercial real estate construction projects. At December 31, 2013 we had $2.3 million in construction and land development loans outstanding,representing 2% of our gross loan portfolio.

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

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2013, our consumer loan portfolio totaled $7.5 million, or 6.2% of our gross loan portfolio. We offer a variety of secured consumer loans, including home equity loans and lines of credit, auto loans, manufactured housing loans and loans secured by savings deposits; however the majority of new originations are home equity loans and lines of credit. We also offer a limited amount of unsecured loans including home improvement loans. We originate our consumer loans in our market area.

Our home equity lines of credit totaled $6.1 million, and comprised 5.0% of our gross loan portfolio at December 31, 2013. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. The term to maturity on our home equity lines of credit ranges from 3 to 5 years for fixed rate loans and 1 to 15 for variable rate loans. No principal payments are required on most home equity lines of credit during the loan term. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

Commercial Business Lending. At December 31, 2013, commercial business loans comprised $1.4 million, or 1.2% of our gross loan portfolio. Most of our commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

The terms of loans extended on the security of machinery and equipment are based on the projected useful life of the machinery and equipment, generally not to exceed seven years. Operating lines of credit generally are available to borrowers for up to 12 months, and may be renewed by Monarch. We issue a few standby letters of credit which are offered at competitive rates and terms and are generally issued on a secured basis. At December 31, 2013, there were no financial standby letters of credit outstanding.

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

During the last several years up to 2010, due to low market interest rates, our dollar volume of fixed-rate, one-to-four family loans has substantially exceeded the dollar volume of the same type of adjustable-rate loans. Adjustable-rate loan originations as a percentage of total originations were 1.2% in 2013, 0% in 2012 and 2011. We sell a significant portion of the conforming, fixed-rate, one-to-four family residential loans we originate, primarily those with lower interest rates. We keep the sub-prime residential real estate loans we originate. We may purchase residential loans and commercial real estate loans from time to time.

In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in income.

The following table shows the loan origination, sale and repayment activities of Monarch for the periods indicated.

	Years Ended
	2013	2012
	(Dollars in thousands)
Originations by type:
Real Estate:
One-to-four family	56,850	58,054
Multi-family	3,153	600
Commercial	18,887	10,551
Construction or development	215	159
Total real estate loans	79,105	69,364

Consumer Loans:
Home Equity	493	653
Other	54	—
Commercial business	870	889
Total loans originated	80,522	70,906

Sales and Repayments:

One-to-four family loans sold	54,822	53,340
Commercial real estate loans sold
Principal repayments	35,525	39,729
Total reductions	90,347	93,069

Increase in other items, net	(355)	(1,668)
Net increase (decrease)	(9,470)	(20,495)

Asset Quality

When a borrower fails to make a payment on a residential mortgage loan on or before the due date, a late notice is mailed 10 to 15 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 15 days past due. Additionally, each week the collections department contacts the borrower to determine the reason for the delinquency and to urge the borrower to bring the loan current. Once the loan becomes 30 days delinquent, a letter is sent to the borrower requesting the borrower to bring the loan current, or, if that is not possible, to fill out and return a financial information update form. If the form is returned, the senior collector determines if the borrower exhibits an ability to repay, and, if so, brings the file to the Delinquency Committee for a decision whether to forebear collection action to allow the borrower to demonstrate the ability to make timely payments and/or establish an acceptable repayment plan to bring the loan current. If the financial information update is not returned, or if the senior collector determines that the borrower no longer has the ability to repay the loan, or the Delinquency Committee declines to forbear collection activity, then when the loan becomes 45 to 60 days delinquent, the file is reviewed by the Delinquency Committee and the foreclosure process is begun by the sending of a notice of intent to foreclose. If during a period of forbearance the borrower fails to make timely payments, the Delinquency Committee reviews the loan and the foreclosure process commences unless extenuating circumstances exist. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. All loans over 60 days delinquent are handled by the senior collections officer until the delinquency is resolved or foreclosure occurs.

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

Delinquent Loans. The following tables set forth our loan delinquencies (60 days past due and over) by type, number, amount and percentage of type at the dates indicated:

	December 31, 2013
	Loans Delinquent For:

	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	11	$443	0.73%	12	$661	1.09%	23	$1,104	1.82%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	—	—	0.00%	2	112	0.24%	2	112	0.24%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%
Total real estate loans	11	$443	0.39%	14	$773	0.69%	25	$1,216	1.08%

Consumer	2	52	0.69%	—	—	0.00%	2	52	0.69%
Commercial Business	—	—	0.00%	—	—	0.00%	—	—	0.00%

Total	13	$495	0.41%	14	$773	0 .64%	27	$1,268	1.04%

	December 31, 2012
	Loans Delinquent For:

	60-89 Days			90 Days and Over			Total Delinquent Loans
			Percent of Loan			Percent of Loan			Percent of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
	(Dollars in Thousands)
Real Estate
One-to-four family	15	$855	1.24%	5	$316	0.46%	20	$1,171	1.70%
Multi-family	—	—	0.00%	—	—	0.00%	—	—	0.00%
Commercial	—	—	0.00%	4	1,560	3.55%	4	1,560	3.55%
Construction or development	—	—	0.00%	—	—	0.00%	—	—	0.00%
Total real estate loans	15	$855	0.73%	9	$1,876	1.59%	24	$2,731	2.32%

Consumer	1	7	0.07%	1	10	0.10%	2	17	0.17%
Commercial Business	—	—	0.00%	1	120	3.24%	1	120	3.24%

Total	16	$862	0.66%	11	$2,006	1.53%	27	$2,868	2.18%

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

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	$1,242	$2,437	$966	$3,106	$3,484
Multi-family	—	—	—	803	874
Commercial real estate	112	5,008	6,278	8,288	7,139
Construction or development	—	—	—	—	2,507
Consumer	—	9	—	253	—
Commercial business	—	316	1,521	1,625	1,566
Total	1,354	7,770	8,765	14,075	15,570

Accruing loans delinquent 90 days or more:
One-to-four family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction or development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	—
Total	—	—	—	—	—

Foreclosed assets:
One-to-four family (1)	463	882	2,653	1,198	2,577
Multi-family	—	—	54	292	122
Commercial real estate	413	345	1,526	908	140
Construction or development	—	17	—	574	—
Consumer	192	—	125	—	—
Commercial business	—	—	75	—	—
Total	1,068	1,244	4,433	2,972	2,839
Total non-performing assets	$2,422	$9,014	$13,198	$17,047	$18,409

Total as a percentage of total assets	1.42%	4.74%	6.34%	6.64%	6.50%

(1)	Includes $523,000, $434,000, $1.9 million, $1.4 million and $1.1 million in real estate in judgment and subject to redemption at December 31, 2013, 2012, 2011, 2010 and 2009 respectively.

For the years ended December 31, 2013 and 2012, respectively, there was $164,000 and $397,000 of gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms.

Classified Assets. Federal regulations provide for the classification of loans, foreclosed and repossessed assets and other assets, such as debt and equity securities considered by the FDIC and DFIS to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and DFIS, which may order the establishment of additional general or specific loss allowances.

In accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of our assets, at December 31, 2013, we had classified $6.8 million of our assets as substandard, none as doubtful and none as loss. The total amount classified as substandard and doubtful represented 34.35% of the Bank’s equity capital and 3.96% of the Bank’s assets at December 31, 2013. The allowance for loan losses at December 31, 2013 includes $299,000 related to substandard loans and $0 related to doubtful loans. At December 31, 2013, $643,000 and $0 of substandard and doubtful assets, respectively, have been included in the table of non-performing assets. See “- Asset Quality - Delinquent Loans.”

Provision for Loan Losses. We recorded a provision for loan losses totaling $437,000 for the year ended December 2013 compared to a negative $1.0 million for the year ended December 31, 2012. The provision for loan losses is charged to income to establish the allowance for loan losses to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate based on the factors discussed below under “Allowance for Loan Losses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Operating Results for the Years Ended December 31, 2013 and 2012 - Provision for Loan Losses” for a discussion of the reasons for the change in our loan loss provision.

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

The following table summarizes activity in the allowance for loan losses for the years ending (000s omitted):

	December 31,
	2013	2012	2011	2010	2009

Balance at beginning of year	$3,035	$4,656	$6,850	$5,783	$2,719

Charge-offs:
One-to-four family	968	1,120	2,116	3,901	2,288
Multi-family	—	—	286	372	10
Commercial real estate	130	579	590	4,801	4,299
Construction or development	—	6	3	1,319	3,075
Consumer	389	345	441	389	533
Commercial business	108	22	81	110	352
Total	1,595	2,072	3,517	10,892	10,557

Recoveries:
One-to-four family	92	23	120	62	20
Multi-family	1	1	4	32	1
Commercial real estate	499	1,241	235	9	14
Construction or development	—	—	—	36	—
Consumer	196	221	196	213	215
Commercial business	7	7	35	5	22
Total	795	1,493	590	357	272
Net charge-offs:	800	579	2,927	10,535	10,285
Allowance acquired in acquisition	—	—	—	—	—
Additions charged to operations	437	(1,042)	733	11,602	13,349
Provision recovered from operations	—	—	—	—	—
Balance at end of year	$2,672	$3,035	$4,656	$6,850	$5,783

Ratio of net charge-offs during the year to average loans outstanding during the year	0.65%	0.40%	1.70%	4.91%	4.24%

Allowance as a percentage of non-performing loans	197.34%	39.06%	53.12%	48.67%	37.14%

Allowance as a percentage of total loans (end of year)	2.20%	2.31%	3.03%	3.60%	2.55%

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2013		2012		2011
	Amount of	Percentage	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance	Allowance	Allowance
One-to-four family	$1,709	64.0%	$1,965	64.7%	$2,944	63.2%
Multi-family and non-residential real estate	598	22.4%	818	27.0%	1,307	28.1%
Construction or development	60	2.2%	10	0.3%	101	2.2%
Consumer	249	9.3%	230	7.6%	259	5.6%
Commercial business	56	2.1%	12	0.4%	45	0.9%
Total	$2,672	100.0%	$3,035	100.0%	$4,656	100.0%

	2010		2009
	Amount of	Percentage	Amount of	Percentage
	Loan Loss	of	Loan Loss	of
	Allowance	Allowance	Allowance	Allowance
One-to-four family	$3,953	57.7%	$2,576	44.5%
Multi-family and non-residential real estate	2,084	30.4%	903	15.6%
Construction or development	130	1.9%	10	0.2%
Consumer	503	7.3%	393	6.8%
Commercial business	180	2.6%	1,901	32.9%
Total	$6,850	100.0%	$5,783	100.0%

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

The following table sets forth the composition of our securities portfolio at the dates indicated (dollars in thousands):

	December 31, 2013			December 31, 2012
			Percent of			Percent of
		Fair	Total		Fair	Total
	Amortized	Market	Fair Market	Amortized	Market	Fair Market
	Cost	Value	Value	Cost	Value	Value
Available-for-sale securities:
Collateralized Mortgage obligations	$6,925	$6,784	35.7%	$6,586	$6,699	66.7%
U.S. government agency obligations	5,129	5,091	26.9%	2,007	2,031	20.2%
Mortgage-backed securities	3,287	3,307	17.5%	609	653	6.5%
Obligations of states and political subdivisions	3,836	3,765	19.9%	660	664	6.6%
Total available-for-sale securities	$19,177	$18,947	100.0%	$9,862	$10,047	100.0%

The maturities of the investment securities portfolio, excluding FHLB stock, as of December 31, 2013 are indicated in the following table:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Wgt		Wgt		Wgt		Wgt		Wgt
	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave	Amortized	Ave
2013	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Available-for-sale securities:
Collateralized Mortgage obligations	$—	0.00%	$—	0.00%	$—	0.00%	$6,925	3.00%	$6,925	3.00%
U.S. government agency obligations	—	0.00%	4,018	1.29%	1,111	4.13%	—	0.00%	5,129	1.90%
Mortgage-backed securities	—	0.00%	—	0.00%	2,826	2.78%	461	5.00%	3,287	3.09%
Obligations of states and political subdivisions	—	0.00%	2,121	1.70%	1,715	2.39%	—	0.00%	3,836	2.01%
Total available-for-sale securities	$—	0.00%	$6,139	1.43%	$5,652	2.93%	$7,386	3.12%	$19,177	2.53%

Sources of Funds

General. Our sources of funds are deposits, borrowings, receipt of principal and interest on loans, interest earned on or maturation of investment securities and overnight funds and funds provided from operations.

Deposits. We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market area and have accepted brokered deposits in the past. At December 31, 2013, we had $100,000 of brokered deposits. In our experience brokered deposits are an attractive and stable source of funds and are necessary to supplement our local market deposit gathering. However, brokered deposits may be less stable than local deposits if deposit brokers or investors lose confidence in us or find more attractive rates at other financial institutions. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

The following table sets forth our deposit flows during the periods indicated:

	Year Ended
	December 31,
	2013	2012

	(Dollars in Thousands)

Opening balance	$169,460	$174,185
Net deposits (withdrawals)	(20,988)	(6,766)
Interest credited	1,083	2,041

Ending balance	$149,555	$169,460

Net decrease	$(19,905)	$(4,725)

Percent (decrease)	(11.75)%	(2.71)%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Monarch at the dates indicated:

	Year Ended December 31,
	2013		2012
		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Transaction and Savings Deposits:
Non-interest bearing accounts	$18,606	12.4%	$17,610	10.4%
Savings accounts	24,338	16.3%	23,719	14.0%
Checking & NOW accounts	28,161	18.8%	26,008	15.3%
Money market accounts	31,655	21.2%	34,851	20.6%

Total transaction and savings	102,760	68.7%	102,188	60.3%
Certificates:
0.00-1.99%	36,430	24.4%	43,066	25.4%
2.00-3.99%	8,869	5.9%	18,053	10.7%
4.00-5.99%	1,496	1.0%	6,153	3.6%
Total certificates	46,795	31.3%	67,272	39.7%
Total deposits	$149,555	100.0%	$169,460	100.0%

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2013:

	Maturity
		Over	Over	Over
	3 Months	3 to 6	6 to 12	12
	or less	Months	Months	Months	Total

	(Dollars in Thousands)

Certificates of deposit less than $100,000	$4,618	$6,218	$6,477	$10,141	$27,454

Certificates of deposit of $100,000 or more	2,001	2,298	4,445	10,597	19,341

Total certificates of deposit	$6,619	$8,516	$10,922	$20,738	$46,795

The following table shows rate and maturity information for our certificates of deposit as of December 31, 2013:

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00-7.99%	Total	of Total

	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
March 31, 2014	4,617	1,680	322	—	6,619	14.1%
June 30, 2014	6,778	1,487	252	—	8,517	18.2%
September 30, 2014	4,598	1,076	—	—	5,674	12.1%
December 31, 2014	4,668	333	247	—	5,248	11.2%
March 31, 2015	1,606	1,194	—	—	2,800	6.0%
June 30, 2015	2,677	685	675	—	4,037	8.6%
September 30, 2015	1,885	2,282	—	—	4,167	8.9%
December 31, 2015	592	24	—	—	616	1.3%
Thereafter	9,009	108	—	—	9,117	19.6%

Total	$36,430	$8,869	$1,496	$—	$46,795	100.0%

Percent of total	77.85%	18.95%	3.20%	0.00%

Borrowings. Although deposits are our primary source of funds, we utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis and Fed funds purchased from a correspondent bank.

We may obtain advances from the Federal Home Loan Bank of Indianapolis upon the security of certain of our mortgage loans and investment securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2013, we had no Federal Home Loan Bank advances outstanding. See Note 10 of the Notes to Consolidated Financial Statements for information on maturity dates and interest rates related to our Federal Home Loan Bank advances.

The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and fed funds purchased for the periods indicated:

	Year Ended
	December 31,
	2013	2012
	(Dollars in Thousands)	(Dollars in Thousands)

Maximum Balance:
FHLB advances	$7,059	$20,175
Fed funds purchased	$—	$—
Average Balance:
FHLB advances	$5,025	$13,268
Fed funds purchased	$—	$—

The following table sets forth certain information concerning our borrowings at the dates indicated.

	December 31,
	2013	2012
	(Dollars in Thousands)	(Dollars in Thousands)

FHLB advances	$—	$7,059
Fed funds purchased	$—	$—

Weighted average interest rate of
FHLB advances	0.00%	4.10%
Fed funds purchased	0.00%	0.00%

Competition

We face strong competition in originating real estate and other loans and in attracting deposits. Competition comes from a wide array of sources including but not limited to mortgage brokers, savings institutions, other commercial banks, and credit unions including non-local Internet based and telephone-based competition.

Employees

At December 31, 2013, Monarch Community Bank had a total of 87 employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended December 31, 1997 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

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

Regulation and Supervision

General

The growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Federal Reserve, the FDIC, the DFIS, the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Recent Legislation and Other Considerations

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

In July 2013, the federal banking agencies approved a final rule implementing the Basel III regulatory capital reforms and certain changes required by the Dodd-Frank Act (the “Basel III Rule”). Generally, financial institutions (except for large, internationally active financial institutions) have until January 1, 2015 to comply with the final rule.

The Basel III Rule imposes new capital requirements. Except for bank holding companies with consolidated assets of less than $500 million, such as the Company, and certain savings and loan holding companies, all banking organizations will be subject to a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The minimum ratio of Tier 1 capital to risk-weighted assets will increase from 4% to 6% and includes a minimum leverage ratio of 4%. The minimum total capital ratio remains at 8%.

The Basel III Rule provides that smaller banking organizations may make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. This opt-out excludes from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. For bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 capital are permanently grandfathered subject to certain restrictions.

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

Those expanded activities include any activity which the Federal Reserve (in certain instances in consultation with the Department of the Treasury) determines, by order or regulation, to be financial in nature or incidental to such financial activity, or to be complementary to a financial activity and not to pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Such expanded activities include, among others:insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or issuing annuities, and acting as principal, agent, or broker for such purposes; providing financial, investment, or economic advisory services, including advising a mutual fund; and underwriting, dealing in, or making a market in securities. The Company has not elected to be treated as a financial holding company.

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

The Federal Reserve capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least 4% must be Tier I capital (which consists principally of shareholders’ equity). The Basel III Rule increases the minimum Tier 1 capital ratio to 6%. Currently, the leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated bank holding companies, with minimum requirements of 4% to 5% for all others. The Basel III rule will increase the required minimum leverage ratio to 4%. The Basel III Rule also establishes a common equity Tier 1 capital ratio of 4.5% and a capital conservation buffer equivalent to 2.5% of risk-weighted assets.

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

As described above, in July 2013 the federal banking regulators released the Basel III Rule relating to minimum capital requirements for U.S. banking organizations. The Basel III Rule does not apply to top-tier bank holding companies with consolidated assets of less than $500 million, such as the Company; however, many of the requirements will apply to the Bank. Namely, the Basel III Rule will modify standards for risk-weighted assets calculation, set new minimum capital requirements and refine capital quality through various eligibility restrictions.

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

Dividends. As described below under the heading “Recent Developments,” as a result of the Company’s issuance of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) to the U.S. Department of the Treasury (the “Treasury”) pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company was restricted in the payment of dividends and, without the Treasury’s consent, could not declare or pay any dividend on the Company common stock. In addition, as long as the Preferred Shares were outstanding, dividend payments were prohibited until all accrued and unpaid dividends were paid on such Preferred Shares, subject to certain limited exceptions. As described below, the Preferred Shares were retired in the fourth quarter of 2013. As discussed above, the Written Agreement also requires the Company to obtain the approval of the Federal Reserve prior to paying a dividend.

Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Recent Developments. On February 6, 2009, in connection with the TARP CPP, the Company completed the sale of $6.785 million in Preferred Shares to the Treasury. The Company issued 6,785 shares of Preferred Shares, with a $1,000 per share liquidation preference, and a warrant to purchase up to 260,962 shares of the Company’s common stock at an exercise price of $3.90 per share (the “Warrant”).

The Preferred Shares issued by the Company paid cumulative dividends of 5% a year for the first five years and 9% a year thereafter. The terms of the Preferred Shares, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), provided that the Preferred Shares may be redeemed by the Company, in whole or in part, upon approval of the Treasury and the Company’s primary banking regulators. Both the Preferred Shares and the Warrant were accounted for as components of regulatory Tier 1 capital. Among other restrictions, the securities purchase agreement between the Company and the Treasury limited the Company’s ability to repurchase its stock and subjected the Company to certain executive compensation limitations. Pursuant to the Written Agreement, the Company may not purchase any of its shares of stock without the prior written approval of the Federal Reserve.

In April 2010, the Company announced that it would defer scheduled dividend payments on the principal outstanding on the Preferred Shares. Dividends are accrued based on the rates, liquidation preference and time since last quarterly dividend payment. Interest on dividends is accrued based on the rates and time since last scheduled quarterly dividend payment.

On January 30, 2013, the Company submitted a proposal to Treasury, whereby the Company would issue approximately 2,250,000 shares of common stock, at a price of $2.00 per share of common stock, in consideration of the retirement of the Preferred Shares and the Warrant. After the Treasury approved the proposal and the Company received all regulatory approvals, the Company retired the Preferred Shares and Warrant during the fourth quarter of 2013. Accordingly, all of the Company’s responsibilities with respect to the Preferred Shares and Warrant were deemed fully satisfied, and the Company has no further obligations to Treasury stemming from the TARP CPP. The effect of the transaction was to extinguish the $6.785 million debt obligation under the TARP CPP and the accrued dividends and interest.

On November 15, 2013, the Corporation completed its offering of 8,250,000 shares of its common stock. The shares were issued at a purchase price of $2.00 per share, for aggregate consideration of $16.5 million. The closing of the offering occurred simultaneously with the closing of the series of transactions between the Company and the Department of Treasury pursuant to which, the Department of Treasury received 2,272,601 shares of the Corporation’s common stock in exchange the 6,785 shares of Preferred Stock and the Warrants it held, and accrued dividends and interest on the preferred stock totaling $1,491,951. The transactions with Treasury resulted in the preferred stock and other obligations being settled at a discount, which was credited to paid-in capital. The shares issued to the Treasury were sold as part of the public offering, resulting in $4,545,202 of the offering proceeds being paid to the Department of Treasury. The net cash proceeds of the offering to the Corporation were approximately $10.5 million (net of the Treasury shares sold an d total costs of $1.4 million).

The Bank

General. The Bank is a Michigan state-chartered bank, the deposit accounts of which are insured by the FDIC. As a state-chartered non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFIS, as the chartering authority for state banks, and the FDIC, as administrator of the deposit insurance fund, and to the statutes and regulations administered by the DFIS and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the DFIS and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

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

Loans to One Borrower. Under Michigan law, a bank’s total loans and extensions of credit and leases to one borrower is limited to 15% of the bank’s capital and surplus, subject to several exceptions. This limit may be increased to 25% of the bank’s capital and surplus upon approval by a 2/3 vote of its board of directors. Certain loans, including loans secured by bonds or other instruments of the United States and fully guaranteed by the United States as to principal and interest, are not subject to the limit just referenced. In addition, certain loans, including loans arising from the discount of nonnegotiable consumer paper which carries a full recourse endorsement or unconditional guaranty of the person transferring the paper, are subject to a higher limit of 30% of capital and surplus. (At December 31, 2013, the Bank’s legal lending limit for loans to one borrower was $3.1 million; the Bank’s legal lending limit with approval of two-thirds of the Board of Directors was $5.2 million.)

Enforcement. The DFIS and FDIC each have enforcement authority with respect to the Bank. The Commissioner of the DFIS has the authority to issue cease and desist orders to address unsafe and unsound practices and actual or imminent violations of law and to remove from office bank directors and officers who engage in unsafe and unsound banking practices and who violate applicable laws, orders, or rules. The Commissioner of the DFIS also has authority in certain cases to take steps for the appointment of a receiver or conservator of a bank.

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

Assessments and Fees. The Bank pays a supervisory fee to the DFIS of not less than $1,000 and not more than 25 cents for each $1,000 of total assets. The fee incurred in 2013 was $48,159. This fee is invoiced prior to July 1 each year and is due no later than August 15. The DFIS imposes additional fees, in addition to those charged for normal supervision, for applications, special evaluations and analyses, and examinations.

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

Under current capital adequacy standards, the Bank must meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Of that ratio, at least half, or 4%, must be in the form of Tier 1 capital. The Basel III Rule will now increase the required minimum Tier 1 capital ratio from 4% to 6%. As discussed above, the Basel III Rule also establishes a common equity Tier 1 capital ratio of 4.5% and a capital conservation buffer equivalent to 2.5% of risk-weighted assets.

The Bank must also meet a leverage capital requirement. In general, the minimum leverage capital requirement is not less than 3% Tier 1 capital to total assets if the bank has the highest regulatory rating and is not anticipating or experiencing any significant growth. All other banks should have a minimum leverage capital ratio of not less than 4%. The Basel III Rule will now require a minimum Tier 1 leverage ratio of 4%.

As described above, in July 2013 the federal banking regulators released the Basel III Rule relating to minimum capital requirements for U.S. banking organizations. The Basel III Rule does not apply to bank holding companies with less than $500 million in consolidated assets, such as the Company; however, many of the requirements will apply to the Bank. Namely, the Basel III Rule will modify standards for the risk-weighted assets calculation, set new minimum capital requirements and refine capital quality through various eligibility restrictions.

The Basel III Rule exempts bank holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, such as the Company, from phasing out trust preferred securities (“TruPS”) and cumulative perpetual preferred stock form Tier 1 capital. Capital instruments that were issued prior to May 19, 2010, by these institutions and that are currently in Tier 1 capital, including TruPS and cumulative perpetual preferred stock, are grandfathered in Tier 1 capital, subject to certain limits. More specifically, consistent with the current requirements, these instruments are limited to 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

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

In May 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was collected on September 30, 2009, and the Bank paid an additional assessment of $136,526.

In November 2009 the FDIC adopted a final rule that required insured institutions to prepay on December 31, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. For purposes of calculating the prepayment amount, the institution’s third quarter 2009 assessment base was increased quarterly at five percent annual growth rate through the end of 2012. In September 2009, the FDIC also increased annual assessment rates uniformly by three basis points beginning January 1, 2011. On December 31, 2009 the Bank prepaid estimated assessments of $1.3 million through the first quarter of 2012.

Bank Regulatory Agreement. On May 6, 2010, the Bank entered into a stipulation and consent to the issuance of a consent order with the FDIC and DFIS (the “Consent Order”). The Consent Order, among other things, requires the Bank to increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least 9% and its total capital as a percentage of risk-weighted assets at a minimum of 11% and to retain an independent third party to develop an analysis of the Bank’s management needs for the purpose of providing qualified management for the Bank.

Payment of Dividends by the Bank. There are state and federal requirements limiting the amount of dividends which the Bank may pay. Generally, a bank’s payment of cash dividends must be consistent with its capital needs, asset quality, and overall financial condition. Additionally, DFIS and the FDIC have the authority to prohibit the Bank from engaging in any business practice (including the payment of dividends) which they consider to be unsafe or unsound.

Under Michigan law, the payment of dividends is subject to several additional restrictions. The Bank cannot declare or pay a cash dividend or dividend in kind unless the Bank will have a surplus amounting to not less than 20% of its capital after payment of the dividend. The Bank will be required to transfer 10% of net income to surplus until its surplus is equal to its capital before the declaration of any cash dividend or dividend in kind. In addition, the Bank may pay dividends only out of net income then on hand, after deducting its losses and bad debts. These limitations can affect the Bank’s ability to pay dividends. As discussed above, the Consent Order requires the Bank to obtain the prior written consent of the FDIC and DFIS for the payment of dividends. During 2014, the Bank is not expected to pay dividends.

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

Reserve Requirement. Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their net transaction accounts. Effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. The current reserve requirements are as follows:

•	for transaction accounts totaling $13.3 million or less, a reserve of 0%; and
•	for transaction accounts in excess of $13.3 million up to and including $89.0 million, a reserve of 3%; and
•	for transaction accounts totaling in excess of $89.0 million, a reserve requirement of $2.271 million plus 10% of that portion of the total transaction accounts greater than $89.0 million.

The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve.

ITEM 1A. Risk Factors

This item is not required for smaller reporting companies.

ITEM 1B. Unresolved Staff Comments - None

ITEM 2. Properties

At December 31, 2013, we had five full service offices. At December 31, 2013, we owned all of our offices and the net book value of our investment in premises and equipment, excluding computer equipment, was $3.9 million. We believe that our current facilities are adequate to meet our present and immediately foreseeable needs.

The following table provides information regarding our office and other facilities:

Location	County	Owned/ Leased

Main Office
375 North Willowbrook Road	Branch	Owned
Coldwater, Michigan 49036

Branch Offices
365 N. Broadway	Branch	Owned
Union City, Michigan 49094

1 West Carleton Road	Hillsdale	Owned
Hillsdale, Michigan 49242

15975 West Michigan Avenue	Calhoun	Owned
Marshall, Michigan 49068

107 North Park	Calhoun	Owned
Marshall, Michigan 49068

Other Facilities
34 Grand Street (Garage)	Branch	Owned
Coldwater, Michigan 49036

24 Grand Street (Drive through)	Branch	Owned
Coldwater, Michigan 49036

87 Marshall Street	Branch	Owned
Coldwater, Michigan 49036

123 S. Main Street	Branch	Leased
Adrian, Michigan 49221

7055 Tower Road, Suite D	Branch	Leased
Battle Creek, Michigan 49014

113 W. Grand River, Suite A	Branch	Leased
Brighton, Michigan 48116

3496 Lake Lansing Road, Suite 120	Branch	Leased
East Lansing, Michigan 48823

700 Washington Avenue Suite 260	Branch	Leased
Grand Haven, Michigan 49417

1035 Laurence Avenue, Suite 5	Branch	Leased
Jackson, Michigan 40202

606 North 9th Street, Suite 9	Branch	Leased
Kalamazoo, Michigan 49009

402 North Wayne Street, Suite 3	Branch	Leased
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

ITEM 4.  Reserved

PART II

ITEM 5.   Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock commenced trading on September 19, 2012 on the OTCQB market place operated by the OTC Markets Group under the symbol “MCBF.” The table below shows the high and low sales prices of the common stock for the periods indicated, as reported on the NASDAQ Capital Market for periods prior to September 2012 and the OTCQB for periods after September 2012. For the years ended December 31, 2013 and 2012, the Company paid no dividends on common stock.

Year	Quarter ending	High	Low	Dividends

2012	March 31	$1.92	$1.05	$—
	June 30	$1.93	$0.95	$—
	September 30	$1.31	$0.80	$—
	December 31	$1.38	$0.67	$—
2013	March 31	$6.50	$3.85	$—
	June 30	$6.10	$3.00	$—
	September 30	$3.30	$2.91	$—
	December 31	$4.07	$2.65	$—

Actual prices not adjusted for reverse split.

Please refer to Note 13 to the Financial Statements for a discussion of certain restrictions which impact the Company’s ability to pay dividends. Because the Company has no significant operations, it depends upon dividends from the bank in order to pay dividends to its stockholders.

As of March 22, 2014, there were 8,660,147 shares of the Company’s common stock issued and outstanding and approximately 527 holders of record. The holders of record do include banks and brokers who act as nominees, each of whom may represent more than one stockholder.

The Company did not redeem equity securities during the fourth quarter of 2013.

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

	December 31,
	2013	2012	2011	2010	2009
Selected Financial Condition Data:	(In Thousands)

Total Assets	$170,967	$190,323	$208,106	$256,868	$283,204
Loans receivable, net	118,530	128,000	148,495	182,768	220,875
Investment securities, at carrying value	18,947	10,047	12,536	11,476	16,086
Fed Funds sold and overnight deposits	6,173	19,766	16,410	34,909	10,723
Deposits	149,555	169,460	174,185	206,028	213,368
Federal Home Loan Bank Advances	—	7,059	20,175	36,350	44,518
Equity	19,721	10,467	11,142	12,118	23,163

	December 31,
	2013	2012	2011	2010	2009
Selected Operations Data:	(In Thousands)

Total interest income	$7,378	$8,635	$10,486	$12,837	$15,836
Total interest expense	1,168	2,106	3,638	5,372	7,339
Net interest income	6,210	6,529	6,848	7,465	8,497
Provision for loan losses	437	(1,042)	733	11,602	13,349
Net interest income after provision for loan losses	5,773	7,571	6,115	(4,137)	(4,852)
Fees and service charges	2,064	2,126	2,311	2,496	2,682
Gains on sales of loans, mortgage-backed securities and investment securities	1,950	1,956	1,450	1,082	2,100
Other non-interest income	218	238	209	119	211
Total non-interest income	4,232	4,320	3,970	3,697	4,993
Total non-interest expense	12,161	12,244	10,337	10,237	20,085
Income (loss) before taxes	(2,156)	(353)	(252)	(10,677)	(19,944)
Income tax provision	38	—	101	205	(548)
Net income (loss)	$(2,194)	$(353)	$(353)	$(10,882)	$(19,396)

 ITEM 6.  Selected Financial Data, continued

	December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	-1.20%	-0.17%	-0.15%	-4.00%	-6.41%
Return on Equity (ratio of net income (loss) to average equity)	-20.51%	-3.40%	-2.92%	-59.86%	-46.88%
Interest rate spread information:
Average during period	3.62%	3.39%	3.04%	2.96%	2.94%
Net interest margin	3.63%	3.40%	3.04%	2.96%	3.10%
Ratio of operating expense to average total assets	6.67%	5.96%	4.32%	3.77%	6.64%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.15	1.12	1.10	1.07	1.06
Efficiency ratio	113.00%	106.09%	95.46%	88.26%	71.67%

Asset Quality Ratios:
Non-performing assets to total assets at end of period	1.42%	4.74%	6.34%	6.64%	6.50%
Non-performing loans to total loans,net	1.14%	6.07%	5.90%	7.70%	7.05%
Allowance for loan losses to non-performing loans	197.34%	39.06%	53.12%	48.67%	37.14%
Allowance for loan losses to loans receivable, net	2.25%	2.37%	3.14%	3.75%	2.62%

Capital ratios:
Equity to total assets at end of period	11.53%	5.50%	5.35%	4.67%	8.19%

Other data:
Number of full-service offices	5	5	5	5	6

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

Following the Bank’s 2010 Safety and Soundness examination, the Board of Directors of the Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Department of Financial and Insurance Services (“DFIS”). The Consent Order, which was effective May 6, 2010, requires among other things, that the Bank obtain the approval of the FDIC prior to paying a dividend. The Corporation’s ability to pay dividends is also currently prohibited by the Written Agreement entered into the Federal Reserve Bank of Chicago (the “FRB”). For details regarding the Written Agreement, refer to Note 14 in the financial statements.

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

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The valuation allowance may be reversed to income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. The realization of our deferred tax assets is largely dependent upon our ability to generate future taxable income. The Corporation had an $9.2 million tax valuation allowance as of December 31, 2013.

Management Strategy

Our primary focus is on increasing market share and profitability by incorporating the mission of making banking fun and easy and by helping our customers retire wealthy. Primary areas of growth will be residential mortgage origination, wealth management and core deposits. Commercial lending will center on loans guaranteed by the US Small Business Administration. We have now opened loan production offices (LPOs) in leased facilities at the following locations in Michigan; Kalamazoo, Grand Rapids, Battle Creek, Jackson, East Lansing, Brighton, and Adrian. We have also opened an LPO in Angola, Indiana. These locations provide residential mortgage services to customers in these markets, and will be a source for deposit gathering as we implement our mobile banking remote consumer deposit capture product. This product will allow consumers to make deposits into their accounts at the Bank by taking a photograph of a check using an IPhone or an Android based phone. We have also placed commercial lenders in the Grand Rapids and East Lansing LPOs. While incurring initial expenses for the build out of the leased spaces and for the hiring of residential loan originators, we anticipate that these LPOs will provide an increasing source of fee income for the Bank.

Continued emphasis will be placed on; 1) the development of a dynamic customer service and relationship model, 2) the reduction of non-performing and classified loans, 3) the prudent reduction of non-interest expenses, 4) the implementation of enhanced banking controls, policies and procedures and 5) the raising of capital sufficient to comply with regulatory requirements.

Changes in Financial Condition from December 31, 2012 to December 31, 2013

General.  Monarch’s total assets decreased $19.3 million, or 10.14%, to $171.0 million at December 31, 2013 compared to $190.3 million at December 31, 2012. The decline in assets is largely attributable to the decrease in loans which decreased from $128.0 million at December 31, 2012 to $118.5 at December 31, 2013.

Loans.   Loans remain our largest category of interest earning assets and the largest source of revenue. The net loan portfolio decreased $9.5 million, or 7.4%. Gross loans decreased $9.8 million, or 7.46%, from $131.3 million at December 31, 2012 to $121.5 million at December 31, 2013.

Commercial business loans decreased $2.3 million in 2013 as compared to 2012. Commercial real estate loans including multi family loans decreased $4.5 million due to scheduled maturities and normal repayment. With the hiring of two additional lenders in 2012, we anticipate growth in the commercial loan portfolio in 2014.

Residential loans decreased $8.5 million in 2013, primarily as a result of the migration of one to four family residential loans to the secondary market due to the attractive interest rates available. The decrease in home equity loans of $2.4 million from 2012 to 2013 is also mainly attributable to the refinancing activity seen in the residential market and the declining real estate values.

Installment loans or “Other loans” as categorized in Note 5 include primarily automobile and recreational vehicle loans. Construction and land development loans decreased $1.1 milion in 2013 mainly due to normal repayments. Please refer to Note 5 to our financial statements for additional information on the composition of our loan portfolio.

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

Loans are carried at an amount which management believes will be collected. A balance considered not collectible is charged against the allowance for loan losses. Net Charge-offs for loan losses were $800,000 for 2013 compared to $579,000 for 2012. We have seen a decrease in charge offs related to one to four family residential mortgages as a result of a decrease in foreclosure activity in 2013 and a recovery of $461,000 on the sale of a loan previously charged down. The decrease in charge off activity in 2012 was largely due to a significant recovery associated with the sale of a large commercial real estate credit.

A loan loss provision of $437,000 was recorded for 2013. The decreased level of provision for loan losses in 2013 was due to the decreased level of charge offs and nonperforming assets. After evaluating the level of the allowance for loan losses in the fourth quarter of 2012, and upon receiving the one-time recovery of the previously charged off loan, we reversed the provision for loan losses by $1.0 million in 2012.

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

Nonperforming assets decreased to $2.4 million as of December 31, 2013 from $9.0 million as of December 31, 2012, mainly due to decreases in non-performing loans. Total foreclosed assets were $1.2 million as of December 31, 2012 compared to $1.1 million as of December 31, 2013. Nonaccrual loans decreased as well in 2013, from $7.8 million as of December 31, 2012 to $1.3 million as of December 31, 2013. The decrease in nonaccrual loans is mainly attributable to the improvement in several larger commercial real estate loans which allowed the loans to be moved back to accruing status.

Impaired loans are commercial loans for which we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The average investment in impaired loans which are individually evaluated for impairment was $12.6 million during 2013 compared to $12.4 million during 2012. At December 31, 2013, total impaired loans were $19.0 million compared to $22.3 million as of December 31, 2012. Given the present state of the economy, we have determined that it is necessary to work with some borrowers to reduce potential losses to the Bank. At December 31, 2013, we had $17.5 million restructured loans where the borrower was in compliance with the terms of agreement or delinquent less than 90 days.

Securities. The Bank’s securities portfolio increased $8.9 million, or 88.58%, to $18.9 million at December 31, 2013 from $10.0 million at December 31, 2012. Securities were 11.08% of total assets at December 31, 2013 as compared to 5.28% at December 31, 2012. The increase was largely attributable to the purchase of several securities. The Bank invested mainly in agency notes and taxable municipalities in 2013. The yield on investment securities has decreased to 1.79% at December 31, 2013 from 1.88% for the same period a year ago. With the increase in securities we have continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Liabilities. The Bank’s deposits decreased $19.9 million, or 11.75%, to $149.6 million at December 31, 2013 compared to $169.5 million at December 31, 2012. This decrease was primarily in certificates of deposits which decreased $20.5 million. Brokered CDs decreased $2.0 million from $2.1 million at December 31, 2012 to $100,000 at December 31, 2013. The Bank has attempted to reduce its reliance on brokered and large, out of area CDs, although the success of this strategy is dependent on growing core deposits. Retail CD deposits decreased $11.5 million as longer term CDs matured during 2013 customers shifted their funds to other investment opportunities looking for a higher return. Money market accounts decreased $3.2 million. Demand deposit accounts, interest bearing checking accounts and savings accounts increased $3.8 million. The Bank expects its low cost core deposits to increase in the future as a result of strategies to attract more small business depositors and municipal depositors.

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

Federal Home Loan Bank advances decreased $7.1 million, or 100.0%, to $0 at December 31, 2013 from $7.1 million at December 31, 2012. We have used brokered certificates of deposit to diversify our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. For several years our strategy has been to replace borrowed funds and brokered CDs with lower cost core deposits. With the movement of customers from the stock market into more conservative types of investments including deposit products we have been able to take advantage of the shift and significantly reduce our reliance on whole sale funding. We expect this trend to continue even when customers move back to riskier types of investing due to the retention of staff specifically focused on building and broadening customer relationships.

Equity. Total equity amounted to $19.7 million at December 31, 2013 and $10.5 million at December 31, 2012, or 11.53% and 5.5%, respectively, of total assets at both dates. The increase in equity resulted from the capital raise completed in 2013 of $16.5 million, offset by losses of $2.2 million and dividend payments of $361,000, which consisted of dividends on the Preferred Stock.

On November 15, 2013, the Corporation completed its offering of 8,250,000 shares of its common stock. The shares were issued at a purchase price of $2.00 per share, for aggregate consideration of $16.5 million. Please refer to Note 15 for additional information regarding the transaction.

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

	Year Ended December 31,
	2013			2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)			(dollars in thousands)
Fed Funds and overnight deposits	$31,488	$52	0.17%	$28,401	$41	0.14%
Investment securities	12,665	227	1.79	14,374	270	1.88
Other securities	3,298	110	3.34	3,317	108	3.26
Loans receivable	123,489	6,989	5.66	146,121	8,216	5.62
Total earning assets	$170,940	$7,378	4.32	$192,213	$8,635	4.49

Demand and NOW accounts	$47,391	$8	0.02	$46,732	$8	0.02
Money market accounts	33,992	37	0.11	35,806	101	0.28
Savings accounts	24,201	12	0.05	22,803	16	0.07
Certificates of deposit	57,473	902	1.57	73,267	1,396	1.91
Federal Home Loan Bank advances	5,025	209	4.16	13,268	585	4.41
Total interest bearing liabilities	$168,082	1,168	0.69	$191,876	2,106	1.10
Net interest income		$6,210			$6,529
Net interest spread			3.62%			3.39%
Net interest margin			3.63%			3.40%

(1)	Calculated net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the average outstanding balance.

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

	Year Ended December 31,
	2013 vs. 2012
				Total
	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$5	$4	2	11
Investment securities	$(12)	$(32)	1	(43)
Other securities	$3	$(1)	0	2
Loans receivable	$54	$(1,273)	(8)	(1,227)
Total interest-earning assets	$50	$(1,302)	$(5)	$(1,257)

Interest-bearing liabilities
Demand and NOW accounts	$(0)	$0	(0)	—
Money market accounts	$(62)	$(5)	3	(64)
Savings accounts	$(5)	$1	(0)	(4)
Certificates of deposit	$(246)	$(301)	53	(494)
Federal Home Loan Bank advances	$(33)	$(363)	20	(376)
Total interest-bearing liabilities	$(346)	$(668)	$76	$(938)
Net interest income				$(319)

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

General. The Bank reported a net loss of $2.2 million for the year ended December 31, 2013 and a net loss of $353,000 for the year ended December 31, 2012.

Net Interest Income. Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. Net interest income before provision for loan losses decreased to $6.2 million for 2013 compared to $6.5 million in 2012.

Net interest margin (the ratio of net interest income to average earning assets) is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Our net interest margin has increased from 3.40% in 2012 to 3.63% in 2013. The increase from 2012 to 2013 is primarily due to the repayment of high cost wholesale funds.

Interest Income. Total interest income in 2013 decreased $1.3 million primarily due to a decline in outstanding average earning assets and the low interest rates consistent since 2010. This followed a $1.9 million decrease in 2012 which is also attributable to declining interest rates. In 2013 the decline in average balances significantly offset the decline in average yield on earning assets.

Interest Expense. Total interest expense decreased $938,000 in 2013 compared to 2012. This followed a decrease of $1.5 million in 2012. The decrease in 2012 and 2013 was primarily the result of a reduction in the rates we paid on deposits and significantly lower certificate of deposit and Federal Home Loan Bank advance balances. Principally reflecting a 41 basis point decrease in the cost of time deposits between the periods, which was primarily due to continuing low market interest rates. As a result, our average cost of funds, including the effect of interest-free demand deposits, decreased to .69% in 2013 from 1.10% in 2012. In the past the Bank has had difficulty in reducing its cost of funds because of increased market rates for CDs and further competition for money market deposits which has also resulted in higher rates being paid. Growing lower cost core deposits remains a challenge in our current market area. Our reliance on money market accounts, internet CDs and FHLB borrowings continues to have an impact on our higher cost of funds.

Provision for Loan Losses. The Bank recorded $437,000 for provision for loan losses for the year ended 2013 compared to the reverse provision for loan losses of $1.0 million recorded in 2012. The reverse provision was due to a one-time recovery on a previously charged off loan.

The provision in 2013 was a result of the continued low level of net charge-offs in the amount of $800,000 as of December 31, 2013 compared to $579,000 as of December 31, 2012 and decreased loan delinquencies at December 31, 2013 as compared to December 31, 2012. Nonperforming assets which include loans that are nonaccrual and real estate in judgment and other repossessed property decreased to 1.42% of assets at December 31, 2013 compared to 4.74% at December 31, 2012. These levels have been elevated over the previous two years (see “Selected Financial and Other Data” and Credit Risk”). Please refer to Note 5 to our financial statements for additional information on our provision for loan losses.

Non-interest Income. Non-interest income decreased to $4.2 million for the year ended December 31, 2013 compared to $4.3 million for the same period in 2012 largely due to an decrease in fees and service charges. Non-interest income increased to $4.3 million in 2012 primarily due to an increase in gain on sale of loans.

Fees and service charges were $1.6 million for 2013 and $1.7 million for 2012. The decline in fees and service charges is a mainly result of a decline in income for the Bounce Protection Program. Income from the Bounce Protection Program has decreased from $969,000 in 2012 to $869,000 in 2013 due to decreased customer usage. Future increases in this source of income are dependent on the Bank increasing the number of checking account customers. Management does not expect significant increases in Bounce Protection income from its existing customer base due to the increased regulatory changes that became effective July 1, 2010.

Gain on sale of loans remained relatively unchanged at $1.9 million in 2012 and 2013. The elevated level of gain on sale of loans in 2012 and 2013 was largely due to the falling rate environment which generated a significant amount of one to four family residential mortgage refinancing and the company’s emphasis on mortgage lending. Loan servicing income increased to $441,000 in 2013 from $413,000 in 2012. Our strategy, which began in 2007, has been to sell as many of the residential mortgage originations as possible to manage the Bank’s interest rate risk, credit risk and liquidity.

Other income decreased slightly to $218,000 in 2013 compared to $238,000 in 2012. The decrease was due to decreases on the gain on the sale of foreclosed assets and earnings on life insurance, offset by an increase in investment service income . The gain on the sale of foreclosed property decreased $54,000 in 2013 compared to 2012. The Bank does occasionally experience a gain on sale of foreclosed property, as it has become increasingly more conservative in valuing these properties upon acquisition. Management expects 2014 to be comparable to prerecession periods in terms of foreclosure activity and thus modest potential gains or losses on subsequent sales of the foreclosed properties. Earnings on life insurance decreased $12,000 in 2013 when compared to 2012. Investment services income increased $49,000 in 2013 when compared to 2012 as financial advisors assist the Bank’s customers in the management and investment of their funds in non-FDIC insured products and services through a new partnership with San Antonio, Texas based Investment Professionals, Inc., who will provide sales, research and compliance services to financial advisors operating under the name of Monarch Investment Services. All other income decreased $3,000 in 2013 as compared to the same period in 2012.

Non-interest Expense. Non-interest expense decreased $83,000 to $12.161 million in 2013 from $12.244 million in 2012. The decrease in non-interest expense in 2013 was primarily due to decreases in professional services and repossessed property expense offset by increases in salaries and employee benefits and occupancy and equipment expense associated with the hiring of additional staff for the new mortgage loan offices.

Repossessed property expense decreased $435,000 to $385,000 in 2013 from $820,000 in 2012 primarily due to a decreased level of properties. Management continues to focus on better management of properties during the holding period and better sales efforts that have led to shorter holding periods.

Professional services expenses decreased to $706,000 in 2013 compared to $902,000 in 2012. The decrease was due to decreased legal fees associated with problem loans.

Salaries and employee benefits expense increased to $6.2 million in 2013 from $5.7 million in 2012. The increase in personnel expense was primarily attributable to the addition of loan originators for the new offices opened during the year.

Occupancy and equipment expense increased $90,000 to $1.2 million in 2013 compared to $1.1 million in 2012 primarily due to the additional costs associated with the additional offices for the Loan production offices. All other expenses increased $11,000 in 2013 when compared to 2012.

Federal Income Taxes. Our effective tax rate for purposes of the tax provision was -1.76% in 2013 compared to 0% in 2012. The difference between the effective tax rates and the federal corporate income tax rate of 34% is attributable to the uncertainty of the Corporation’s ability to utilize tax benefits generated during the year.

Liquidity and Commitments

We are required to maintain appropriate levels of liquid assets under FDIC regulations. Appropriate levels are determined by our Board of Directors and Management and are included in our asset and liability management policy. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. We have maintained liquidity at levels above those believed to be adequate to meet the requirements of normal operations, including new loan funding and potential deposit outflows. At December 31, 2013, our liquidity ratio, which is our liquid assets as a percentage of total deposits less certificates of deposit maturing in more than one year and increased by borrowings maturing in one year or less, was 13.7%. This level of liquidity is higher than that maintained last year. Management has taken steps to increase liquidity and is confident it will be able to effectively address the Bank’s liquidity needs.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in overnight deposits, including fed funds, and short-term treasury and governmental agency securities. On a longer term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $26.1 million. Based on historical experience, management believes that a significant portion of these certificates of deposit can be retained by continuing to pay competitive interest rates.

If necessary, additional funding sources include additional deposits (including core deposits) and Federal Home Loan Bank advances. Based on current collateral levels, at December 31, 2013,the Bank could borrow an additional $25.5 million from the Federal Home Loan Bank at prevailing interest rates. We anticipate we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments. For the year ended December 31, 2013, the Bank had a net decrease in cash and cash equivalents of $13.4 million as compared to a net increase of $4.6 million for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

At December 31, 2013, the total unused commercial and consumer lines of credit were $7.4 million and there were no outstanding commitments under letters of credit. At December 31, 2012, the total unused commercial and consumer lines of credit were $8.6 million and there were no outstanding commitments under letters of credit.

The Corporation has no arrangements with any other entities that have or are reasonably likely to have a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Corporation actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Note 13 to the Financial Statements details the capital position of the Bank as well as the capital levels necessary to remain well capitalized. At December 31, 2013 the equity to assets ratio of the Company was 11.5%. See also “Regulatory Orders” below.

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

Following the Bank’s most recent Safety and Soundness examination, the Bank’s Board of Directors stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Department of Financial and Insurance Services. The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition. The Consent Order, among other things, requires the following:

•	The Bank is required to have and retain qualified management.
•	The Bank is required to retain an independent third party to develop an analysis and assessment of the Bank’s management needs for the purpose of providing qualified management for the Bank.

•	The board of directors is required to assume responsibility for the supervision of all of the Bank’s activities.
•	The Bank must increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least nine percent and its total capital as a percentage of risk-weighted assets at a minimum of eleven percent.

•	The Bank is required to charge off any loans classified as loss.
•	The Bank may not extend credit to borrowers that have had loans with the Bank that were classified substandard, doubtful or special mention without prior board approval.

•	The Bank may not extend credit to borrowers that have had loans charged off or classified as loss.
•	The Bank is required to adopt a plan to reduce the Bank’s risk position in each asset in excess of $250,000 which is more than sixty days delinquent or classified substandard or doubtful.

•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and DFIS.
•	Prior to submission or publication of all Reports of Condition, the board is required to review the adequacy of the Bank’s allowance for loan losses.

•	The Bank is required to adopt written lending and collection policies to provide effective guidance and control over the Bank’s lending function.
•	The Bank is required to implement revised comprehensive loan grading review procedures.

•	Within sixty days of the Consent Order, the Bank was required to adopt a written profit plan and comprehensive budget.
•	Within sixty days of the Consent Order, the Bank was required to adopt a written plan to manage concentrations of credit in a safe and sound manner.

•	Within sixty days of the Consent Order, the Bank was required to formulate a written plan to reduce the Bank’s reliance on brokered deposits.
•	While the Consent Order is in effect, the Bank is required to prepare and submit quarterly progress reports the FDIC and DFIS.

Since stipulating to the terms of the Consent Order, we have made substantive progress in implementation of provisions identified within the Consent Order. The Bank believes that it is in compliance with all of the terms of the Consent Order.

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

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase Monarch’s interest rate risk position somewhat in order to maintain the net interest margin. In addition, in an effort to manage our interest rate risk and liquidity, in 2013 and 2012 we sold $54.8 million and $53.4 million, respectively, of fixed-rate, one-to-four family mortgage loans in the secondary market. We expect to continue to sell a significant portion of our originated long term, fixed-rate, one-to-four family loans but may retain some portion of our 15 year and shorter, fixed-rate loans.

Monarch uses an internally generated model that uses scenario analysis to evaluate the IRR exposure of the Bank by estimating the sensitivity of the Bank’s portfolios of assets, liabilities, and off-balance sheet contracts to changes in market interest rates. The information presented in the following table presents the expected change in Monarch’s net portfolio value at December 31, 2013 that would occur upon an immediate change in interest rates.

Change in Interest Rates
Basis Points (“bp”)				Net Portfolio Value as %
(Rate Shock in Rates) (1)	Net Portfolio Value			of Present Value of Assets

	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	20,004	-1,648	-8%	12.21%	-30	bp
+ 200 bp	20,210	-1,441	-7%	12.07%	-44	bp
+100 bp	20,665	-987	-5%	12.12%	-39	bp
0 bp	21,652	0	0%	12.51%	0	bp
-100 bp	23,301	1,650	8%	13.26%	75	bp
-200 bp	25,725	4,073	19%	14.41%	190	bp
-300 bp	28,197	6,545	30%	15.56%	3.05	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Based on the data from the model,management believes that the Bank’s IRR level remains minimal.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes to interest rates as of December 31, 2013. The Company had no derivative instruments, or trading portfolio as of that date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the contractual maturity dates for expectations of repayments. Expected maturity date values for non-maturity, interest bearing deposits were based on the opportunity for repricing.

						2019 and		Fair Value
	2014	2015	2016	2017	2018	beyond	Total	12/31/2013
Rate-sensitive assets
Fed funds and overnight deposits	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate

Securities	$992	$249	$2,424	$1,430	$2,726	$12,861	$20,682	$20,682
Average interest rate	1.36%	0.85%	1.02%	1.09%	2.41%	2.97%

Gross loans	$3,587	$14,456	$11,755	$13,270	$21,643	$56,740	$121,451	$123,427
Average interest rate	6.41%	6.60%	6.89%	6.55%	6.06%	6.17%

Rate-sensitive liabilities
Savings & interest-bearing demand deposits	$84,154	$—	$—	$—	$—	$—	$84,154	$84,154
Average interest rate	0.04%

Certificates of deposit	$26,058	$11,621	$4,001	$2,776	$2,339	$—	$46,795	$47,309
Average interest rate	0.74%	$1.44%	1.10%	0.98%	0.94%	0.00%

FHLB advances	$—	$—	$—	$—		$—	$—	$—
Average interest rate

ITEM 8. Financial Statements and Supplementary Data

See Financial Statement file.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain income and expense and per share data on a quarterly basis for the three-month periods indicated

	Year Ended December 31, 2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share
Interest income	$1,951	$1,835	$1,836	$1,756
Interest expense	375	332	283	178
Net interest income	1,576	1,503	1,553	1,578
Provision for loan losses	—	386	51	—
Net interest income after provision for loan losses	1,576	1,117	1,502	1,578

Noninterest income	1,218	1,286	1,029	699
Noninterest expense	3,122	3,188	3,178	2,673

Income before income taxes	(328)	(785)	(647)	(396)
Income tax expense	—	38	—	—
Net Income	$(328)	$(823)	$(647)	$(396)

Dividends and amortization of discount on preferred stock	99	105	107	50
Net Income available to common stock	$(427)	$(928)	$(754)	$(446)

Earnings per share:
Basic	$(1.06)	$(2.31)	$(1.87)	$(0.10)
Diluted	$(1.06)	$(2.31)	$(1.87)	$(0.10)

	Year Ended December 31, 2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(Dollars in thousands, except per share
Interest income	$2,305	$2,204	$2,101	$2,025
Interest expense	633	564	495	414
Net interest income	1,672	1,640	1,606	1,611
Provision for loan losses	28	24	5	(1,099)
Net interest income after provision for loan losses	1,644	1,616	1,601	2,710

Noninterest income	840	1,163	1,030	1,287
Noninterest expense	2,885	3,053	3,144	3,162

Income before income taxes	(401)	(274)	(513)	835
Income tax expense	—	—	—	—
Net Income	$(401)	$(274)	$(513)	$835

Dividends and amortization of discount on preferred stock	100	98	102	88
Net Income available to common stock	$(501)	$(372)	$(615)	$747

Earnings per share:
Basic	$(0.25)	$(0.19)	$(0.31)	$0.38
Diluted	$(0.25)	$(0.19)	$(0.31)	$0.38

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

An evaluation of the Registrant’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2013 was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Registrant’s senior management. The Registrant’s Chief Executive Officer and Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Registrant’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Monarch Community Bancorp, Inc. and Subsidiaries assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Dated: March 31, 2014

Richard J. DeVries
President and Chief Executive Officer

Rebecca S. Crabill
Executive Vice President and Chief Financial Officer

ITEM 9B. Other Information – Not Applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2014, under the captions “Item 1. Election of Directors”, “The Audit Committee”, “Audit Committee Financial Expert”, “Compliance with Section 16”, “Code of Conduct”, and “Role and Composition of the Board of Directors”,a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2014, under the caption “Executive Compensation”,a copy of which will be filed not later than 120 days after the close of the fiscal year. The “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation”,are not required for smaller reporting companies.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders, to be held in May 2014, under the captions “Security Ownership of Shareholder Holding 5% or More” and “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Officers as a Group”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	11,967	35.24	34,321
Equity compensation plans not approved by security holders	—	—	—
(1)	Includes 2003 Stock Option and Incentive Plan and 2003 Recognition and Retention Plan approved at the 2003 Annual Meeting of Shareholders

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in May 2014, under the captions “Transactions with Certain Related Persons” and “Role and Composition of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders, to be held in May 2014, under the caption “Item 2. Ratification of Auditors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

MONARCH COMMUNITY BANCORP, INC.

Dated: March 31, 2014	By:	/s/ Richard J. DeVries
Richard J. DeVries, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard J. DeVries	President and Chief Executive Officer	March 31, 2014
Richard J. DeVries	(Principal Executive Officer)

/s/ Stephen M. Ross	Chairman of the Board	March 31, 2014
Stephen M. Ross

/s/ Rebecca S. Crabill	Executive Vice President and Chief Financial Office	March 31, 2014
Rebecca S. Crabill	(Principal Financial and Accounting Officer)

/s/ Harold A. Adamson	Director	March 31, 2014
Harold A. Adamson

/s/ Karl F. Loomis	Director	March 31, 2014
Karl F. Loomis

/s/ James W. Gordon	Director	March 31, 2014
James W. Gordon

/s/ Martin L. Mitchel	Director	March 31, 2014
Martin L. Mitchell

/s/ Craig W. Dally	Director	March 31, 2014
Craig W. Dally

/s/ Richard L. Dobbins	Director	March 31, 2014
Richard L. Dobbins

Exhibit Index

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3.1 (i)	Registrant’s Articles of Incorporation	*
3.1 (ii)	Articles Supplementary (Incorporated by reference from Form 8-K filed 2/9/09)
3.2 (i)	Registrant’s Bylaws( Incorporated by reference from Form 8-K filed on 12/23/09)
4.1	Registrant’s Specimen Stock Certificate	*
4.2	Warrant to Purchase 260,962 shares of Common Stock issued to the U.S. Treasury (Incorporated by reference from Form 8-K filed on 2/12/09)
10.1	Management Continuity Agreement between Monarch Community Bancorp, Inc. and Andrew J. Van Doren (incorporated by reference from Form 8-K filed on 12/21/2004)
10.2	Registrant’s Employee Stock Ownership Plan	*
10.3	Registrant’s 2003 Stock Option and Incentive Plan	**
10.4	Registrant’s Recognition and Retention Plan	**
10.5	Form of Stock Option Agreement	***
10.6	Management Continuity Agreement with Rebecca S. Crabill (Incorporated by reference from Form 8-K filed on 02/27/08)
10.7	Letter Agreement dated February 6, 2009 including the Securities Purchase Agreement –Standard Terms Incorporated by reference therein between the Company and the U.S. Treasury (incorporated by reference from Form 8-K filed on 2/12/09)
10.8	Form of Waiver of Senior Executive Officers (incorporated by reference from Form 8-K, filed on 2/12/09)
10.9	Form of Amendment Agreement (incorporated by reference from Form 8-K filed on 2/12/09)
10.10	Amendment to Employment Agreement with Andrew J. Van Doren (incorporated by reference from Annual Report on Form 10-K for the year ended December 31,2008)
10.11	Amendment to Employment Agreement with Rebecca S. Crabill (incorporated by reference from Annual Report on Form 10-K for the year ended December 31,2008)
10.12	Consent Order with DFIS and the FDIC (incorporated by reference from Form 8-K filed on 5/2/10).
10.13	Employment term sheet with Richard J. DeVries (incorporated by reference from Form 8-K filed on 7/16/10).
10.14	Written agreement with the FRB (incorporated by reference from Form 8-K filed on 9/27/10).
11	Statement re computation of per share earnings	See Note 1 of the Notes to Consolidated Financial Statements contained in this report
12	Statements re computation of ratios	None
13	Annual Report to Security Holders	Not required
14	Registrant’s Code of Conduct	14
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of the registrant	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Plante & Moran, PLLC	23
24	Power of Attorney	Not required
31.1	Rule 13a-14(a) Certification of the Company’s President and Chief Executive Officer	31.1
31.2	Rule 13a-14(a) Certification of the Company’s Chief Financial Officer	31.2
32	Section 1350 Certification.	32
99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer	99.1
99.2	31 C.F.R Section 30.15 Certification of Principal Financial Officer	99.2

________________________

*Filed on March 27, 2002 as an exhibit to the Registrant’s Registration Statement on Form SB-2 (File No. 333-85018), and incorporated herein by reference.

**Filed on March 19, 2003 as part of the Registrant’s Schedule 14A (File No. 000-49814), and incorporated by reference

***Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2004

Monarch Community Bancorp, Inc. and Subsidiaries

 Report of Independent Registered Public Accounting Firm

Board of Directors

Monarch Community Bancorp, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each year in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monarch Community Bancorp, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each year in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Grand Rapids, Michigan

March 27, 2014

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$9,218	$8,978
Federal Home Loan Bank overnight time and
other interest bearing deposits	6,173	19,766

Total cash and cash equivalents	15,391	28,744

Securities - Available for sale (Note 4)	18,947	10,047
Certificates of Deposit	1,736	1,981
Other securities (Note 4)	3,370	3,370
Loans held for sale	415	2,045
Loans, net (Note 5)	118,530	128,000
Foreclosed assets, net (Note 7)	1,068	1,244
Premises and equipment (Note 8)	3,880	3,980
Core deposit (Note 3)	—	107
Other assets (Notes 6 and 11)	7,630	10,805
Total assets	$170,967	$190,323

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$18,606	$17,610
Interest-bearing (Note 9):	130,949	151,850

Total deposits	149,555	169,460

Federal Home Loan Bank advances (Note 10)	—	7,059
Accrued expenses and other liabilities (Note 16)	1,691	3,337

Total liabilities	151,246	179,856

Stockholders’ Equity (Notes 13 ,14 , 15 and 20)
Preferred stock-$.01 par value, 5,000,000 shares authorized, 0 and 6785 shares issued and outstanding at December 31, 2013 and 2012, respectively, fixed rate cumulative perpetual preferred stock, series A, $1,000 per share liquidation preference..	—	6,773
Common stock - $0.05 par value, 20,000,000 shares authorized, 8,660,147 and 410,147 shares issued and outstanding at December 31, 2013 and 2012, respectively, adjusted for 1:5 split.	433	20
Additional paid-in capital	39,344	20,994
(Accumulated deficit)	(19,630)	(17,075)
Accumulated other comprehensive income (loss)	(152)	122
Unearned compensation	(274)	(367)
Total stockholders’ equity	19,721	10,467
Total liabilities and stockholders’ equity	$170,967	$190,323

See Notes to Consolidated Financial Statements.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Operations
(000s omitted)

	Year Ended December 31,
	2013	2012
Interest Income
Loans, including fees	$6,989	$8,216
Investment securities	337	378
Federal funds sold and overnight deposits	52	41
Total interest income	7,378	8,635
Interest Expense
Deposits	959	1,521
Federal Home Loan Bank advances	209	585
Total interest expense	1,168	2,106
Net Interest Income	6,210	6,529
Provision for Loan Losses (Note 5)	437	(1,042)
Net Interest Income (Loss) After Provision for Loan Losses	5,773	7,571
Noninterest Income
Fees and service charges	1,623	1,713
Loan servicing fees	441	413
Net gain on sale of loans	1,947	1,944
Net gain (loss) on sale of investment securities (Note 4)	3	12
Other income (Note 7)	218	238
Total noninterest income	4,232	4,320
Noninterest Expense
Salaries and employee benefits (Note 16, 20 and 21)	6,217	5,748
Occupancy and equipment (Note 8)	1,178	1,088
Data processing	936	797
Mortgage banking	431	442
Professional services	706	902
Amortization of intangible assets (Note 3)	107	142
NOW account processing	193	191
ATM/Debit card processing	231	273
Repossessed property expense (Note 7)	385	820
Other general and administrative	1,777	1,841
Total noninterest expense	12,161	12,244
(Loss) - Before income taxes	(2,156)	(353)
Income Taxes (Note 11)	38	—

Net (Loss)	$(2,194)	$(353)
Dividends and accretion of discount on preferred stock	$361	$388
Net (Loss) available to common stockholders	$(2,555)	$(741)

Comprehensive Income
Net Income	$(2,194)	$(353)
Change in unrealized gain on securities, net of tax	$(275)	$37
Less: reclassification adjustment for securities’ gain realized in net income, net of taxes	1	8
Comprehensive Income (Loss)	$(2,468)	$(308)

Earnings (Loss) Per Share (adjusted for 1:5 split)
Basic	$(1.74)	$(1.85)
Diluted	$(1.74)	$(1.85)

See Notes to Consolidated Financial Statements.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholder’s Equity

(000s omitted)

	Preferred Stock Number of Shares	Amount	Common Stock Number of Shares	Amount	Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
Balance - January 1, 2012	6,785	$6,762	410,147	$20	21,077	$(16,334)	$77	$(460)	$11,142

Allocation of ESOP shares (Note 20)					(83)			93	10
Net (Loss)						(353)			(353)
Other comprehensive loss							45		45
Dividends on preferred stock and accretion of discount	—	11	—	—	—	(388)	—	—	(377)
Balance - December 31, 2012	6,785	$6,773	410,147	$20	$20,994	$(17,075)	$122	$(367)	$10,467

Issuance of common stock in exchange for preferred stock, warrants, and accrued dividends and interest (Note 15)	(6,785)	(6,785)	2,272,601	114	8,166				1,495
Issuance of common stock net of costs of $1.4 million.			5,977,399	299	10,252				10,551
Allocation of ESOP shares (Note 20)					(68)			93	25
Net (Loss)						(2,194)			(2,194)
Other comprehensive loss							(274)		(274)
Dividends on preferred stock and accretion of discount	—	12	—	—	—	(361)	—	—	(349)
Balance - December 31, 2013	—	$—	8,660,147	$433	$39,344	$(19,630)	$(152)	$(274)	$19,721

See Notes to Consolidated Financial Statements.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net (loss)	$(2,194)	$(353)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,016	1,087
Provision for loan loss	437	(1,042)
Writedown on foreclosed assets	607	1,320
Gain on sale of foreclosed assets	(15)	(68)
Mortgage loans originated for sale	(53,192)	(54,732)
Proceeds from sale of mortgage loans	54,822	53,340
Gain on sale of mortgage loans	(1,947)	(1,944)
Earned stock compensation	25	10
Net change in:
Accrued interest receivable	79	(70)
Other assets	2,765	(2,907)
Accrued expenses and other liabilities	(37)	810
Net cash provided by (used in) operating activities	2,366	(4,549)
Cash Flows From Investing Activities
Activity in available-for-sale securities:
Purchases	(12,011)	(2,591)
Proceeds from sale of securities	80	255
Proceeds from maturities of securities	2,550	4,820
Net change in Certificates of Deposit	247
Loan originations and principal collections, net	8,625	18,266
Proceeds from sale of foreclosed assets	1,873	7,056
Purchase of premises and equipment	(309)	(395)
Net cash provided by investing activities	1,055	27,411
Cash Flows From Financing Activities
Net decrease in deposits	(19,905)	(4,725)
Dividends paid	(361)	(388)
Repayment of FHLB advances	(7,059)	(13,116)
Issuance of common stock	10,551	—
Net cash (used in) financing activities	(16,774)	(18,229)
Net (Decrease) Increase in Cash and Cash Equivalents	(13,353)	4,633
Cash and Cash Equivalents - Beginning	28,744	24,111
Cash and Cash Equivalents - End	$15,391	$28,744

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

Monarch Community Bank provides a broad range of banking services to its primary market area of Branch, Calhoun and Hillsdale counties in Michigan. The Bank operates five full service offices. The Bank owns 100% of First Insurance Agency. The Bank also owns a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units. The limited partnership has minimal effect on the financial statements of the Corporation.

On June 3, 2006, the Corporation completed the conversion of the Bank from a federally chartered stock savings institution to a Michigan state chartered commercial bank. As a result of the conversion, the Corporation became a federal bank holding company regulated by the Board of Governors of the Federal Reserve and the Bank became regulated by the Michigan Department of Financial and Insurance Services (“DFIS”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to the conversion, both the Corporation and the Bank had been regulated by the Office of Thrift Supervision. Please refer to Note 15 for additional information on shareholder’s equity.

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Monarch Community Bancorp, Inc., Monarch Community Bank, and First Insurance Agency, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates -The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, identification and valuation of impaired loans, valuation of the mortgage servicing asset, valuation of investment securities, valuation of deferred taxes, and the valuation of the foreclosed assets.

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

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents - For the purpose of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits and overnight time deposits with the Federal Home Loan Bank and fed funds sold. The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2013 and 2012, these reserve balances amounted to approximately $777,000 and $740,000, respectively.

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

The Corporation enters into agreements under which it agrees to extend credit to a borrower under certain specified terms and conditions, including a specified interest rate and maximum loan amount. Under these Interest Rate Lock Commitments (IRLCs), the Corporation commits to lend funds to a potential borrower (subject to the bank’s final approval of the loan) on a fixed or adjustable rate basis, regardless of whether interest rates change in the market; or the borrower can agree to let the interest rate fluctuate with changing market conditions.

The Corporation enters into Delivery Commitments with investors at the time it makes an interest rate lock commitment to a borrower. The Corporation’s mandatory commitments to sell loans with investors whereby the agreed-upon price for the loan or group of loans is determined prior to the sale of the loans. These commitments typically have expiration dates of 15-45 days and contain pair-off fee provisions if loans are not delivered timely. The Company does not designate these derivatives as hedging instruments and, accordingly, recognizes the change in fair value in earnings. The fair value for mandatory forward sale commitments is based on current market value prices versus the committed prices.

Changes in the fair value of an Interest rate lock commitment (IRLC) must be measured and reported in financial statements and regulatory reports. The carrying value of the IRLC, based on its fair value, should be accounted for as an adjustment to the basis of the loan when the loan is funded. The amount is not amortized according to FASB ASC paragraph 948-310-25-3. Therefore the value of the IRLC at closing directly impacts the gain (loss) realized upon the sale of the loan.

Loans -The Corporation grants mortgage, commercial and consumer loans to customers. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

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

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Troubled Debt Restructuring - Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructure (TDR). A loan is a TDR when the Corporation, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Corporation would not otherwise consider. To make this determination, the Corporation must determine whether (a) the borrower is experiencing financial difficulties and (b) the Corporation granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

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

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Other Intangible Assets -Other intangible assets consist of core deposit, acquired customer relationship intangible assets arising from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives. See further discussion of intangible assets in Note 3.

Income Taxes -We record income tax expense based on the amount of taxes due on our tax return plus the change in deferred taxes, computed based on the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

The components of other comprehensive income and related tax effects are as follows (000s omitted):

	2013	2012

Change in unrealized holding gain on available-for-sale securities	$(415)	$80
Reclassification adjustment for (gains) realized in income	(3)	(12)
Net unrealized gains (losses)	$(418)	$68
Tax effect	144	(23)

Net-of-tax amount	$(274)	$45

(Loss) Per Common Share - Basic (loss) per share represents (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate to outstanding stock options, Recognition and Retention Plan shares and warrants, and are determined using the treasury stock method. The Company consummated a one-for-five reverse stock split which was effective May 28, 2013. As a result of the reverse stock split, the number of outstanding common shares were reduced from 2,049,485 to 409,897, subject to adjustment for fractional shares. The reverse stock split did not effect any stockholder’s ownership percentage of Monarch’s common shares, except to the limited extent that the reverse stock split resulted in any stockholder owning a greater number of shares as a result of the rounding up of fractional shares to the nearest whole share. A total of 250 shares were issued as a result of the fractional shares.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below after giving effect to the Company’s March 28, 2013 one-for-five reverse stock split, (000s omitted except per share data):

		Adjusted
		EPS
	2013	2012
Basic (loss) per share
Numerator:
Net (loss)	$(2,194)	$(353)
Dividends and accretion of discount on preferred stock	361	388
Net (loss) available to common stockholders	(2,555)	(741)
Denominator:
Weighted average common shares outstanding	1,472	410
Less: Average unallocated ESOP shares	(7)	(9)
Less: Average non-vested RRP shares	—	—
Weighted average common shares outstanding for basic earnings per share	1,465	401

Basic (loss) per share	$(1.74)	$(1.85)

Diluted (loss) per share
Numerator:
Net (loss) available to common stockholders	(2,555)	(741)

Denominator:

Weighted average common shares outstanding	1,465	401
Add: Dilutive effects of assumed exercises of stock options	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—
Weighted average common shares and dilutive potential common shares outstanding	1,465	401

Diluted (loss) per share	$(1.74)	$(1.85)

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

At December 31, 2013 and 2012 stock options and warrants not considered in computing diluted earnings per share because they were antidilutive, totaled 11,967 and 82,760, respectively(after giving effect to the Company’s March 28, 2013 one-for-five reverse stock split).

Employee Stock Ownership Plan (ESOP) -Compensation expense is recognized as ESOP shares are committed to be released. Allocated and committed to be released ESOP shares are considered outstanding for earnings per share calculation based on debt service payments. Dividends declared on allocated ESOP shares are charged to retained earnings. Dividends declared on unallocated ESOP shares are used for debt service. The Corporation has committed to make contributions to the ESOP sufficient to service the debt to the extent not paid through dividends. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Stock Based Compensation -All companies measure the cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options granted and recognized over the employee service period, which is usually the vesting period for the options. The effect on the Corporation’s net income will depend on the level of future option grants and the calculation of the fair value of the options granted, as well as the vesting periods provided.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements –

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (2013-02)

In 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) N. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for reporting periods beginning after December 15, 2013. This update was applied in other comprehensive income disclosure.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (2013-11)

In 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) N. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update provides additional guidance related to the presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryfoward. Except for when a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. We do not expect the update to have a material effect on our financial statements.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (2014-04)

The amendments in this Update clarify that an in substance repossession or foreclosures occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective method. We do not expect the update to have a material effect on our financial statements.

Supplemental Cash Flow Information (000s omitted)

	December 31,
	2013	2012

Cash paid for:
Interest	$1,083	$2,041
Income taxes	$—	$—

Noncash investing activities
Loans transferred to real estate in judgment	$1,142	$3,725
Real estate in judgment transferred to real estate owned	$2,200	$2,093
Noncash financing activities
Impact of conversion of Preferred stock, warrants and accrued, unpaid dividends to common stock	$1,495	$—

Reclassifications – Certain prior year amounts have been reclassified to conform with current year presentation.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Management’s Plan (Unaudited)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.

The Corporation recorded net losses to common shareholders of $2.6 million in 2013 and $741,000 in 2012. The loss in 2013 was attributable to a decline in net interest income as the bank continued to shrink the balance sheet to manage capital levels and ratios. The loss in 2012 was largely attributable to the cost of operations, including the impact of opening the mortgage loan production offices. During 2013 and 2012 the Corporation recorded provisions for loan losses of $437,000 and ($1.0) million, respectively. The ($1.0) million provision in 2012 was due principally to a one-time recovery associated with the sale of a problem loan note at a gain of approximately $1.0 million.

The levels of nonperforming assets improved significantly during 2013, declining from $9.0 million at December 31, 2012 to $2.4 million at December 31, 2013. This reflects our consistent, disciplined approach to managing and reducing risk in the loan portfolio.

As discussed in Note 13, in May 2010 Monarch Community Bank entered into a Consent Order with the FDIC and DFIS. The Consent Order covers various aspects of the Bank’s financial condition and performance; loan administration; and capital planning.

The Consent Order required the Bank to have and maintain a Tier 1 Leverage Capital Ratio of at least 9% and a Total Risk Based Capital Ratio of at least 11%. At December 31, 2013, the Bank’s Tier 1 Leverage Ratio was 10.76% and the Total Risk Based Ratio was 16.99%, which would qualify the Bank as “well capitalized” under the regulatory capital standards, and exceeds the capital ratio requirements stipulated by the Consent Order. With this improvement in the capital ratios, we now believe that we have complied with all the provisions of the Consent Order.

Strategies to return the Bank to profitability and maintain capital include improving earnings, improving asset quality and preserving capital. Following is more information regarding these strategies:

Earnings improvements. While net interest income declined in 2013, the Bank has worked on reducing costs of funds and maintaining the interest rates on earning assets. Accordingly, the net interest spread (difference between interest percentage earned on assets and interest expense paid on liabilities) expanded to 3.63% as of December 31, 2013 from 3.40% at December 31, 2012. We also have implemented strategies to improve non-interest income sources, including mortgage banking and investment advisory and referral services. New residential loan production offices have been opened in higher growth markets with favorable demographic factors. These locations include East Lansing, Kalamazoo, Grand Rapids, Battle Creek, Jackson, Adrian, Brighton and Angola, Indiana. Offices are normally staffed with two to three residential mortgage originators who generate loans that are sold immediately into the secondary market, generating fee income for the bank. Cross-selling activity of these lenders includes making referrals for deposit and investment services.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Management’s Plan (Unaudited) (Continued)

We have also established a new partnership with Investment Professionals, Inc. a San Antonio, Texas based wealth manager, who will provide sales, research and compliance services to financial advisors operating under the name of Monarch Investment Services. These financial advisors will assist the Bank’s customers in the management and investment of their funds in non-FDIC insured products and services.

New business development goals have been established for commercial lenders, residential loan originators and branch employees, addressing growth plans for commercial loans, residential loans, investment advisory services and deposit growth. All sales activity and results are monitored and evaluated on a weekly basis and all commercial and residential lenders and investment services advisors participate in ongoing sales training.

Improving asset quality. Management has focused significant resources toward improving asset quality over 2010, 2011, 2012 and 2013. This included the engagement of an external loan review company to conduct independent reviews of the Bank’s commercial loan portfolio. All loans greater than $500,000 have been reviewed multiple times over the past three years, along with a significant selection of loans with balances less than $500,000. Four such external loan reviews have been conducted since May of 2010, resulting in no additional charge-offs or loan loss provisions being recommended by the loan review company. In addition, the most recent external loan review, conducted in the 4th quarter of 2013, resulted in no risk rating downgrades and no recommendations for additional loan loss provisions or charge-offs. Likewise there were no recommendations for changes in policies, practices or procedures.

In 2010 management replaced the internal audit function, previously performed by Bank employees, with an independent, external CPA firm, Rehmann. As part of the 2010 internal audit function, the CPA firm assisted the Bank in developing a new, comprehensive Sarbanes Oxley Key Control Matrix, which is updated as part of each semiannual audit. The audit is then performed based on, among other things, these key controls. No material weaknesses were identified through this audit process in 2010, 2011, 2012 and 2013.

During 2013, non-accrual loans declined from $7.8 at December 31, 2012 to $1.3 million at December 31, 2013. The continued decline in nonaccrual reflects the implementation of weekly problem loan meetings that focus on the development and execution of detailed plans for the mitigation or elimination of each problem loan in the portfolio. It also reflects the restructuring and additional staffing in our credit administration department, which provides support for the commercial lenders. This increased focus on credit quality will remain a constant part of our Bank’s culture.

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

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2 – Management’s Plan (Unaudited) (Continued)

Preserving capital. On November 15, 2013, the Company completed its offering of 8,250,000 shares of its newly issued common stock. The shares were issued at a purchase price of $2.00 per share, for an aggregate consideration of $16.5 million. The closing of the offering occurred simultaneous with the retirement of all of the Company’s $8.4 million in U.S. Department of Treasury TARP obligations for the discounted amount of $4,545,202. This discount accrues to the benefit of shareholders by increasing the per share book value of the Company. The retirement of the Treasury obligations occurred through a series of transactions between the Company and the Department of Treasury pursuant to which (i) the Department of Treasury exchanged 6,785 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase up to 52,192.40 shares of the Company’s common stock for approximately 2,272,601 shares of Monarch’s common stock and (ii) third party purchasers, with the consent of Monarch, purchased approximately 2,272,601 shares of common stock from the Department of Treasury for a purchase price of $4,545,202.

In addition to funding the Department of Treasury transaction, the proceeds of the offering were used to pay the expenses of the offering, and to recapitalize the Company’s wholly-owned subsidiary, Monarch Community Bank, which received approximately $8.6 million of the funds raised in the offering.

The Bank did not pay dividends to the Corporation during 2010, 2011, 2012 or 2013. In previous periods, dividends from the Bank to the Corporation were primarily utilized by the Corporation to pay dividends on its common and preferred stock and to repurchase common stock. To preserve Bank capital, the Corporation has suspended payment of dividends on common and preferred stock. The Bank may not resume payments of dividends without the consent of the FDIC and DFIS.

Due to past losses, the Bank has a deferred tax asset of approximately $9.2 million and a full valuation against the asset that if retained could be utilized in years when the Corporation becomes profitable. Given this valuable deferred tax asset, we are focused on returning to profitablilty which among other things, would allow us to preserve and recapture this tax asset.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Intangible Assets

	(In thousands of Dollars)
	Gross	Accumulated	Net
2013
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$2,081	$—
2012
Amortized intangible assets:
Core deposit premium resulting from bank and branch acquistions
Total	$2,081	$1,974	$107

Aggregate amortization expense was $107,000 for 2013 and $141,000 for 2012.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows (000s omitted):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

2013
Available-for-sale securities:
Collateralized Mortgage obligations	$6,925	$—	$(141)	$6,784
U.S. government agency obligations	5,129	11	(49)	5,091
Mortgage-backed securities	3,287	30	(10)	3,307
Obligations of states and political subdivisions	3,836	—	(71)	3,765
Total available-for-sale securities	$19,177	$41	$(271)	$18,947

2012
Available-for-sale securities:
Collateralized Mortgage obligations	$6,586	$113	$—	$6,699
U.S. government agency obligations	2,007	24	—	2,031
Mortgage-backed securities	609	44		653
Obligations of states and political subdivisions	660	4	—	664
Total available-for-sale securities	$9,862	185	$—	$10,047

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities (Continued)

The amortized cost and estimated market values of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers will have the right to call or prepay obligations with or without call or prepayment penalties (000s omitted):

	Available for Sale
	Amortized Cost	Market Value
Due in one year or less	$—	$—
Due in one through five years	6,139	6,086
Due after five years through ten years	2,826	2,770
Due after ten years	—
Total	8,965	8,856
Mortgage-backed securities	3,287	3,307
CMO securities	6,925	6,784
Total available-for-sale securities	$19,177	$18,947

For the years ended December 31, 2013 and 2012 proceeds from sales of securities available for sale amounted to $80,000 and $255,000, respectively. Gross realized gains amounted to $3,000 and $12,000, respectively. There were no gross realized losses recognized in 2013 or 2012.

The Corporation had gross unrealized losses of $271,000 as of December 31, 2013 and no unrealized losses as 2012.

Management evaluates securities for other-than-temporary impairment (OTTI) on a periodic basis as economic or market concerns warrant such evaluation. Consideration is given to the length of time the security has been in a loss position, the financial condition and near-term prospects of the issuer and the intent and ability of the Corporation to retain its investment in the issuer to allow for recovery of fair value. Management determined that there were no securities with OTTI at December 31, 2013. As of December 31, 2013, 21 securities were in a loss position. There were no securities in an unrealized loss position at December 31, 2012.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Securities (Continued)

	Less than 12 Months		12 Months or More
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage obligations	$6,784	$(141)	$—	$—
Mortgage-backed securities	$1,211	$(10)	$—	$—
U.S. government agency obligations	4,075	(49)	—	—
Obligations of states and political subdivisions	3,380	(71)	—	—
Total available-for-sale securities	$15,450	$(271)	$—	$—

Other securities, consisting primarily of restricted Federal Home Loan Bank stock, are recorded at cost, which approximates fair value. Monarch Community Bank had $4.5 million and $7.4 million in pledged securities as collateral for Federal Home Loan Bank Advances at December 31, 2013 and 2012, respectively. Monarch Community Bank had $1.0 million and $1.6 million in pledged securities as collateral for Federal Reserve Bank overnight borrowing at December 31, 2013 and 2012, respectively.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss

A summary of the balances of loans follows (000s omitted):

	December 31,
	2013	2012

Mortgage loans on real estate:
One-to-four family	$60,585	$69,043
Multi-family	2,345	1,183
Commercial	47,245	43,952
Construction or land development	2,332	3,446

Total real estate loans	112,507	117,624

Consumer loans:
Helocs and other	7,533	9,943

Commercial business loans	1,411	3,709

Subtotal	121,451	131,276

Less: Allowance for loan losses	2,672	3,035
Net deferred loan fees	249	241
Loans, net	$118,530	$128,000

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Our delinquent loans consist largely of commercial real estate loans. All loan classes on which principal or interest is in default for 90 days or more are put on nonaccrual status, unless there is sufficient documentation to conclude that the loan is well secured and in the process of collection. Loans will also be placed on nonaccrual status if the Bank cannot reasonably expect full and timely repayment. All nonaccrual loans are also deemed to be impaired unless they are residential loans whose status as nonaccrual loans is based solely on having reached 90 days past due and are in the process of collection, but whose status as well secured has not yet been established.

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of December 31, 2013 and 2012 is as follows:

December 31, 2013	30-60 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$—	$—	$—	$—	$1,411	$1,411
Commercial Real Estate:
Multi-family	—	—	—	—	2,345	2,345
Commercial Real Estate - other	306	—	112	418	46,827	47,245
Consumer:
Consumer - Helocs and other	44	52	—	96	7,437	7,533
Residential:
Residential -prime	934	336	440	1,710	45,816	47,526
Residential -subprime	410	107	221	738	12,321	13,059
Construction:
Construction -prime	—	—	—	—	2,332	2,332
Construction -subprime	—	—	—	—	—	—
Total	$1,694	$495	$773	$2,962	$118,489	$121,451

December 31, 2012	30-60 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$197	$—	$120	$317	$3,392	$3,709
Commercial Real Estate:
Multi-family	450	—	—	450	733	1,183
Commercial Real Estate - other	18	—	1,560	1,578	42,374	43,952
Consumer:
Consumer - Helocs and other	184	7	10	201	9,742	9,943
Residential:
Residential -prime	993	619	203	1,815	52,856	54,671
Residential -subprime	702	236	113	1,051	13,321	14,372
Construction:
Construction -prime	80	—	—	80	3,366	3,446
Construction -subprime	—	—	—	—	—	—
Total	$2,624	$862	$2,006	$5,492	$125,784	$131,276

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

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

The following table represents the risk category of loans by class based on the most recent analysis performed as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0	$—	$27	$309
1-2	—	—	472
3	312	835	14,252
4	1,011	1,033	20,408
5	—	—	8,677
6	88	450	3,127
7	—	—	—
Total	$1,411	$2,345	$47,245

	December 31, 2012
Credit Rating	Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0	$—	$31	$315
1-2	—	—	6
3	521	—	2,890
4	2,610	601	24,564
5	163	101	2,135
6	415	450	14,042
7	—	—	—
Total	$3,709	$1,183	$43,952

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

For consumer residential real estate, and other, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Residential - Prime	Residential - Subprime

Grade
Pass	$46,860	$12,775
Substandard	666	284
Total	$47,526	$13,059

Consumer - Helocs and other
Performing	$7,431
Nonperforming	102
Total	$7,533

Construction - Prime
Performing	$2,332
Nonperforming	—
Total	$2,332

	December 31, 2012
	Residential - Prime	Residential - Subprime

Grade
Pass	$52,980	$13,325
Substandard	1,691	1,047
Total	$54,671	$14,372

Consumer - Helocs and other
Performing	$9,832
Nonperforming	111
Total	$9,943

Construction - Prime
Performing	$3,446
Nonperforming	—
Total	$3,446

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012 (in thousands).

December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial Real Estate:

Commercial Real Estate - Mulit-family	—	—	—
Commercial Real Estate - other	3,802	5,817	—
Consumer:
Consumer - Helocs and other	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	48	48	22
Commercial Real Estate:

Commercial Real Estate - Multi-family	450	463	63
Commercial Real Estate - other	4,150	4,150	35
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,554	1,596	182
Residential - subprime	—	—	—
Construction:
Construction - prime	440	440	45
Construction - subprime	—		—
Total
Commercial	$8,890	$10,918	$165
Consumer	$—	$—	$—
Residential	$1,554	$1,596	$182

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
Construction - subprime

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

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

The following table presents loans individually evaluated for impairment by class of loans for the twelve months ended December 31, 2013 and December 31, 2012 (in thousands).

	Twelve Months Ended December 31, 2013
	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$—	$—
Commercial Real Estate:

Commercial Real Estate - Mulit-family	—	—
Commercial Real Estate - other	5,867	239
Consumer:
Consumer - Helocs and other	—	—
Residential:
Residential - prime	—	—
Residential - subprime	—	—
Construction:
Construction - prime	—	—
Construction - subprime	—	—

With an allowance recorded:
Commercial	49	3
Commercial Real Estate:

Commercial Real Estate - Multi-family	464	32
Commercial Real Estate - other	4,196	168
Consumer:
Consumer - Helocs and others	—	—
Residential:
Residential - prime	1,636	75
Residential - subprime	—	—
Construction:
Construction - prime	449	20
Construction - subprime	—	—
Total
Commercial	$11,025	$462
Consumer	$—	$—
Residential	$1,636	$75

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

	Twelve Months Ended December 31, 2012
	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$389	$—
Commercial Real Estate:

Commercial Real Estate - Mulit-family	—	—
Commercial Real Estate - other	16,482	203
Consumer:
Consumer - Helocs and other	—	—
Residential:
Residential - prime	80	—
Residential - subprime	—	—
Construction:
Construction - prime
Construction - subprime

With an allowance recorded:
Commercial	50	3
Commercial Real Estate:

Commercial Real Estate - Multi-family	465	23
Commercial Real Estate - other	111	—
Consumer:
Consumer - Helocs and others	—	—
Residential:
Residential - prime	1,797	23
Residential - subprime	—	—
Construction:
Construction - prime	308	12
Construction - subprime	—	—
Total
Commercial	$17,805	$241
Consumer	$—	$—
Residential	$1,877	$23

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. As of December 31, 2013 and 2012 the Corporation had not recognized any interest income on a cash basis. The following presents by class, the recorded investment in loans on non-accrual status as of December 31, 2013 and 2012 (in thousands):

Financing Receivables on Nonaccrual Status

December 31, 2013
Commercial	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	112
Consumer:
Consumer - Helocs and other	—
Residential:
Residential - prime	748
Residential - subprime	494
Construction
Construction - prime	—
Construction - subprime	—
Total	$1,354

Financing Receivables on Nonaccrual Status

December 31, 2012
Commercial	$316
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	5,008
Consumer:
Consumer - Helocs and other	9
Residential:
Residential - prime	2,108
Residential - subprime	329
Construction
Construction - prime	—
Construction - subprime	—
Total	$7,770

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

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of December 31, 2013 there have been no loans in which the TDR designation has been removed. We do not have any outstanding commitments to borrowers with loans classified as TDR loans as of December 31, 2013.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

The following table represents the modifications completed during the twelve months ended December 31, 2013 and 2012 (in thousands).

		Modifications
		December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	1	212	212
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	7	991	990
Residential - subprime	5	217	217
Construction
Construction - prime	1	157	156
Construction - subprime	—	—	—
Total	14	$1,577	$1,575

		Modifications
		December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	1	50	50
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	7	1,010	1,022
Residential - subprime	3	134	146
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	11	$1,194	$1,218

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

Modifications That Subsequently Defaulted
December 31, 2013

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	—	—
Commercial Real Estate - other	1	212
Consumer:
Consumer - Heloc and other	—	—
Residential:
Residential - prime	—	—
Residential - subprime	—	—
Construction
Construction - prime	—	—
Construction - subprime	—	—
	1	$212

	Modifications That Subsequently Defaulted
	December 31, 2012

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial	—	—
Commercial real estate:
Commercial Real Estate - multi-family	1	450
Commercial Real Estate - other	1	2,534
Consumer:
Consumer - Heloc and other	6	69
Residential:
Residential - prime	7	1,684
Residential - subprime	15	784
Construction
Construction - prime	—	—
Construction - subprime	—	—
	30	$5,521

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

All TDR loans are considered impaired. When individually evaluating loans for impairment, we may measure impairment using (1) the present value of expected future cash flows discounted at the loan’s effective interest rate (i.e., the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan), (2) the loan’s observable market price, or (3) the fair value of the collateral. If the present value of expected future cash flows discounted at the loan’s effective interest rate is used as the means of measuring impairment the change in the present value attributable to the passage time is recognized as bad-debt expense. As previously mentioned all impaired loans are also classified as nonaccrual loans unless they are deemed to be impaired solely due to their status as a troubled debt restructure and, 1) the borrower is not past due or, 2) there is verifiable adequate cash flow to support the restructured debt service or, 3) there is an adequate collateral valuation supporting the restructured loan. Nonaccruing TDR loans that demonstrate a history of repayment performance in accordance with their modified terms are reclassified to accruing restructured status, typically after six months of repayment performance and are supported by a current credit evaluation of the borrower’s financial condition and expectations for repayment under the revised terms. At December 31, 2013, $18.1 million of loans restructured were accruing compared to $15.1 million at December 31, 2012. Of the troubled debt restructured loans as of December 31, 2013, $17.5 million were paying in accordance with modified terms compared to $13.9 million which were paying in accordance with modified terms at December 31, 2012.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

Analysis related to the allowance for credit losses as of December 31, 2013 and 2012 (in thousands) is as follows:

	As of
	DECEMBER 31, 2013
	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$12	$695	$81	$230	$1,444	$521	$52	$3,035
Charge-Offs	(108)	(130)	—	(389)	(655)	(313)	—	(1,595)
Recoveries	7	499	1	196	84	8	—	795
Provision	145	(543)	(5)	212	259	361	8	437
Ending Balance	56	521	77	249	1,132	577	60	2,672
Ending Balance: individually evaluated for impairment	—	35	63	—	204	—	45	347
Ending Balance: collectively evaluated for impairment	$56	$486	$14	$249	$928	$577	$15	$2,325

	As of
	DECEMBER 31, 2012
	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$45	$1,262	$45	$259	$2,280	$664	$101	$4,656
Charge-Offs	(22)	(579)	—	(345)	(925)	(195)	(6)	(2,072)
Recoveries	7	1,241	1	221	20	3	—	1,493
Provision	(18)	(1,229)	35	95	69	49	(43)	(1,042)
Ending Balance	12	695	81	230	1,444	521	52	3,035
Ending Balance: individually evaluated for impairment	5	25	71	—	313	—	38	452
Ending Balance: collectively evaluated for impairment	$7	$670	$10	$230	$1,131	$521	$14	$2,583

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Loans And Allowance For Loan Loss (Continued)

	December 31, 2013

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

FINANCING RECEIVABLES:

Ending Balance	$1,411	$47,245	$2,345	$7,533	$47,526	$13,059	$2,332	$121,451

Ending Balance: individually evaluated for impairment	48	7,952	450	—	1,554	—	440	10,444

Ending Balance: collectively evaluated for impairment	$1,363	$39,293	$1,895	$7,533	$45,972	$13,059	$1,892	$111,007

	December 31, 2012

	Commercial	Comercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

FINANCING RECEIVABLES:

Ending Balance	$3,709	$43,952	$1,183	$9,943	$54,671	$14,372	$3,446	$131,276

Ending Balance: individually evaluated for impairment	365	10,831	450	—	1,852	—	301	13,799

Ending Balance: collectively evaluated for impairment	$3,344	$33,121	$733	$9,943	$52,819	$14,372	$3,145	$117,477

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

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $185,167,000 and $170,130,000 at December 31, 2013 and 2012, respectively.

The fair value of mortgage servicing rights approximates $1,816,000 and $1,362,000 at December 31, 2013 and 2012, respectively. The fair value in 2013 was determined by discounting estimated net future cash flows from mortgage servicing activities using a 8.25% discount rate and estimated prepayment speeds of 6.0 to 21.6 based on current Freddie Mac experience. In 2012 the discount rate of 7.75% and estimated prepayment speeds of 9.8 to 36.9 were used. The impairment valuation allowance is $0 as of December 31, 2013 and 2012. There has been no activity in the impairment valuation allowance during the years ended December 31, 2013 and 2012.

The following summarizes mortgage servicing rights capitalized and amortized (000s omitted):

	December 31,
	2013	2012
Mortgage servicing rights - Beginning	$1,048	$962
Mortgage servicing rights capitalized	539	528
Mortgage servicing rights scheduled amortization and direct writedown for loan payoffs	(429)	(442)

Mortgage servicing rights - Ending	$1,158	$1,048

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Foreclosed Assets

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

Foreclosed assets consisted of the following (000s omitted):

	December 31,
	2013	2012

Real estate owned	$545	$810
Real estate in judgment and subject to redemption	523	434
Total	$1,068	$1,244

Expenses applicable to foreclosed and repossessed assets include the following (000s omitted):

	December 31,
	2013	2012

Net (gain) on sales of real estate	$(15)	$(68)
Operating expenses	385	820

Total	$370	$752

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Foreclosed Assets (Continued)

The following table summarizes the activity associated with other real estate owned (000s omitted):

	2013	2012
Balance at beginning of year	$810	$2,519
Properties transferred into OREO	2,200	2,093
Valuation impairments recorded	(607)	(944)
Proceeds from Sale of Properties	(1,873)	(2,926)
Gain or (Loss) on sale of properties	15	68
	$545	$810

Note 8 - Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows (000s omitted):

	December 31,		Depreciable Life
	2013	2012	(in Years)

Land	566	$566
Buildings and improvements	5,868	5,840	5-40
Furniture, fixtures and equipment	3,634	3,482	2-15

Total bank premises and equipment	10,068	9,888

Less accumulated depreciation and amortization	6,188	5,908

Net carrying amount	3,880	$3,980

Depreciation expense was approximately $409,000 and $419,000, in 2013 and 2012, respectively.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 - Premises and Equipment (Continued)

Rent expense for 2013 and 2012 was $162,565 and $114,100, respectively. Rent commitments under noncancelable operating leases are as follows (000s omitted):

Year Ending December 31

2014	$53
2015	11
2016	—

Total	$64

Note 9 - Deposits

The following is a summary of interest bearing deposit accounts (000s omitted):

	December 31,
	2013	2012

Balances by account type:
Demand and NOW accounts	$28,161	$26,008
Money market	31,655	34,851
Passbook and statement savings	24,338	23,719

Total transactional accounts	84,154	84,578

Certificates of deposit:
$100,000 and over	19,341	30,395
Under $100,000	27,454	36,877

Total certificates of deposit	46,795	67,272

Total	$130,949	$151,850

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 - Deposits (Continued)

The remaining maturities of certificates of deposit outstanding are as follows (000s omitted):

	December 31, 2013
	Less than	$100,000 &
	$100,000	greater

Less than one year	$17,313	$8,744
One to two years	5,041	6,580
Two to three years	1,654	2,347
Three to four years	1,880	897
Four to five years	1,566	773

Total	$27,454	$19,341

Note 10 - Federal Home Loan Bank Advances and Fed Funds Purchased

The Bank has Federal Home Loan Bank advances of $0 and $7,059,000 at December 31, 2013 and 2012, respectively. At December 31, 2012, the interest rates on fixed rate advances ranged from 3.96% to 5.64%.

At December 31, 2013 and 2012, the Bank had no floating rate advances. The weighted average interest rate of all advances was 4.10% at December 31, 2012.

The Bank has provided a pledge of all of the Bank’s eligible residential mortgage loans and certain securities as collateral for all FHLB debt. The amount of the residential loans including home equity lines of credit totaled $31.9 million and $43.1 million as of December 31, 2013 and 2012, respectively.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 - Income Taxes

Allocation of income taxes between current and deferred portions is as follows (000s omitted):

	December 31,
	2013	2012

Current expense (benefit)	$38	$–
Deferred expense (benefit)	(1,1018)	161
Valuation allowance	1,1018	(161)
Total tax expense	$38	$–

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Percent of Pretax Income (Loss)
	December 31,
	2013	2012

Statutory federal tax rate	34.00%	34.00%
Increase (decrease) resulting from:
Nondeductible expenses	-.34%	-1.72%
Tax exempt income	3.02%	21.33%
Valuation allowance	-38.27%	-45.57%
Other	-0.17%	-8.04%

Reported tax expense	-1.76%	0.00%

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 -Income Taxes (Continued)

The components of the net deferred tax asset are as follows (000s omitted):

	December 31,
	2013	2012

Deferred tax assets:
Provision for loan losses	$–	$–
Net deferred loan fees	85	82
Deferred compensation	315	296
General business tax credit carryforward	1,757	1,671
Depreciation	399	383
Net NOL Carryforward	6,923	5,694
Other Real Estate	145	293
Unrealized gain or available for sale securities	79
Other	500	690

Total deferred tax assets	10,203	9,109

Deferred tax liabilities:
Provision for loan losses	125	9
Mortgage servicing rights	391	352
Original issue discount	27	36
Net purchase premiums	351	351
Unrealized gain on available for sale securities	–	63
Other	134	141

Total deferred tax liabilities	1,028	952

Valuation allowance	(9,175)	(8,157)

Net deferred tax asset	$–	$–

The Corporation has qualified under a provision of the Internal Revenue Code which permits it to deduct from taxable income a provision for bad debts in excess of such provision charged to income in the consolidated financial statements. The general business credits of $1,757,000 expire between 2027 and 2034.

The Corporation has invested in a partnership involved in a low cost housing project for which tax credits are generated. The project is operating as a multi-family housing community. The partnership is eligible and qualifies for the 70% present value low income housing tax credit in accordance with the Section 42 of the Internal Revenue Code as enacted by the Tax Reform Act of 1986 on qualified low income units. The Corporation’s share of tax credits generated by the investee partnership approximated $17,000 in 2013 and $154,000 in 2012. Net operating losses of $20,364,000 expire between 2020 and 2034.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 - Off-Balance Sheet Activities

Credit Related Financial Instruments -The Corporation is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and unfunded commitments under lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	December 31,	December 31,
	2013	2012

Commitments to grant loans	$1,018	$3,726
Unfunded commitments under lines of credit	7,421	8,583
Unfunded commitments under letters of credit	—	—

The above commitments include fixed rate and variable rate loan commitments and lines of credit with interest rates ranging between 2.50% and 8.60% at December 31, 2012 and 2013.

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

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13 - Regulatory Matters

Following the Bank’s most recent Safety and Soundness examination, the Bank’s Board of Directors stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Department of Financial and Insurance Services (“DFIS”). The Consent Order, which was effective May 6, 2010, contains specific actions needed to address certain findings from their examination and to address our current financial condition. The Consent Order, among other things, requires the following:

•	The Bank is required to have and retain qualified management.
•	The Bank is required to retain an independent third party to develop an analysis and assessment of the Bank’s management needs for the purpose of providing qualified management for the Bank.
•	The Board of Directors is required to assume responsibility for the supervision of all of the Bank’s activities.
•	The Bank must increase the Bank’s level of Tier 1 capital as a percentage of total assets to at least nine percent and its total capital as a percentage of risk-weighted assets at a minimum of eleven percent.
•	The Bank is required to charge off any loans classified as loss.
•	The Bank may not extend credit to borrowers that have had loans with the Bank that were classified substandard, doubtful or special mention without prior board approval.
•	The Bank may not extend credit to borrowers that have had loans charged off or classified as loss.
•	The Bank is required to adopt a plan to reduce the Bank’s risk position in each asset in excess of $250,000 which is more than sixty days delinquent or classified substandard or doubtful.
•	The Bank may not declare or pay any cash dividend without prior written consent of the FDIC and DFIS.
•	Prior to submission or publication of all Reports of Condition, the board is required to review the adequacy of the Bank’s allowance for loan losses.
•	The Bank is required to adopt written lending and collection policies to provide effective guidance and control over the Bank’s lending function.
•	The Bank is required to implement revised comprehensive loan grading review procedures.
•	Within sixty days of the Consent Order, the Bank was required to adopt a written profit plan and comprehensive budget.
•	Within sixty days of the Consent Order, the Bank was required to adopt a written plan to manage concentrations of credit in a safe and sound manner.
•	Within sixty days of the Consent Order, the Bank was required to formulate a written plan to reduce the Bank’s reliance on brokered deposits.
•	While the Consent Order is in effect, the Bank is required to prepare and submit quarterly progress reports the FDIC and DFIS.

The Bank’s regulatory capital ratios as of December 31, 2013 were as follows: Tier 1 leverage ratio 10.76%, Tier 1 risk-based capital ratio 15.73%; and total risk-based capital, 16.99%.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13- Regulatory Matters (Continued)

A reconciliation of the Bank’s equity to major categories of capital is as follows (000s omitted):

	December 31,
	2013	2012

Equity per consolidated Bank balance sheet	$18,142	$11,766
Less: intangible and disallowed assets	74	(226)

Tier 1 Capital	18,216	11,540
Plus: Allowance for loan losses **	1,458	1,574

Total Capital	$19,674	$13,114

** Limited to 1.25% of risk weighted assets

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, which are shown in the table below. Regulatory capital balances and ratios are as follows (000s omitted):

	Actual		To Comply With Minimum Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital
(to Risk-Weighted Assets)	19,674	16.99%	9,262	8.00%	11,578	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	18,216	15.73%	4,631	4.00%	6,947	6.00%
Tier 1 Capital
(to Average Assets)	18,216	10.76%	8,472	5.00%	8,472	5.00%

As of December 31, 2012
Total Capital
(to Risk-Weighted Assets)	13,114	10.49%	9,997	8.00%	12,496	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)	11,540	9.24%	4,998	4.00%	7,498	6.00%
Tier 1 Capital
(to Average Assets)	11,540	5.95%	9,697	5.00%	9,697	5.00%

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

The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2013, the Bank had no retained earnings available for the payment of dividends. Accordingly, the Corporation’s entire investment in the Bank was restricted at December 31, 2013.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2013 Bank funds available for loans or advances to the Corporation amounted to $1,841,100.

Note 15 - Shareholders’ Equity

On February 6, 2009 the Corporation issued 6,785 shares of Preferred Stock and warrants to purchase 52,192.40 shares of our common stock (after giving effect to the Company’s March 28, 2013 one-for-five reverse stock split) at an exercise price of $19.50 per share (Warrants), to the U.S. Department of Treasury in return for $6.8 million under the Capital Purchase Program (CPP). Of the proceeds, $6,729,000 was allocated to the Preferred Stock and $56,000 was allocated to the Warrants based on the relative fair value of each. The $56,000 discount on the Preferred Stock is being accreted using an effective yield method over five years. The Preferred Stock and Warrants qualify as Tier 1 capital.

On November 15, 2013, the Corporation completed its offering of 8,250,000 shares of its common stock. The shares were issued at a purchase price of $2.00 per share, for aggregate consideration of $16.5 million. The closing of the offering occurred simultaneously with the closing of the series of transactions between the Company and the Department of Treasury pursuant to which, the Department of Treasury received 2,272,601 shares of the Corporation’s common stock in exchange the 6,785 shares of Preferred Stock and the Warrants it held, and accrued dividends and interest on the preferred stock totaling $1,491,951. The transactions with Treasury resulted in the preferred stock and other obligations being settled at a discount, which was credited to paid-in-capital. The shares issued to the Treasury were sold as part of the public offering, resulting in $4,545,202 of the offering proceeds being paid to the Department of Treasury. The net cash proceeds of the offering to the Corporation were approximately $10.5 million (net of the Treasury shares sold and total costs of $1.4 million).

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 - Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions the (“Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. Effective April 1, 2004 employees’ benefits under the plan were frozen. The plan is administered by the trustees of the Financial Institutions Retirement Fund. During 2013 and 2012, the Corporation recognized expense for this plan of $162,000 and $97,000, respectively.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $196,473,170 and $299,729,365 for the plan years ending June 30, 2013 and June 30, 2012, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Bank was requested to provide additional funding of $1.2 million in 2010; however the minimum required contribution for the 2012-2013 plan year was $83,000. Approximatley $210,000 was allocated from the prefunding balances during 2013. The Corporation has approximately $1.1 million included in other assets for this prefunding balance. The excess funding remains within the plan and the Corporation may elect to utilize the prefunding balance for future required contributions.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 - Retirement Plans (Continued)

The following contributions were paid by the Bank during the fiscal years ending December 31 (000s omitted):

	2013		2012
Date Paid	Amount	Date Paid	Amount
	$—	1/3/2012	$32
		10/17/2012	19
		12/27/2012	67
Total	$—	Total	$118

The Corporation has a Defined Contribution Retirement plan for all eligible employees. The Corporation’s matching contribution agreement of any portion of an employee’s salary was discontinued in 2010. During 2013 and 2012, the Corporation recognized expense for this plan of $0.

The Corporation has a nonqualified deferred-compensation plan (included as part of the other liabilities section of the consolidated balance sheet) to provide retirement benefits to the Directors, at their option, in lieu of annual directors’ fees and meeting fees. Undistributed benefits are increased by an annual earnings rate which is based on the higher of the Corporation’s return on average equity or 5.0%. The value of benefits accrued to participants was $354,000 and $426,000 at December 31, 2013 and 2012, respectively. The expense for the plan, including the increase due to the annual earnings credit was $20,000 and $22,000 for 2013 and 2012, respectively.

The Corporation has a liability for the directors’ deferred compensation plan. This plan does not allow for future deferrals and all benefits are being paid out to participants over a 180 month term. Undistributed benefits are increased by an annual earnings rate based on an index which was 5.36% as of December 31, 2013. The present value of benefits accrued to participants (also included as part of the other liabilities section of the balance sheet) is $420,000 and $445,000 at December 31, 2013 and 2012, respectively. The expense for the plan was $16,300 and $17,500 for 2013 and 2012, respectively.

Note 17 - Related Party Transactions

Extensions of credit to principal officers, directors and their affiliates totaled $238,000 and $2,518,000 for the years ending December 31, 2012 and 2013, respectively. During the year ending December 31, 2013, total principal additions were $21,000 and total principal payments were $2,301,000, and during the year ending December 31, 2012, total principal additions were $68,000 and total principal payments were $183,000. Deposits from related parties and their affiliates held by the Bank at December 31, 2013 and 2012 amounted to $526,000 and $908,000 respectively.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of December 31, 2013 and December 31, 2012. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Securities -Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Mortgage Loans Held for Sale -Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

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

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18 - Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$15,391	$15,391	$—	$—	$15,391
Certificates of Deposits	1,736	—	1,736	—	1,736
Securities - Available for sale	18,947	—	18,947	—	18,947
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	118,945	—	—	123,427	123,427
Interest rate lock and forward sale commitment Derivative	9		9		9

Liabilities:
Deposits	149,555	—	150,205		150,205
Federal Home Loan Bank advances	$—	$—	$—		$—

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$28,744	$28,744	$—	$—	$28,744
Certificates of Deposits	1,981	—	1,981	—	1,981
Securities - Available for sale	10,047	—	10,047	—	10,047
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	130,045	—	—	134,944	134,944
Interest rate lock and forward sale commitment Derivative	—	—	—	—	—

Liabilities:
Deposits	169,460	—	171,129		171,129
Federal Home Loan Bank advances	$7,059	$—	$7,194		$7,194

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 -Fair Value Measurements

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012, and the valuation techniques used by the Corporation to determine those fair values (000s omitted). Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, and obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
December 31, 2013
Collateralized Mortgage obligations	$—	$6,784	$—	$6,784
U.S. government agency obligations	—	5,091	—	5,091
Mortgage-backed securities	—	3,307	—	3,307
Obligations of states and political subdivisions	—	3,765	—	3,765
	$—	$18,947	$—	$18,947

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
December 31, 2012
Collateralized Mortgage obligations	$—	$6,699	$—	$6,699
U.S. government agency obligations	—	2,031	—	2,031
Mortgage-backed securities	—	653	—	653
Obligations of states and political subdivisions	—	664	—	664
	$—	$10,047	$—	$10,047

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19 - Fair Value Measurements (Continued)

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2013 and 2012 to the impaired loans were recorded as additional allocations to the allowance for loan losses. Adjustments in 2013 to foreclosed assets were recorded as additional allocations to the allowance for loan losses. Adjustments in 2013 on foreclosed assets that were held longer than 90 days following redemption were made to repossessed property expense. The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	10,097	—	—	10,097
Foreclosed Assets	1,068	—	—	1,068

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans	13,347	—	—	13,347
Foreclosed Assets	1,244	—	—	1,244

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

Foreclosed assets, which include real estate owned and real in estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of December 31, 2013 the Corporation held $1.1 million in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $1.2 million in foreclosed assets as of December 31, 2012. No assets were redeemed in 2013 or 2012.

Note 20- Employee Stock Ownership Plan (ESOP)

As part of the conversion (Note 1), the Corporation implemented an employee stock ownership plan (ESOP) covering substantially all employees. The Corporation provided a loan to the ESOP, which was used to purchase 37,030 shares of the Corporation’s outstanding stock at $50 per share (after giving effect to the Company’s March 28, 2013 one-for-five reverse stock split). In December 2006, the Board of Directors approved an amendment to the ESOP plan revising the vesting, allocation and loan repayment guidelines of the plan. As a result of the amendment, the loan bears interest equal to 4.75% and will be repaid over a period of fifteen years ending on December 31, 2016. Dividends on the allocated shares are distributed to participants and the dividends on the unallocated shares are used to pay debt service.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20- Employee Stock Ownership Plan (ESOP) (Continued)

The scheduled maturities of the loan are as follows (000s omitted):

Year Ending
December 31,
2014	$113
2015	118
2016	124
2017	—
2018	—
Total	$355

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

The ESOP shares as of December 31 were as follows (000s omitted except shares):

	2013	2012
Allocated shares	29,624	27,772
Shares released for allocation	1,851	1,851
Shares distributed	(15,876)	(13,470)
Unreleased shares	5,555	7,406

Total ESOP shares	21,154	23,560

Fair value of unallocated shares	$15	$29

Total compensation expense applicable to the ESOP amounted to approximately $25,000, and $10,000 for the years ended December 31, 2013 and 2012, respectively.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Stock Compensation Plans

The Corporation has a Recognition and Retention Plan (RRP) which authorizes up to 18,515 shares (after giving effect to the Company’s March 28, 2013 one-for-five reverse stock split) to be issued to employees and directors. 18,515 shares of restricted stock have been issued to employees and directors since 2003. Under the plan, the shares vest 20% per year for five years. No shares were forfeited in 2012 or in 2013. No shares of restricted stock were issued in 2012 or 2013. There were no shares vested in 2012 and there were a total of 17,130 vested shares as of December 31, 2013. Compensation expense applicable to the RRP amounted to $0 for the years ended December 31, 2013 and 2012 respectively.

The Corporation’s Employee Stock Option Plan (the Plan), which is stockholder approved, permits the grant of stock options to its employees for up to 46,287 shares of common stock (after giving effect to the Company’s March 28, 2013 one-for-five reverse stock split). The Corporation believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten year contractual terms.

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

There were no options granted in 2013 or 2012.

A summary of changes of the status of the Corporation’s stock option plan is presented below (000s omitted except per share data):

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	30,567	53.35	30,567	$53.35
Granted	—	—	—	$—
Forfeited/expired	(18,600)	65.00	—	$—
Outstanding at end of year	11,967	35.24	30,567	$53.35
Exercisable at year-end	11,967	35.24	30,567	$53.35

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21 – Stock Compensation Plans (Continued)

A summary of outstanding and exercisable stock options at December 31, 2013 is as follows:

Outstanding		Exercisable
Exercise Price Per share	Number Outstanding	Remaining Life (in Months)	Number Exercisable
$70.00	3,967	9	3,967
$18.00	8,000	67	8,000

The aggregate intrinsic value of outstanding options at December 31, 2013 is $0.00 because the exercise price for all options exceeds the current market value.

As of December 31, 2013 there was no unrecognized compensation cost related to nonvested options under the Plan. The total fair value of shares vested during the year ended December 31, 2012 and 2013 was $0.

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 - Condensed Financial Statements of Parent Company

The following represents the condensed financial statements of Monarch Community Bancorp, Inc. (“Parent”) only. The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Condensed Balance Sheet (000s omitted)

Monarch Community Bancorp, Inc
Balance Sheet
	December 31,	December 31,
	2013	2012

Assets
Cash	$1,956	$385
Investments	—	81
Investment in Monarch Community Bank	18,142	11,765
Other assets	3	203

Total assets	20,101	12,434

Liabilities and Stockholders’ Equity
Accrued expenses	380	1,967
Stockholders’ equity	19,721	10,467

Total liabilities and stockholders’ equity	$20,101	$12,434

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 - Condensed Financial Statements of Parent Company (Continued)

Condensed Income Statement (000s omitted)

Monarch Community Bancorp, Inc
Income Statement
	December 31,	December 31,
	2013	2012

Income - Interest on investments	$1	$3
Gain on Sale of Securities	3	—
Dividends from Monarch Community Bank	—	—
Operating expense	246	279
(Loss) - Before equity in undistributed net (loss) of subsidiary	(248)	(276)
Equity in undistributed net (loss) of subsidiary	(1,946)	(77)

Net loss	$(2,194)	$(353)

MONARCH COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22 - Condensed Financial Statements of Parent Company (Continued)

Condensed Statement of Cash Flows (000s omitted)

	December 31,
	2013	2012

Cash flows from operating activities:

Net income (loss)	$(2,194)	$(353)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and depreciation	6	13
Allocation of ESOP and RRP	25	10
Gain on sale of securities	(3)	—
(Increase) decrease in other assets	—	—
Increase (decrease) in accrued expenses	160	68
Undistributed net (income) loss of subsidiary	1,946	77

Net cash (used in) provided by operating activities	(60)	(185)

Cash flows from investing activities:
Purchase of securities	—	—
Investment in subsidiary	(9,000)	—
Proceeds from sales and maturities of securities	80
Net cash (used in) provided by investing activities	(8,920)	—

Cash flows from financing activities:
Issuance of Common Stock	10,551	—
Net cash (used in) provided by financing activities	10,551	—

Net increase (decrease) in cash	1,571	(185)
Cash at beginning of year	385	570

Cash at end of year	$1,956	$385

