Form 10-Q
period 2014-03-31
MONARCH COMMUNITY BANCORP INC
filed 2014-05-13
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014 or

☐     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At April 28, 2014, there were 8,660,147 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	(Unaudited)
	March 31,	December 31,
	2014	2013
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$17,566	$9,218
Federal Home Loan Bank overnight time and other interest bearing deposits	6,937	6,173
Total cash and cash equivalents	24,503	15,391
Securities - Available for sale	19,291	18,947
Certificates of Deposit	1,736	1,736
Other securities	3,370	3,370
Loans held for sale	704	415
Loans, net	121,602	118,530
Foreclosed assets, net	1,221	1,068
Premises and equipment	3,812	3,880
Other assets	7,307	7,630
Total assets	$183,546	$170,967

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$25,814	$18,606
Interest bearing	132,331	130,949
Total deposits	158,145	149,555
Federal Home Loan Bank advances	4,000	—
Accrued expenses and other liabilities	1,526	1,691
Total liabilities	163,671	151,246

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock - $0.05 par value, 20,000,000 shares authorized, 8,660,147 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, adjusted for 1:5 split.	433	433
Additional paid-in capital	39,344	39,344
Accumulated deficit	(19,613)	(19,630)
Accumulated other comprehensive income (loss)	(15)	(152)
Unearned stock compensation	(274)	(274)
Total stockholders’ equity	19,875	19,721
Total liabilities and stockholders’ equity	$183,546	$170,967

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	1,716	1,854
Investment securities	150	85
Federal funds sold and overnight deposits	3	12
Total interest income	1,869	1,951
Interest Expense
Deposits	150	302
Federal Home Loan Bank advances	4	73
Total interest expense	154	375
Net Interest Income	1,715	1,576
Provision for Loan Losses	—	—
Net Interest Income After Provision for Loan Losses	1,715	1,576
Non-interest Income
Fees and service charges	390	422
Loan servicing fees	110	101
Net gain on sale of loans	208	641
Other income	149	54
Total non-interest income	857	1,218
Non-interest Expense
Salaries and employee benefits	1,288	1,588
Occupancy and equipment	304	303
Data processing	250	235
Mortgage banking	83	138
Professional services	168	225
Amortization of core deposit intangible	—	36
NOW account processing	44	52
ATM/Debit card processing	46	53
Foreclosed property expense	22	64
Other general and administrative	350	428
Total non-interest expense	2,555	3,122
Income (Loss) - Before income taxes	17	(328)
Income Taxes	—	—
Net Income (Loss)	$17	$(328)
Dividends and accretion of discount on preferred stock	$—	$99
Net Income (loss) available to common stock	$17	$(427)
Comprehensive Income (Loss)
Net Income (loss)	$17	$(328)
Change in unrealized gain on securities, net of tax	$137	$1
Less: reclassification adjustment for securities' gain realized in net income, net of taxes	$—	$—
Comprehensive Income (Loss)	154	(327)
Earnings(Loss) Per Share (adjusted for 1:5 split)
Basic	$0.00	$(1.06)
Diluted	$0.00	$(1.06)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$17	$(328)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	213	298
Provision for loan losses	—	—
Write down on foreclosed assets	51	216
(Gain) loss on sale of foreclosed assets	(101)	14
Mortgage loans originated for sale	(4,422)	(19,090)
Proceeds from sale of mortgage loans	4,134	19,501
Gain on sale of mortgage loans	(208)	(641)
Earned Stock Compensation	—	—
Net change in:
Accrued interest receivable	78	50
Other assets	97	3,351
Accrued expenses and other liabilities	(32)	(207)
Net cash (used in) provided by operating activities	(173)	3,164
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(521)	(501)
Proceeds from maturities of securities	359	416
Activity in Certificates of Deposit:
Purchases of certificates of deposit	(248)	(248)
Proceeds from maturities of certificates of deposit	248	—
Loan originations and principal collections, net	(3,176)	5,172
Proceeds from sale of foreclosed assets	70	973
Purchase of premises and equipment	(37)	(58)
Net cash (used in) provided by investing activities	(3,305)	5,754
Cash Flows From Financing Activities
Net increase in deposits	8,590	6,897
Proceeds from FHLB advances	4,000	—
Net cash provided by financing activities	12,590	6,897
Net Increase (Decrease) in Cash and Cash Equivalents	9,112	15,815
Cash and Cash Equivalents - Beginning	15,391	28,744
Cash and Cash Equivalents - End	$24,503	$44,559
Supplemental Cash Flow Information:
Cash paid for:
Interest	147	359
Noncash investing activities:
Loans transferred to foreclosed assets	250	884

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

On November 15, 2013, the Corporation completed its offering of 8,250,000 shares of its common stock. The shares were issued at a purchase price of $2.00 per share, for aggregate consideration of $16.5 million. The closing of the offering occurred simultaneously with the closing of the series of transactions between the Corporation and the Department of Treasury pursuant to which, the Department of Treasury received 2,272,601 shares of the Corporation’s common stock in exchange the 6,785 shares of Preferred Stock and the Warrants it held, and accrued dividends and interest on the preferred stock totaling $1,491,951. The transactions with Treasury resulted in the preferred stock and other obligations being settled at a discount, which was credited to paid-in-capital. The shares issued to the Treasury were sold as part of the public offering, resulting in $4,545,202 of the offering proceeds being paid to the Department of Treasury. The net cash proceeds of the offering to the Corporation were approximately $10.5 million (net of the Treasury shares sold and total costs of $1.4 million).

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the Corporation’s Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year period.

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

The allowance also consists of general and unallocated components. The general component covers non-classified loans and is based on historical loss experience. Weighted average historical losses are used in this analysis, which are based on actual losses over the prior eighteen month, with the most recent nine months weighted 60% and the latter nine months 40%. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio as of the evaluation date are not reflected in the loss factors. Management estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions, and economic trends.

As of March 31, 2014 the residential loan historical loss ratios were increased by .08% to 1.39% based on the particular segment. Multi-family real estate loan historical loss ratios were increased by .32% to 1.32%. All other commercial real estate loan historical loss ratios were increased by .92% to 1.32%. Construction loan historical loss ratios were increased by .04% to .50%, consumer loan historical loss ratios by .50% to .60%, commercial and industrial loan historical loss ratios by .28% to 1.57% and home equity lines of credit historical loss ratios by ..03% to 1.34%. As of March 31, 2014, 18% of the allowance for loan loss reserve was attributable to adjustments to the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

The unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

RECLASSIFICATIONS

Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value

March 31, 2014
Available-for-sale securities:
Collateralized Mortgage obligations	$6,662	$11	$(16)	$6,657
U.S. government agency obligations	5,645	9	(40)	5,614
Mortgage-backed securities	3,173	35	(3)	3,205
Obligations of states and political subdivisions	3,835	11	(31)	3,815
Total available-for-sale securities	$19,315	$66	$(90)	$19,291

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value

December 31, 2013
Available-for-sale securities:
Collateralized Mortgage obligations	$6,925	$—	$(141)	$6,784
U.S. government agency obligations	5,129	11	(49)	5,091
Mortgage-backed securities	3,287	30	(10)	3,307
Obligations of states and political subdivisions	3,836	—	(71)	3,765
Total available-for-sale securities	$19,177	$41	$(271)	$18,947

There were no proceeds from the sale of investment securities for the three months ended March 31, 2014 and March 31, 2013. Gross realized gains were $0 and gross realized losses were $0 on the sales of investment securities for the three months ended March 31, 2014 and March 31, 2013.

The amortized cost and fair value of securities available for sale at March 31, 2014 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	March 31, 2014
	Available for Sale Securities
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)

Due in one year or less	$—	$—
Due from one to five years	6,658	6,621
Due from five to ten years	2,822	2,808
Due after ten years	—	—
Total	9,480	9,429
Mortgage-backed securities	3,173	3,205
CMO Securities	6,662	6,657
Total available-for-sale securities	$19,315	$19,291

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

Management determined that there were no securities with OTTI at March 31, 2014.

The following table shows the gross unrealized losses and the fair value of the Corporation’s investments, aggregated by the investment category and length of time that individual securities have been in a continuous unrealized loss position. As of March 31, 2014 17 securities were in a loss position. There were 21 securities in an unrealized loss position at December 31, 2013.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
March 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Collateralized Mortgage obligations	$4,673	$(16)	$—	$—	$4,673	$(16)
Mortgage-backed securities	1,543	(3)	—	—	1,543	(3)
U.S. government agency obligations	4,599	(40)	—	—	4,599	(40)
Obligations of states and political subdivisions	2,530	(31)	—	—	2,530	(31)
Total available-for-sale securities	$13,345	$(90)	$—	$—	$13,345	$(90)

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data). The share numbers reflect a one-for-five reverse stock split effective May 28, 2013.

		Adjusted
	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Basic earnings (loss) per share
Numerator:
Net income (loss)	$17	$(328)
Dividends and amortization of discount on preferred stock	—	99
Net (Loss) allocated to common stockholders	17	(427)
Denominator:
Weighted average common shares outstanding	8,660	410
Less: Average unallocated ESOP shares	(6)	(7)
Less: Average non-vested RRP shares	—	—
Weighted average common shares outstanding for basic earnings per share	8,654	403

Basic earnings (loss) per share	$0.00	$(1.06)

Diluted earnings (loss) per share
Numerator:
Net income (loss) available to common stockholders	17	(427)

Denominator:

Weighted average common shares outstanding	8,654	403
Add: Dilutive effects of assumed exercises of stock options	—	—
Add: Dilutive effects of average non-vested RRP shares	—	—
Weighted average common shares and dilutive potential common shares outstanding	8,654	403

Diluted earnings (loss) per share	$0.00	$(1.06)

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014, and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at March 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$6,657	$—	$6,657
U.S. government agency obligations	—	5,614	—	5,614
Mortgage-backed securities	—	3,205	—	3,205
Obligations of states and political subdivisions	—	3,815	—	3,815
	$—	$19,291	$—	$19,291

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$6,784	$—	$6,784
U.S. government agency obligations	—	5,091	—	5,091
Mortgage-backed securities	—	3,307	—	3,307
Obligations of states and political subdivisions	—	3,765	—	3,765
	$—	$18,947	$—	$18,947

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and foreclosed assets. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Adjustments in 2014 and 2013 to the impaired loans were recorded as additional allocations to the allowance for loan and lease losses. Adjustments in 2014 and 2013 to foreclosed assets were recorded as additional allocations to the allowance for loan and lease losses.

The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	March 31, 2014	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	9,911	—	—	9,911
Foreclosed Assets	1,221	—	—	1,221

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	December 31, 2013	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	10,097	—	—	10,097
Foreclosed Assets	1,068	—	—	1,068

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

Foreclosed assets, which include real estate owned and real estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of March 31, 2014 the Corporation held $1.2 million in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $1.1 million in foreclosed assets as of December 31, 2013. No assets were redeemed by borrowers in 2013 or in the first three months of 2014.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of March 31, 2014 and December 31, 2013. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	March 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$24,503	$24,503	$—	$—	$24,503
Certificates of Deposit	1,736	—	1,736	—	1,736
Securities - Available for sale	19,291	—	19,291	—	19,291
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	122,306	—	—	127,750	127,750
Interest rate lock and forward sale commitment Derivative	19	—	19	—	19

Liabilities:
Deposits	158,145	—	158,689		158,689
Federal Home Loan Bank advances	$4,000	$—	$3,951		$3,951

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value

Assets:
Cash and cash equivalents	$15,391	$15,391	$—	$—	$15,391
Certificates of Deposit	1,736	—	1,736	—	1,736
Securities - Available for sale	18,947	—	18,947	—	18,947
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	118,945	—	—	123,427	123,427
Interest rate lock and forward sale commitment Derivative	9	—	9	—	9

Liabilities:
Deposits	149,555	—	150,205	—	150,205
Federal Home Loan Bank advances	$—	$—	$—	$—	$—

NOTE 5 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$60,872	48.87	$60,585	49.89
Multi-family	4,828	3.88	2,345	1.93
Commercial	47,621	38.24	47,245	38.90
Construction or development	2,235	1.80	2,332	1.92
Total real estate loans	115,556	92.79	112,507	92.64
Other loans:
Consumer loans:
Helocs and other	7,307	5.87	7,533	6.20
Commercial Business Loans	1,669	1.34	1,411	1.16
Total other loans	8,976	7.21	8,944	7.36
Total Loans	124,532	100.00%	121,451	100.00%

Allowance for loan losses	2,677		2,672
Less: Net deferred loan fees	253		249
Total Loans, net	$121,602		$118,530

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013 are as follows:

	30-59	60-89	Loans 90
	Days Past	Days Past	Days or More	Total Past	Current	Total
March 31, 2014	Due	Due	Past Due	due Loans	Loans	Loans

Commercial	$—	$—	$—	$—	$1,669	$1,669
Commercial Real Estate:
Multi-family	—	—	—	—	4,828	4,828
Commercial Real Estate - other	114	—	—	114	47,507	47,621
Consumer:
Consumer - Helocs and other	93	23	52	168	7,139	7,307
Residential:
Residential - prime	1,256	338	150	1,744	46,462	48,206
Residential - subprime	602	129	57	788	11,878	12,666
Construction:
Construction - prime	—	—	—	—	2,235	2,235
Construction - subprime	—	—	—	—	—	—
Total	$2,065	$490	$259	$2,814	$121,718	$124,532

	30-59	60-89	Loans 90
	Days Past	Days Past	Days or More	Total Past	Current	Total
December 31, 2013	Due	Due	Past Due	due Loans	Loans	Loans

Commercial	$—	$—	$—	$—	$1,411	$1,411
Commercial Real Estate:
Multi-family	—	—	—	—	2,345	2,345
Commercial Real Estate - other	306	—	112	418	46,827	47,245
Consumer:
Consumer - Helocs and other	44	52	—	96	7,437	7,533
Residential:
Residential - prime	934	336	440	1,710	45,816	47,526
Residential - subprime	410	107	221	738	12,321	13,059
Construction:
Construction - prime	—	—	—	—	2,332	2,332
Construction - subprime	—	—	—	—	—	—
Total	$1,694	$495	$773	$2,962	$118,489	$121,451

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

The following table represents the risk category of loans by class based on the analysis performed as of March 31, 2014 and December 31, 2013 (in thousands):

		March 31, 2014

Credit Rating		Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0		$—	$26	$306
1-2		—	—	454
3		542	1,811	15,078
4		1,041	2,543	20,248
5		—	—	8,560
6		86	448	2,975
7		—	—	—
	Total	$1,669	$4,828	$47,621

		December 31, 2013

		Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0		$—	$27	$309
1-2		—	—	472
3		312	835	14,252
4		1,011	1,033	20,408
5		—	—	8,677
6		88	450	3,127
7		—	—	—
	Total	$1,411	$2,345	$47,245

For consumer residential real estate, and consumer loans, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Residential - Prime	Residential - Subprime

Grade
Pass	$48,111	$12,642
Substandard	95	24
Total	$48,206	$12,666

		Consumer - Helocs and other
Performing		$7,185
Nonperforming		122
Total		$7,307

		Construction
Performing		$2,235
Nonperforming		—
Total		$2,235

	December 31, 2013
	Residential - Prime	Residential - Subprime

Grade
Pass	$46,860	$12,775
Substandard	666	284
Total	$47,526	$13,059

		Consumer - Helocs and other
Performing		$7,431
Nonperforming		102
Total		$7,533

		Construction
Performing		$2,332
Nonperforming		—
Total		$2,332

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013 (in thousands).

March 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—
Commercial Real Estate - other	7,750	9,770	—
Consumer:
Consumer - Helocs and other	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	47	47	22
Commercial Real Estate:
Commercial Real Estate - Multi-family	448	462	63
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,539	1,581	182
Residential - subprime	—	—	—
Construction:
Construction - prime	434	434	39
Construction - subprime	—	—	—
Total
Commercial	$8,679	$10,713	$124
Consumer	$—	$—	$—
Residental	$1,539	$1,581	$182

December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—
Commercial Real Estate - other	3,802	5,817	—
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	48	48	22
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	463	63
Commercial Real Estate - other	4,150	4,150	35
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,554	1,596	182
Residential - subprime	—	—	—
Construction:
Construction - prime	440	440	45
Construction - subprime	—	—	—
Total
Commercial	$8,890	$10,918	$165
Consumer	$—	$—	$—
Residental	$1,554	$1,596	$182

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31, 2014 and March 31, 2013 (in thousands).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Recorded	Interest	Average Recorded	Interest
	Investment	Income	Investment	Income
With no related allowance recorded:
Commercial	$—	$—	$378	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—	—
Commercial Real Estate - other	9,800	99	14,679	58
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	—	—	222	—
Residential - subprime	—	—	—	—

With an allowance recorded:
Commercial	48	1	49	1
Commercial Real Estate:
Commercial Real Estate - Multi-family	463	8	464	6
Commercial Real Estate - other	—	—	106	—
Consumer:
Consumer - Helocs and others	—	—	—	—
Residential:
Residential - prime	1,586	18	1,690	6
Residential - subprime	—	—	—	—
Construction:
Construction - prime	436	4	298	3
Construction - subprime	—	—	—	—
Total
Commercial	$10,747	$112	$15,974	$68
Consumer	$—	$—	$—	$—
Residental	$1,586	$18	$1,912	$6

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents, by class, the recorded investment in loans and leases on non-accrual status as of March 31, 2014 and December 31, 2013.

Financing Receivables on Nonaccrual Status

March 31, 2014
Commercial	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	—
Consumer:
Consumer - Helocs and other	52
Residential:
Residential - prime	150
Residential - subprime	221
Construction
Construction - prime	—
Construction - subprime	—
Total	$423

Financing Receivables on Nonaccrual Status

December 31, 2013
Commercial	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	112
Consumer:
Consumer - Helocs and other	—
Residential:
Residential - prime	748
Residential - subprime	494
Construction
Construction - prime	—
Construction - subprime	—
Total	$1,354

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

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of March 31, 2014 there have been no loans in which the TDR designation has been removed.

The following table represents the modifications completed during the three months ended March 31, 2014 and 2013.

Modifications
As of March 31,
2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	—	$—	$—

		Modifications
		As of March 31,
		2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—	—	—
Commercial Real Estate - other	1	212	212
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	1	55	55
Residential - subprime	2	104	104
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	4	$371	$371

Troubled debt restructured loans which had payment defaults during the three months ended March 31, 2014 and 2013, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

Modifications That
Subsequently Defaulted
As of March 31,
2014
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
As of March 31,
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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analysis related to the allowance for credit losses (in thousands) for the three months ended March 31, 2014 and 2013 is as follows:

As of March 31, 2014

	Commercial	Comercial Real Estate Other	Multi- Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$56	$521	$77	$249	$1,132	$577	$60	$2,672
Charge-Offs	—	(1)	—	(68)	(2)	—	—	(71)
Recoveries	1	5	—	69	1	—	—	76
Provision	27	6	18	(45)	14	(18)	(2)	—
Ending Balance	84	531	95	205	1,145	559	58	2,677

Ending Balance: individually evaluated for impairment	22	—	63	—	182	—	39	306

Ending Balance: collectively evaluated for impairment	$62	$531	$32	$205	$963	$559	$19	$2,371

As of March 31, 2013

	Commercial	Comercial Real Estate Other	Multi- Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$12	$695	$81	$230	$1,444	$521	$52	$3,035
Charge-Offs	—	(121)	—	(90)	(277)	(9)	—	(497)
Recoveries	2	25	1	70	9	—	—	107
Provision	—	—	—	—	—	—	—	—
Ending Balance	14	599	82	210	1,176	512	52	2,645

Ending Balance: individually evaluated for impairment	—	9	71	—	359	—	38	477

Ending Balance: collectively evaluated for impairment	$14	$590	$11	$210	$817	$512	$14	$2,168

The allowance for loan losses was $2.7 million at March 31, 2014 representing 2.13% of total loans, compared to $2.7 million at December 31, 2013 or 2.18% of total loans. The allowance for loan losses to non-performing loans ratio was 632% at March 31, 2014 compared to 197% at December 31, 2013. At March 31, 2014 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for financing receivables (in thousands) for the three months ended March 31, 2014 and December 31, 2013 is as follows:

As of March 31, 2014

	Commercial	Comercial Real Estate Other	Multi- Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

FINANCING RECEIVABLES:

Ending Balance	$1,669	$47,621	$4,828	$7,307	$48,206	$12,666	$2,235	$124,532

Ending Balance: individually evaluated for impairment	47	7,750	448	—	1,539	—	434	10,218

Ending Balance: collectively evaluated for impairment	$1,622	$39,871	$4,380	$7,307	$46,667	$12,666	$1,801	$114,314

As of December 31, 2013

	Commercial	Commercial Real Estate Other	Multi- Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

FINANCING RECEIVABLES:

Ending Balance	$1,411	$47,245	$2,345	$7,533	$47,526	$13,059	$2,332	$121,451

Ending Balance: individually evaluated for impairment	48	7,952	450	—	1,554	—	440	10,444

Ending Balance: collectively evaluated for impairment	$1,363	$39,293	$1,895	$7,533	$45,972	$13,059	$1,892	$111,007

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

Since stipulating to the terms of the Consent Order, we have complied with all of the required actions, including raising our Tier 1 and Total Risk Based Capital ratios to a minimum of 9.0% and 11.0%, respectively. This was accomplished through the successful Private Placement of $16.5 million in common stock of the Corporation, which was completed in the fourth quarter of 2013. Concurrent with the closing of the capital raise, the Corporation also completed a series of transactions between the Corporation and the Department of Treasury pursuant to which the Department of Treasury received 2,272,601 shares of the Corporation’s common stock in exchange for the shares of Preferred Stock and the Warrants it held, and accrued dividends and interest on the Preferred Stock totaling $1,491,951. The transactions with Treasury resulted in the Preferred Stock and other obligations being settled at a discount, which was credited to paid-in-capital. The shares issued to the Treasury were sold as part of the public offering, resulting in $4,545,202 of the offering proceeds being paid to the Department of Treasury. The net cash proceeds of the offering to the Corporation were approximately $10.5 million (net of the Treasury shares sold and total costs of $1.4 million).

Management continues to focus on the improvement of credit quality at the Bank, and has completed five comprehensive external loan reviews over the last thirty six months, with no recommendations for additional loan loss provisions or charge-offs, and no identification of material weaknesses in the credit approval or administration processes. Likewise, the Bank retained the services of Rehmann Consulting to conduct the Bank’s internal audit function, a task which had previously been performed by a Bank employee. Since retaining Rehmann, the firm has performed four comprehensive internal audits, and has found no material weaknesses in the Bank’s policies and procedures.

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from $2.4 million at December 31, 2013 to $1.6 million at March 31, 2014. This constitutes a 32% drop in non-performing assets over the last three months, and a 56.8% improvement when compared to the $3.7 million in non-performing assets at March 31, 2013.

While continuing the focus on the reduction in problem loans, the Bank has also pursued the development of additional sources of fee income. Since January of 2011, the Bank has opened a number of loan production offices throughout Michigan and Indiana, two of which now house commercial lenders. Residential loan production offices are currently operating in Kalamazoo, Battle Creek, Jackson, Brighton, and Adrian, Michigan, with an additional office in Angola, Indiana. Commercial loan production offices are now operating in East Lansing and Grand Rapids, Michigan. The establishment of these offices provides a geographic dispersion of risk, and places us in markets with demographics that support our growth plans.

Improved growth and profitability will be derived from the following ongoing initiatives:

1.	The reduction in non-performing assets and classified loans. As demonstrated in the aforementioned data, non-performing assets have declined significantly over the quarter. Our intent is to continue our disciplined, aggressive approach to further reducing non-performing and classified loans.

2.	Continued expense reduction throughout the organization.

3.	Organic growth, focusing on commercial and residential lending in our defined markets and the expansion of our wealth management revenue. In late 2011, we established a new relationship with Investment Professionals, Inc., (IPI) replacing our previous relationship with Prudential. IPI will provide compliance, sales, research and clearing support for investment advisors that will be employed by the Bank and will provide investment services under the name of Monarch Investment Services. This will provide for enhanced branding of the Monarch name and increased fee income potential from investment services.

4.	A continued exploration of acquisition opportunities, where markets and synergies combine for the potential of enhanced shareholder value.

FINANCIAL CONDITION

Summary

Our total assets increased by $12.5 million, or 7.3%, to $183.5 million at March 31, 2014 compared to $171.0 million at December 31, 2013. Loans, excluding loans held for sale, totaled $121.6 million at March 31, 2014, up 2.59% from $118.5 million at December 31, 2013.

Securities

Securities increased to $19.3 million at March 31, 2014 compared to $18.9 million at December 31, 2013. The increase was attributable to purchases of $521,000 in U.S. Treasury Bonds offset by pay downs totaling $100,000. The yield on investment securities has increased to 1.91% during the three months ended March 31, 2014 from 1.80% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio increased by $3.1 million, or 2.59%, from $118.5 million at December 31, 2013 to $121.6 million at March 31, 2014. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$60,872	48.87	$60,585	49.89
Multi-family	4,828	3.88	2,345	1.93
Commercial	47,621	38.24	47,245	38.90
Construction or development	2,235	1.80	2,332	1.92
Total real estate loans	115,556	92.79	112,507	92.64
Other loans:
Consumer loans:
Helocs and other	7,307	5.87	7,533	6.20
Commercial Business Loans	1,669	1.34	1,411	1.16
Total other loans	8,976	7.21	8,944	7.36
Total Loans	124,532	100.00%	121,451	100.00%

Allowance for loan losses	2,677		2,672
Less: Net deferred loan fees	253		249
Total Loans, net	$121,602		$118,530

One-to-four family loans increased $300,000 from year end 2013 as a result of the slow-down in refinancing and an increase in customer interest in adjustable rate mortgages which the Bank retain rather than sell in the secondary market. The Bank has continued to sell a greater portion of new one- to-four family loan originations. Commercial real estate loans including multi-family loans and construction or development loans increased $2.9 million or 5.8%.

The allowance for loan losses was relatively unchanged at $2.7 million for the period ended March 31, 2014 when compared to December 31, 2013. A small net recovery was recognized in the first quarter of 2014 of $5,000 compared to net charge off activity of $390,000 for the same period a year ago. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits increased $8.5 million, or 5.7%, from $149.6 million at December 31, 2013 to $158.1 million at March 31, 2014. The increase in deposits included increases of $7.2 million in demand deposits, $2.4 million in saving accounts, $1.3 million in interest bearing checking and $1.2 million in money market accounts and interest bearing checking of $3.6 million offset decreases of $3.5 million in certificates of deposits.

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

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances increased to $4.0 million as of March 31, 2014. Management is attempting to reduce its reliance on borrowed funds through the growth of low cost core deposits. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $19.9 million at March 31, 2014 compared to $19.7 million at December 31, 2013. This represents 10.83% and 11.53% of total assets at March 31, 2014 and December 31, 2013, respectively. Increases in equity for the three months ended March 31, 2014 included net earnings of $17,000 and $137,000 in changes in unrealized losses on available for sale securities.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses increased $139,000 for the quarter ended March 31, 2014 compared to the same period in 2013.

The net interest margin for the first quarter of 2013 increased 60 basis points to 4.15% compared to 3.55% for the same period in 2013. The improvement in the margin is largely due to reduction in wholesale funding as management continues to actively monitor its deposit base and borrowing. The Bank has focused on repaying Federal Home Loan Bank Advances and allowing Brokered Certificates of Deposit to mature.

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

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$17,648	$3	0.07%	$33,790	$12	0.14%
Investment securities	20,832	98	1.91	11,745	52	1.80
Other securities	3,307	52	6.38	3,269	33	4.09
Loans receivable	123,651	1,716	5.63	128,745	1,854	5.84
Total earning assets	$165,438	$1,869	4.58	$177,549	$1,951	4.46

Demand and NOW Accounts	$49,980	$2	0.02	45,757	2	0.02
Money market accounts	32,502	9	0.11	34,961	9	0.10
Savings accounts	25,354	3	0.05	23,587	3	0.05
Certificates of deposit	44,934	136	1.23	63,773	288	1.83
Federal Home Loan Bank Advances	2,190	4	0.74	6,978	73	4.24
Total interest bearing liabilities	$154,960	154	0.40	$175,056	375	0.87
Net interest income		$1,715			$1,576
Net interest spread			4.18%			3.59%
Net interest margin			4.15%			3.55%

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

	Three Months Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to			Total Increase
	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$(25)	$(23)	39	(9)
Investment securities	$13	$163	(130)	46
Other securities	$75	$2	(58)	19
Loans receivable	$(273)	$(298)	433	(138)
Total interest-earning assets	$(210)	$(156)	$284	$(82)

Interest-bearing liabilities
Demand and NOW accounts	$(1)	$1	(0)	—
Money market accounts	$3	$(3)	(0)	—
Savings accounts	$(1)	$1	(0)	—
Certificates of deposit	$(385)	$(345)	578	(152)
Federal Home Loan Bank advances	$(244)	$(203)	378	(69)
Total interest-bearing liabilities	$(628)	$(549)	$956	$(221)
Net interest income				$139

Provision for Loan Losses

The provision for loan losses was $0 in the first quarter of 2014 and for the first quarter of 2013. No provisions were required in either first quarter due to the availability of excess, unallocated reserves. In the first quarter of 2014 the excess in unallocated reserves became available because of a drop in historical loss ratios. The drop in historical ratios reflects the recent low level of charge off activity and the migration of periods of higher losses to lower weighting categories for historical loss calculation. The Corporation recorded net recovery of $5,000 during the first quarter of 2014 compared to a net charge off of $390,000 for the same period in 2013. The Corporation continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $423,000 as of March 31, 2014, decreasing from $1.4 million at December 31, 2013.

Nonperforming assets, including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $2.4 million at the end of 2013 to $1.6 million as of March 31, 2014. The following table presents non-performing assets and certain asset quality ratios at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
		(In thousands)
Non-performing loans	$423	$1,354
Real estate in judgement	481	523
Foreclosed and repossessed assets	740	545
Total non-performing assets	$1,644	$2,422

Non-performing loans to total loans	0.34%	1.11%
Non-performing assets to total assets	0.90%	1.42%
Allowance for loan losses to non-performing loans	632.80%	197.40%
Allowance for loan losses to net loans receivable	2.15%	2.20%

Non-interest Income

Non-interest income for the quarter ended March 31, 2014 decreased by $361,000 to $857,000 from $1.2 million when compared to the same period a year ago. The decrease in non-interest income was mainly attributable to a decrease in gain on the sale of loans and fees and service charges.

Gain on sale of loans decreased $433,000, to $208,000 for the quarter ended March 31, 2014 from $641,000 for the same period a year ago. The decrease was a result of the slow-down in residential lending as rates rose in the second half of 2013 and remained higher during the first quarter of 2014 than rates were during the first half of 2013.

Fees and Service charges decreased $32,000 for the quarter ended March 31, 2014 compared to the same period a year ago primarily due to an decrease in income associated fees from the overdraft protection program which decreased $20,000 as of March 31, 2014 to $200,000 from $220,000 for the same period a year ago. Management expects income from this program to be less in 2014 than in 2013 due to the regulatory changes that became effective August 15, 2010 with the amendment to Regulation E and the need for customers to “opt in” to the Overdraft Program.

Other income increased $95,000 during the first quarter ending March 31, 2014 compared to the same period a year ago. This increase was largely due an increase on the gain on the sale of other repossessed property. It was a result of the Corporation recognizing a recovery on request to make whole by Freddie Mac of $77,000.

Non-interest Expense

Non-interest expense decreased $567,000, or 18.16% for the quarter ended March 31, 2014 compared to the same period a year ago. The decrease is primarily due to decreases in compensation and benefits and professional fees. Compensation and benefits decreased $300,000 as a result of the reduction in staffing completed early in the fourth quarter of 2013. Other general and administrative expense decreased $78,000 for the quarter ended March 31, 2014 compared to the same period a year ago, largely due to reduction in expenses associated with travel and lodging and office supplies. The decrease in professional fees of $57,000 was attributable to decreases in legal fees associated with the loan portfolio. The decrease in mortgage banking of $55,000 for the quarter was also attributable to the decrease in residential loan production. Foreclosed property expense decreased $42,000 for the quarter as a result of decreased maintenance costs associated with the other repossessed properties held by the bank. Amortization of core deposit intangible decreased $36,000 as a result of the conclusion of the amortization of the core deposit intangible.

Federal Income Tax Expense

A $34,000 tax benefit for the first three months of 2014, primarily associated with the $17,000 net income before income taxes, was offset by a corresponding increase in the valuation allowance on deferred tax assets. A significant component of income tax expense is made up of general tax credits generated each year. Our 2009 tax return is under audit; however there were no findings as of March 31, 2014.

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

At March 31, 2014, the Bank was considered “well capitalized” under regulatory guidelines which subject the Bank to restrictions under the FDIC. These restrictions prohibit the Bank from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. These guidelines also subject the Bank to restrictions on the interest rates that can be paid on deposits.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at March 31, 2014 totaled $24.2 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At March 31, 2014 and based on current collateral levels, the Bank could borrow an additional $22.9 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $9.1 million during the three months ended March 31, 2014 compared to a $15.8 million increase for the same period in 2013. The primary sources of cash for the three months ended March 31, 2014 were $4.1 million in proceeds from the sale of mortgage loans, $4.0 million in proceeds of FHLBI advances and $359,000 the maturities of available-for-sale investment securities compared to, $19.5 million in proceeds from the sale of mortgage loans, $5.2 million of principal loan collections in excess of loan originations and $416,000 in the maturities of available-for-sale investment securities for the three months ended March 31, 2013.

Contractual Obligations AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At March 31, 2014, the aggregate contractual obligations and commitments are:

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$43,267	$24,229	$13,724	$5,314	$—
FHLB advances	4,000	2,000	2,000	—	—

Total	$47,267	$26,229	$15,724	$5,314	$—

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$12,908	$12,908	$—	$—	$—
Unfunded commitments under HELOCs	6,671	1,206	1,090	1,698	2,677
Unfunded commitments under Contruction loans	297	292	5	—	—
Unfunded commitments under Commercial LOCs	351	311	40	—	—
Letters of credit	—	—	—	—	—

Total	$20,227	$14,717	$1,135	$1,698	$2,677

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of March 31, 2014 were as follows: Tier 1 leverage ratio 10.51%, Tier 1 risk-based capital ratio 15.22%; and total risk-based capital 16.49%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. At March 31, 2014, these capital ratio requirements have been met.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCH COMMUNITY BANCORP, INC.

Date: May 13, 2014	By:	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2014	And:	/s/ Rebecca S. Crabill
Rebecca S. Crabill
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Corporation’s President and Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Corporation’s Chief Financial Officer.

32	Section 1350 Certification.

