Form 10-Q
period 2014-06-30
MONARCH COMMUNITY BANCORP INC
filed 2014-08-14
CIK 1169769

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014 or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At July 28, 2014, there were 8,660,147 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements:

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	(Unaudited)
	June 30,	December 31,
	2014	2013
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$18,853	9,218
Federal Home Loan Bank overnight time and
other interest bearing deposits	4,200	6,173
Total cash and cash equivalents	23,053	15,391
Securities - Available for sale	18,895	18,947
Certificates of Deposit	1,736	1,736
Other securities	3,370	3,370
Loans held for sale	1,296	415
Loans, net	128,843	118,530
Foreclosed assets, net	744	1,068
Premises and equipment	3,727	3,880
Other assets	7,143	7,630
Total assets	$188,807	170,967

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$26,125	18,606
Interest bearing	129,162	130,949
Total deposits	155,287	149,555
Federal Home Loan Bank advances	12,000	—
Accrued expenses and other liabilities	1,564	1,691
Total liabilities	168,851	151,246

Stockholders' Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and no shares	—	—
issued and outstanding as of June 30, 2014 and December 31, 2013
Common stock - $0.05 par value, 20,000,000 shares authorized, 8,660,147 shares issued	433	433
and outstanding at June 30, 2014 and December 31, 2013, respectively, adjusted for 1:5 split.
Additional paid-in capital	39,344	39,344
Accumulated deficit	(19,566)	(19,630)
Accumulated other comprehensive income (loss)	19	(152)
Unearned stock compensation	(274)	(274)
Total stockholders' equity	19,956	19,721
Total liabilities and stockholders' equity	$188,807	170,967

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	1,744	1,738	3,460	3,592
Investment securities	131	79	281	164
Federal funds sold and overnight deposits	4	18	7	30
Total interest income	1,879	1,835	3,748	3,786
Interest Expense
Deposits	134	259	284	561
Federal Home Loan Bank advances	8	73	12	146
Total interest expense	142	332	296	707
Net Interest Income	1,737	1,503	3,452	3,079
Provision for Loan Losses	(90)	387	(90)	387
Net Interest Income After Provision for Loan Losses	1,827	1,116	3,542	2,692
Non-interest Income
Fees and service charges	400	405	790	828
Loan servicing fees	115	108	225	209
Net gain on sale of loans	314	573	522	1,214
Net gain on sale of securities	—	3	—	3
Other income	(56)	197	93	250
Total non-interest income	773	1,286	1,630	2,504
Non-interest Expense
Salaries and employee benefits	1,248	1,557	2,536	3,146
Occupancy and equipment	265	276	569	579
Data processing	250	245	500	480
Mortgage banking	95	98	178	236
Professional services	175	196	343	421
Amortization of core deposit intangible	—	36	—	71
NOW account processing	48	50	91	102
ATM/Debit card processing	47	63	93	116
Foreclosed property expense	50	140	72	204
Other general and administrative	376	527	726	955
Total non-interest expense	2,554	3,188	5,108	6,310
Income (Loss) - Before income taxes	46	(786)	64	(1,114)
Income Taxes	—	38	—	38
Net Income (Loss)	46	(824)	64	(1,152)
Dividends and amortization of discount on preferred stock	—	105	—	204
Net Income (Loss) available to common stock	46	(929)	64	(1,356)
Comprehensive Income (Loss)
Net Income (Loss)	46	(824)	64	(1,152)
Change in unrealized gain (loss) on securities, net of tax	34	(129)	171	(128)
Less: reclassification adjustments for securities' gain realized in net income, net of taxes	—	2	—	2
Comprehensive Income (Loss)	80	(951)	235	(1,278)
Earnings (Loss) Per Share (adjusted for 1:5 stock split)
Basic	$0.01	$(2.31)	$0.01	$(3.37)
Diluted	$0.01	$(2.31)	$0.01	$(3.37)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended
	June 30,
	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$64	$(1,152)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	434	548
Provision for loan losses	(90)	387
Write down on foreclosed assets	108	371
(Gain) loss on sale of foreclosed assets	(116)	(37)
Mortgage loans originated for sale	(13,258)	(34,077)
Proceeds from sale of mortgage loans	12,377	34,555
Gain on sale of available for sale securities	—	(3)
Gain on sale of mortgage loans	(522)	(1,214)
Net change in:
Accrued interest receivable	24	27
Other assets	200	2,995
Accrued expenses and other liabilities	57	(166)
Net cash (used in) provided by operating activities	(722)	2,234
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(521)	(2,979)
Proceeds from sale of securities	—	80
Proceeds from maturities of securities	781	1,862
Net change in Certificates of Deposit:
Purchases of certificates of deposit	(248)	(248)
Proceeds from maturities of certificates of deposit	248	245
Loan originations and principal collections, net	(10,252)	8,178
Proceeds from sale of foreclosed assets	696	1,377
Purchase of premises and equipment	(52)	(121)
Net cash (used in) provided by investing activities	(9,348)	8,394
Cash Flows From Financing Activities
Net increase in deposits	5,732	(3,018)
Proceeds from FHLB advances	12,000	—
Net cash provided by financing activities	17,732	(3,018)
Net Increase in Cash and Cash Equivalents	7,662	7,610
Cash and Cash Equivalents - Beginning	15,391	28,744
Cash and Cash Equivalents - End	$23,053	$36,354
Supplemental Cash Flow Information:
Cash paid for:
Interest	285	667
Noncash investing activities:
Loans transferred to foreclosed assets	441	1,040

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

On November 15, 2013, the Corporation completed its offering of 8,250,000 shares of its common stock. The shares were issued at a purchase price of $2.00 per share, for aggregate consideration of $16.5 million. The closing of the offering occurred simultaneously with the closing of the series of transactions between the Corporation and the Department of Treasury pursuant to which the Department of Treasury received 2,272,601 shares of the Corporation’s common stock in exchange the 6,785 shares of Preferred Stock and the Warrants it held, and accrued dividends and interest on the preferred stock totaling $1,491,951. The transactions with Treasury resulted in the preferred stock and other obligations being settled at a discount, which was credited to paid-in-capital. The shares issued to the Treasury were sold as part of the offering, resulting in $4,545,202 of the offering proceeds being paid to the Department of Treasury. The net cash proceeds of the offering to the Corporation were approximately $10.5 million (net of the Treasury shares sold and total costs of $1.4 million).

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

The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year period.

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

As of June 30, 2014 the residential loan historical loss ratios were increased by .08% to 1.39% based on the particular segment. Multi-family real estate loan historical loss ratios were increased by .32% to 1.32%. All other commercial real estate loan historical loss ratios were increased by 1.01% to 1.32%. Construction loan historical loss ratios were increased by .50% to .64%, consumer loan historical loss ratios by .50% to .60%, commercial and industrial loan historical loss ratios by .28% to 1.57% and home equity lines of credit historical loss ratios by .03% to 1.34%. As of June 30, 2014, 22% of the allowance for loan loss reserve was attributable to adjustments to the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

The unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

RECLASSIFICATIONS

Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

June 30, 2014
Available-for-sale securities:
Collateralized Mortgage obligations	$6,357	$12	$(23)	$6,346
U.S. government agency obligations	5,638	17	(28)	5,627
Mortgage-backed securities	3,038	49	—	3,087
Obligations of states and
political subdivisions	3,834	22	(21)	3,835
Total available-for-sale securities	$18,867	$100	$(72)	$18,895

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

December 31, 2013
Available-for-sale securities:
Collateralized Mortgage obligations	$6,925	$—	$(141)	$6,784
U.S. government agency obligations	5,129	11	(49)	5,091
Mortgage-backed securities	3,287	30	(10)	3,307
Obligations of states and
political subdivisions	3,836	—	(71)	3,765
Total available-for-sale securities	$19,177	$41	$(271)	$18,947

There were no proceeds from the sale of investment securities for the six months ended June 30, 2014 and June 30, 2013. Gross realized gains were $0 and gross realized losses were $0 on the sales of investment securities for the six months ended June 30, 2014 and June 30, 2013.

There were no proceeds from the sale of investment securities for the six months ended June 30, 2014 compared to $80,000 in proceeds from the sale of investment securities for the same period ended June 30, 2013. Gross realized gains were $0 and gross realized losses were $3,000 on the sales of investment securities for the six months ended June 30, 2014 and June 30, 2013.

The amortized cost and fair value of securities available for sale at June 30, 2014 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	June 30, 2014
	Available for Sale Securities
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)

Due in one year or less	$—	$—
Due from one to five years	7,684	7,657
Due from five to ten years	1,788	1,805
Due after ten years	—	—
Total	9,472	9,462
Mortgage-backed securities	3,038	3,087
CMO Securities	6,357	6,346
Total available-for-sale securities	$18,867	$18,895

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

Management determined that there were no securities with OTTI at June 30, 2014.

The following table shows the gross unrealized losses and the fair value of the Corporation’s investments, aggregated by the investment category and length of time that individual securities have been in a continuous unrealized loss position. As of June 30, 2014, 17 securities were in a loss position. There were 21 securities in an unrealized loss position at December 31, 2013.

	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage obligations	$1,704	$(4)	$894	$(19)	$2,598	$(23)
Mortgage-backed securities	—	—	—	—	—	—
U.S. government agency obligations	1,515	(3)	973	(25)	2,488	(28)
Obligations of states and political subdivisions	500	(1)	2,039	(20)	2,539	(21)
Total available-for-sale securities	$3,719	$(8)	$3,906	$(64)	$7,625	$(72)

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data). The share numbers reflect a one-for-five reverse stock split effective May 28, 2013.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic earnings (loss) per share
Numerator:
Net income (loss)	$46	$(824)	$64	$(1,152)
Dividends and amortization of discount on preferred stock	—	105	—	204
Net Income (Loss) allocated to common stock	46	(929)	64	(1,356)
Denominator:
Weighted average common shares outstanding	8,660	410	8,660	410
Less: Average unallocated ESOP shares	(6)	(7)	(6)	(7)
Less: Average non-vested RRP shares	—	—	—	—
Weighted average common shares outstanding
for basic earnings (loss)per share	8,654	403	8,654	403
Basic earnings (loss) per share	0.01	(2.31)	0.01	(3.37)
Diluted earnings (loss) per share
Numerator:
Net Income (Loss) allocated to common stock	46	(929)	64	(1,356)
Denominator:
Weighted average common shares outstanding
for basic earnings per share	8,654	403	8,654	403
Add: Dilutive effects of restricted stock,
stock options and warrants	—	—	—	—
Weighted average common shares and dilutive
potential common shares outstanding	8,654	403	8,654	403
Diluted earnings (loss) per share	$0.01	$(2.31)	$0.01	$(3.37)

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014, and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$6,346	$—	$6,346
U.S. government agency obligations	—	5,627	—	5,627
Mortgage-backed securities	—	3,087	—	3,087
Obligations of states and
political subdivisions	—	3,835	—	3,835
	$—	$18,895	$—	$18,895

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$6,784	$—	$6,784
U.S. government agency obligations	—	5,091	—	5,091
Mortgage-backed securities	—	3,307	—	3,307
Obligations of states and
political subdivisions	—	3,765	—	3,765
	$—	$18,947	$—	$18,947

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

The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	9,827	—	—	9,827
Foreclosed Assets	744	—	—	744

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans accounted for under FASB ASC 310	10,097	—	—	10,097
Foreclosed Assets	1,068	—	—	1,068

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

Foreclosed assets, which include real estate owned and real estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of June 30, 2014 the Corporation held $744,000 in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $1.1 million in foreclosed assets as of December 31, 2013. No assets were redeemed by borrowers in 2013 or in the first six months of 2014.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of June 30, 2014 and December 31, 2013. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation's financial instruments are as follows (000s omitted):

	June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$23,053	$23,053	$—	$—	$23,053
Certificates of Deposit	1,736	—	1,736	—	1,736
Securities - Available for sale	18,895	—	18,895	—	18,895
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	130,139	—	—	135,184	135,184

Liabilities:
Deposits	155,287	—	155,138		155,138
Federal Home Loan Bank
advances	$12,000	$—	$11,906		$11,906

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$15,391	$15,391	$—	$—	$15,391
Certificates of Deposit	1,736	—	1,736	—	1,736
Securities - Available for sale	18,947	—	18,947	—	18,947
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	118,945	—	—	123,427	123,427

Liabilities:
Deposits	149,555	—	150,205	—	150,205
Federal Home Loan Bank					—
advances	$—	$—	$—	$—	$—

NOTE 5 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$61,001	46.34	$60,585	49.89
Multi-family	5,298	4.03	2,345	1.93
Commercial	52,739	40.07	47,245	38.90
Construction or development	3,949	3.00	2,332	1.92
Total real estate loans	122,987	93.44	112,507	92.64
Other loans:
Consumer loans:
Helocs and other	7,156	5.44	7,533	6.20
Commercial Business Loans	1,477	1.12	1,411	1.16
Total other loans	8,633	6.56	8,944	7.36
Total Loans	131,620	100.00%	121,451	100.00%

Allowance for loan losses	2,510		2,672
Less: Net deferred loan fees	267		249
Total Loans, net	$128,843		$118,530

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$44	$—	$—	$44	$1,433	$1,477
Commercial Real Estate:
Multi-family	—	—	—	—	5,298	5,298
Commercial Real Estate - other	—	—	—	—	52,739	52,739
Consumer:
Consumer - Helocs and other	31	18	48	97	7,059	7,156
Residential:
Residential - prime	895	121	180	1,196	47,721	48,917
Residential - subprime	756	238	105	1,099	10,985	12,084
Construction:
Construction - prime	80	—	—	80	3,869	3,949
Construction - subprime	—	—	—	—	—	—
Total	$1,806	$377	$333	$2,516	$129,104	$131,620

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$—	$—	$—	$—	$1,411	$1,411
Commercial Real Estate:
Multi-family	—	—	—	—	2,345	2,345
Commercial Real Estate - other	306	—	112	418	46,827	47,245
Consumer:
Consumer - Helocs and other	44	52	—	96	7,437	7,533
Residential:
Residential - prime	934	336	440	1,710	45,816	47,526
Residential - subprime	410	107	221	738	12,321	13,059
Construction:
Construction - prime	—	—	—	—	2,332	2,332
Construction - subprime	—	—	—	—	—	—
Total	$1,694	$495	$773	$2,962	$118,489	$121,451

All commercial loans will be assigned a risk rating by the Credit Analyst at inception. The risk rating system is composed of eight levels of quality and utilizes the following definitions.

Risk Rating Scores by definition:

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.
2.	One (1) Excellent. A well-structured credit relationship to an established borrower. Loans to entities with a strong financial condition and solid earnings history.
3.	Two (2) Above Average Quality. Loans to borrowers with a sound financial condition and positive trend in earnings.
4.	Three (3) Acceptable. Loans to entities with a satisfactory financial condition and further characterized by:
•	Working capital adequate to support operations.
•	Cash flow sufficient to pay debts as scheduled.
•	Management experience and depth appear favorable.
•	Debt to worth ratio of 2.50:1 or less.
•	Acceptable sales and steady earning history.
•	Industry outlook is stable.
•	Loan structure within policy guidelines.
•	Loan performing according to terms.
•	If loan is secured, collateral is acceptable and loan is fully protected.
5.	Four (4) Average. Loans to entities which are considered bankable risks, although some signs of weaknesses are shown:
•	Marginal liquidity and working capital.
•	Short or unstable earnings history.
•	Would include most start-up businesses.
•	Would be enrolled in Small Business Administration or Michigan Strategic Fund programs.
•	Occasional instances of trade slowness or repayment delinquency – may have been 10-30 days slow within the past 12 months.
•	Management abilities are apparent yet unproven.
•	Debt to worth ratio of 3.50 or less.
•	Weakness in primary source of repayment with adequate secondary source of repayment.
•	If secured, loan is protected but collateral is marginal.
•	Industry outlook is uncertain; may be cyclical or highly competitive.
•	Loan structure generally in accordance with policy.
6.	Five (5) Special Mention. Special Mention loans have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. Loans to entities that constitute an undue and unwarranted credit risk but not to the point of justifying or classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The following characteristics may apply:
•	Downward trend in sales, profit levels and margins.
•	Impaired working capital positions.
•	Cash flow is strained in order to meet debt repayment.
•	Loan delinquency (30-60 days) and overdrafts may occur.
•	Management abilities are questionable.
•	Highly leveraged, debt to worth ratio over 3.50:1.
•	Industry conditions are weak.
•	Inadequate or outdated financial information.
•	Litigation pending against borrower.
•	Loan may need to be restructured to improve collateral position and/or reduce payment amount.
•	Collateral / guaranty offers limited protection.
7.	Six (6) Substandard. A substandard loan is inadequately protected by the current sound worth and repayment capacity of the borrower. Loans so classified must have a well-defined weakness that jeopardizes the liquidation of the debt. There is a distinct possibility that the Bank will implement collection procedures if the loan deficiencies are not corrected. The following characteristics may apply:
•	Sustained losses have severely eroded the equity and cash flow.
•	Deteriorating liquidity.
•	Serious management problems.
•	Chronic trade slowness; may be placed on COD by vendors.

•	Likelihood of bankruptcy.
•	Inability to access other funding sources.
•	Reliance on secondary source of repayment.
•	Interest non-accrual may be warranted.
•	Collateral provided is of little or no value.
•	Repayment dependent upon the liquidation of non-current assets.
•	Repayment may require litigation.
8.	Seven (7) Doubtful. A doubtful loan has all the weakness inherent in a substandard loan with the added characteristic that collection and/or liquidation is pending. Loans or portions of loans with one or more weaknesses which, on the basis of currently existing facts, conditions, and values, makes ultimate collection of all principal highly questionable. The possibility of loss is high and specific loan loss reserve allocations should be made or charge offs taken on anticipated collateral shortfalls. However, the amount or the certainty of eventual loss may not allow for a specific reserve or charge off because of specific pending factors. Pending factors include proposed merger or acquisition, completion or liquidation in progress, injection of new capital in progress, refinancing plans in progress, etc. “Pending Factors” not resolved after six months must be disregarded. The following characteristics may apply:
•	Normal operations are severely diminished or have ceased.
•	Seriously impaired cash flow.
•	Secondary source of repayment is inadequate.
•	Survivability as a “going concern” is impossible.
•	Placement on interest non-accrual
•	Collection process has begun.
•	Bankruptcy petition has been filed.
•	Judgments have been filed.
•	Portion of the loan balance has been charged-off.
9.	Eight (8) Loss. Loans classified loss are considered uncollectible and of such little value that their continuance as bankable asset is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. Further characterized by:
•	Liquidation or reorganization under bankruptcy, with poor prospects of collection.
•	Fraudulently overstated assets and/or earnings.
•	Collateral has marginal or no value.
•	Debtor cannot be located.

The following table represents the risk category of loans by class based on the analysis performed as of June 30, 2014 and December 31, 2013 (in thousands):

			June 30, 2014
Credit Rating		Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0		$—	$26	$302
1-2		—	—	436
3		432	1,797	18,832
4		385	3,027	20,848
5		578	—	9,274
6		82	448	3,047
7		—	—	—
	Total	$1,477	$5,298	$52,739

			December 31, 2013
		Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0		$—	$27	$309
1-2		—	—	472
3		312	835	14,252
4		1,011	1,033	20,408
5		—	—	8,677
6		88	450	3,127
7		—	—	—
	Total	$1,411	$2,345	$47,245

For consumer residential real estate, and consumer loans, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Residential - Prime	Residential - Subprime

Grade
Pass	$48,668	$11,801
Substandard	249	283
Total	$48,917	$12,084

		Consumer - Helocs and other
Performing		$7,038
Nonperforming		118
Total		$7,156

		Construction
Performing		$3,949
Nonperforming		—
	Total	$3,949

	December 31, 2013
	Residential - Prime	Residential - Subprime

Grade
Pass	$46,860	$12,775
Substandard	666	284
Total	$47,526	$13,059

		Consumer - Helocs and other
Performing		$7,431
Nonperforming		102
Total		$7,533

		Construction
Performing		$2,332
Nonperforming		—
	Total	$2,332

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013 (in thousands).

June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—
Commercial Real Estate - other	7,678	9,714	—
Consumer:
Consumer - Helocs and other	—	—	—
Residential:
Residential - prime	1,153	1,196	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	47	47	23
Commercial Real Estate:
Commercial Real Estate - Multi-family	447	462	63
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	371	371	172
Residential - subprime	—	—	—
Construction:
Construction - prime	428	428	39
Construction - subprime	—	—	—
Total
Commercial	$8,600	$10,651	$125
Consumer	$—	$—	$—
Residental	$1,524	$1,567	$172

December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—
Commercial Real Estate - other	3,802	5,817	—
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	48	48	22
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	463	63
Commercial Real Estate - other	4,150	4,150	35
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,554	1,596	182
Residential - subprime	—	—	—
Construction:
Construction - prime	440	440	45
Construction - subprime	—	—	—
Total
Commercial	$8,890	$10,918	$165
Consumer	$—	$—	$—
Residental	$1,554	$1,596	$182

The following table presents loans individually evaluated for impairment by class of loans for the three months ended June 30, 2014 and June 30, 2013 (in thousands).

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013

	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$—	$—	$377	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—	—
Commercial Real Estate - other	9,733	100	14,307	159
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	1,200	12	94	—
Residential - subprime	—	—	—	—

With an allowance recorded:
Commercial	47	—	49	1
Commercial Real Estate:
Commercial Real Estate - Multi-family	462	8	464	6
Commercial Real Estate - other	—	—	94	—
Consumer:
Consumer - Helocs and others	—	—	—	—
Residential:
Residential - prime	371	6	1,633	6
Residential - subprime	—	—	—	—
Construction:
Construction - prime	430	5	294	3
Construction - subprime	—	—	—	—
Total
Commercial	$10,672	$113	$15,585	$169
Consumer	$—	$—	$—	$—
Residental	$3,971	$18	$1,727	$6

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2014 and June 30, 2013 (in thousands).

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$—	$—	$377	$—
Commercial Real Estate:
Commercial Real Estate - Multi-family	—	—	—	—
Commercial Real Estate - other	9,766	198	14,334	315
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	1,207	24	95	—
Residential - subprime	—	—	—	—

With an allowance recorded:
Commercial	47	1	49	1
Commercial Real Estate:
Commercial Real Estate - Multi-family	463	16	464	11
Commercial Real Estate - other	—	—	100	—
Consumer:
Consumer - Helocs and others	—	—	—	—
Residential:
Residential - prime	372	12	1,662	13
Residential - subprime	—	—	—	—
Construction:
Construction - prime	433	10	296	6
Construction - subprime	—	—	—	—
Total
Commercial	$10,709	$225	$15,620	$333
Consumer	$—	$—	$—	$—
Residental	$1,579	$36	$1,757	$13

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents, by class, the recorded investment in loans and leases on non-accrual status as of June 30, 2014 and December 31, 2013.

Financing Receivables on Nonaccrual Status

June 30, 2014
Commercial	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	—
Consumer:
Consumer - Helocs and other	70
Residential:
Residential - prime	540
Residential - subprime	475
Construction
Construction - prime	—
Construction - subprime	—
Total	$1,085

Financing Receivables on Nonaccrual Status

December 31, 2013
Commercial	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	112
Consumer:
Consumer - Helocs and other	—
Residential:
Residential - prime	748
Residential - subprime	494
Construction
Construction - prime	—
Construction - subprime	—
Total	$1,354

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

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of June 30, 2014 there have been no loans in which the TDR designation has been removed. The following table represents the modifications completed during the three months ended June 30, 2014 and 2013.

Modifications
Three Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	1	156	156
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	1	$156	$156

Modifications
Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	5	806	805
Residential - subprime	3	113	113
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	8	$919	$918

The following table represents the modifications completed during the six months ended June 30, 2014 and 2013.

Modifications
Six Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	1	156	156
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	1	$156	$156

Modifications
Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	1	212	212
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	6	861	860
Residential - subprime	5	217	217
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	12	$1,290	$1,289

Troubled debt restructured loans which had payment defaults during the three months ended June 30, 2014 and 2013, segregated by class, are shown in the table below. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

Modifications That Subsequently Defaulted
Three Months Ended June 30, 2014

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
Six Months Ended June 30, 2014

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analysis related to the allowance for credit losses (in thousands) for the three months ended June 30, 2014 and 2013 is as follows:

For the Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate Other	Multi - Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$84	$531	$95	$205	$1,145	$559	$58	$2,677
Charge-Offs	—	—	—	(130)	(47)	(64)	—	(241)
Recoveries	1	98	1	52	12	—	—	164
Provision	25	(61)	(3)	79	(155)	17	8	(90)
Ending Balance	110	568	93	206	955	512	66	2,510

Ending Balance: individually
evaluated for impairment	23	—	63	—	172	—	39	297

Ending Balance: collectively
evaluated for impairment	$87	$568	$30	$206	$783	$512	$27	$2,213

For the Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate Other	Multi - Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$14	$599	$82	$210	$1,176	$512	$52	$2,645
Charge-Offs	—	—	—	(127)	(131)	(114)	—	(372)
Recoveries	—	5	—	42	33	4	—	84
Provision	(5)	(5)	(6)	64	279	61	(1)	387
Ending Balance	9	599	76	189	1,357	463	51	2,744

Ending Balance: individually
evaluated for impairment	—	9	71	—	359	—	38	477

Ending Balance: collectively
evaluated for impairment	$9	$590	$5	$189	$998	$463	$13	$2,267

Analysis related to the allowance for credit losses (in thousands) for the six months ended June 30, 2014 and 2013 is as follows:

For the Six Months Ended June 30, 2014
	Commercial	Commercial Real Estate Other	Multi - Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$56	$521	$77	$249	$1,132	$577	$60	$2,672
Charge-Offs	—	(1)	—	(198)	(49)	(64)	—	(312)
Recoveries	2	103	1	121	13	—	—	240
Provision	52	(55)	15	34	(141)	(1)	6	(90)
Ending Balance	110	568	93	206	955	512	66	2,510

Ending Balance: individually
evaluated for impairment	23	—	63	—	172	—	39	297

Ending Balance: collectively
evaluated for impairment	$87	$568	$30	$206	$783	$512	$27	$2,213

For the Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate Other	Multi - Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:

Beginning Balance	$12	$695	$81	$230	$1,444	$521	$52	$3,035
Charge-Offs	—	(121)	—	(217)	(408)	(123)	—	(869)
Recoveries	2	30	1	112	42	4	—	191
Provision	(5)	(5)	(6)	64	279	61	(1)	387
Ending Balance	9	599	76	189	1,357	463	51	2,744

Ending Balance: individually
evaluated for impairment	—	9	71	—	359	—	38	477

Ending Balance: collectively
evaluated for impairment	$9	$590	$5	$189	$998	$463	$13	$2,267

The allowance for loan losses was $2.5 million at June 30, 2014 representing 1.91% of total loans, compared to $2.7 million at December 31, 2013 or 2.20% of total loans. The allowance for loan losses to non-performing loans ratio was 231% at June 30, 2014 compared to 197% at December 31, 2013. At June 30, 2014 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for loan receivables (in thousands) for the six months ended June 30, 2014 and December 31, 2013 is as follows:

As of
June 30, 2014
	Commercial	Commercial Real Estate Other	Multi - Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

LOAN RECEIVABLES:

Ending Balance	$1,477	$52,739	$5,298	$7,156	$48,917	$12,084	$3,949	$131,620

Ending Balance: individually
evaluated for impairment	47	7,678	447	—	1,524	—	428	10,124

Ending Balance: collectively
evaluated for impairment	$1,430	$45,061	$4,851	$7,156	$47,393	$12,084	$3,521	$121,496

As of
December 31, 2013
	Commercial	Commercial Real Estate Other	Multi - Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

LOAN RECEIVABLES:

Ending Balance	$1,411	$47,245	$2,345	$7,533	$47,526	$13,059	$2,332	$121,451

Ending Balance: individually
evaluated for impairment	48	7,952	450	—	1,554	—	440	10,444

Ending Balance: collectively
evaluated for impairment	$1,363	$39,293	$1,895	$7,533	$45,972	$13,059	$1,892	$111,007

The Corporation’s charge-off policy which meets regulatory minimums has not required any revisions during the second quarter of 2014. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met.

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

OVERVIEW

Following Monarch Community Bank’s Safety and Soundness examination which was completed in early 2010, the Board of Directors of Monarch Community Bank stipulated to the terms of a formal enforcement action (“Consent Order”) with Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial and Insurance Regulation for the State of Michigan (“OFIR”). The Consent Order, which was effective May 6, 2010, contained specific actions needed to address certain findings from their examination and to address our financial condition. The Consent Order was terminated by the FDIC by order dated July 9, 2014.

We complied with all of the required actions in the Consent Order, including raising our Tier 1 and Total Risk Based Capital ratios to minimums of 9.0% and 11.0%, respectively. This was accomplished through the successful Private Placement of $16.5 million in common stock of the Corporation, which was completed in the fourth quarter of 2013. Concurrent with the closing of the capital raise, the Corporation also completed a series of transactions between the Corporation and the Department of Treasury pursuant to which the Department of Treasury received 2,272,601 shares of the Corporation’s common stock in exchange for the shares of Preferred Stock and the Warrants it held, and accrued dividends and interest on the Preferred Stock totaling $1,491,951. The transactions with Treasury resulted in the Preferred Stock and other obligations being settled at a discount, which was credited to paid-in-capital. The shares issued to the Treasury were sold as part of the public offering, resulting in $4,545,202 of the offering proceeds being paid to the Department of Treasury. The net cash proceeds of the offering to the Corporation were approximately $10.5 million (net of the Treasury shares sold and total costs of $1.4 million).

In connection with the termination of the Consent Order, the Company agreed among other things to: (i) to adopt a plan for collecting, charging off, selling or otherwise improving the quality of the Bank’s delinquent or substandard credits in order to reduce the Bank’s risk position with respect to these credits; (ii) not to extend additional credit to or for the benefit of borrowers with credits classified as “loss” or otherwise written off; (iii) to adopt a plan for reducing the volume of real estate loans with loan to value ratios in excess of regulatory guidelines; (iv) to adopt a profit plan aimed at improving earnings, with such plan to address the viability of each loan production office, realistic operating budgets and a budget review process for monitoring performance against budget; and (v) maintain Tier 1 capital as a percentage of assets at a minimum of 8.5%.

Management is now focused on the successful execution of the Bank’s strategic plan, which focuses on steady, profitable growth and sustained high credit quality. Credit quality continues to improve at the Bank, which has now completed six comprehensive external loan reviews over the last four years, with no recommendations for additional loan loss provisions or charge-offs, and no identification of material weaknesses in the credit approval or administration processes. Likewise, in 2010, the Bank retained the services of Rehmann Consulting to conduct the Bank’s internal audit function, a task which had previously been performed by a Bank employee. Since retaining Rehmann, the firm has performed four comprehensive internal audits, and has found no material weaknesses in the Bank’s policies and procedures.

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from $2.4 million at December 31, 2013 to $1.8 million at June 30, 2014. This constitutes a 32% drop in non-performing assets over the last six months, and a 56.8% improvement when compared to the $3.7 million in non-performing assets at June 30, 2013.

While continuing the focus on the reduction in problem loans, the Bank has also pursued the development of additional sources of fee income. Since January of 2011, the Bank has opened a number of loan production offices throughout Michigan and Indiana, two of which now house commercial lenders. Residential loan production offices are currently operating in Battle Creek, Jackson, Brighton, and Adrian, Michigan, with an additional office in Angola, Indiana. Commercial loan production offices are now operating in East Lansing and Grand Rapids, Michigan. The establishment of these offices provides a geographic dispersion of risk, and places us in markets with demographics that support our growth plans.

Improved growth and profitability will be derived from the following ongoing initiatives:

1.	The reduction in non-performing assets and classified loans. As demonstrated in the aforementioned data, non-performing assets have declined significantly over the quarter. Our intent is to continue our disciplined, aggressive approach to further reducing non-performing and classified loans.

2.	Continued expense reduction throughout the organization.

3.	Organic growth, focusing on commercial and residential lending in our defined markets and the expansion of our wealth management revenue. In late 2011, we established a new relationship with Investment Professionals, Inc., (IPI) replacing our previous relationship with Prudential. IPI provides compliance, sales, research and clearing support for investment advisors that are employed by the Bank and provide investment services under the name of Monarch Investment Services. This provides for enhanced branding of the Monarch name and increased fee income potential from investment services.

4.	A continued exploration of acquisition opportunities, where markets and synergies combine for the potential of enhanced shareholder value.

FINANCIAL CONDITION

Summary

Our total assets increased by $17.8 million, or 10.42%, to $188.8 million at June 30, 2014 compared to $171.0 million at December 31, 2013. Loans, excluding loans held for sale, totaled $128.8 million at June 30, 2014, up 8.70% from $118.5 million at December 31, 2013.

Securities

Securities remained relatively unchanged at $18.9 million as of June 30, 2014 and December 31, 2013. A slight decrease was attributable to pay downs in the Mortgage Backed Securities and Collateralized Mortgage Obligation portfolios totaling $781,000 which offset of the purchase of a U.S. Treasury security in the amount $521,000 in the first quarter of 2014. The yield on investment securities has decreased to 1.88% during the six months ended June 30, 2014 from 2.14% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio increased by $10.3 million, or 8.70%, from $118.5 million at December 31, 2013 to $128.8 million at June 30, 2014. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

		June 30, 2014		December 31, 2013
		Amount	Percent	Amount	Percent
		(Dollars in thousands)
Real Estate Loans:
	One-to-four family	$61,001	46.34	$60,585	49.89
	Multi-family	5,298	4.03	2,345	1.93
	Commercial	52,739	40.07	47,245	38.90
	Construction or development	3,949	3.00	2,332	1.92
	Total real estate loans	122,987	93.44	112,507	92.64
Other loans:
	Consumer loans:
	Helocs and other	7,156	5.44	7,533	6.20
	Commercial Business Loans	1,477	1.12	1,411	1.16
	Total other loans	8,633	6.56	8,944	7.36
	Total Loans	131,620	100.00%	121,451	100.00%

	Allowance for loan losses	2,510		2,672
Less:	Net deferred loan fees	267		249
	Total Loans, net	$128,843		$118,530

One-to-four family loans increased $416,000 from year end 2013 as a result of the slow-down in refinancing and an increase in customer interest in adjustable rate mortgages which the Bank retain rather than sell in the secondary market. The Bank has continued to sell a greater portion of new one- to-four family loan originations. Commercial real estate loans including multi-family loans and construction or development loans increased $10.1 million or 19.38%.

The allowance for loan losses was $2.51 million at June 30, 2014 compared to $2.67 million at December 31, 2013, a decrease of $162,000. Year to date net charge offs totaled $77,000 compared to $288,000 for the same period a year ago. Net charge offs year to date consisted of primarily consumer loans. The Company also recognized a reverse provision of $90,000, which was associated with the recovery of a previously charged off commercial real estate loan. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits increased $5.7 million, or 3.83%, from $149.6 million at December 31, 2013 to $155.3 million at June 30, 2014. The increase in deposits included increases of $7.5 million in demand deposits, $2.1 million in saving accounts and $1.5 million in money market accounts offset decreases of $1.2 million in interest bearing checking and $4.2 million in certificates of deposits.

In the past, we used brokered certificates of deposit to diversify our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. Because the Bank's regulatory capital ratios were less than the levels necessary to be considered "well capitalized" while the Consent Order was in effect, it could not obtain new brokered funds as a funding source without prior approval of the FDIC and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits. With the Consent Order terminated, the rate limitations and prior approval requirements have ceased.

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances increased to $12.0 million as of June 30, 2014. During the period, loan demand outpaced deposit growth. As such, management evaluated alternative sources of funding and determined advances from FHLB had attractive rates and terms to meet the liquidity and growth needs of the bank. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See "Net Interest Income" below, and also see "Liquidity" later in this report regarding available borrowings.

Equity

Total equity was $19.96 million at June 30, 2014 compared to $19.72 million at December 31, 2013. This represents 10.57% and 11.53% of total assets at June 30, 2014 and December 31, 2013, respectively. Increases in equity for the six months ended June 30, 2014 included net earnings of $64,000 and $171,000 in changes in unrealized losses on available for sale securities.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses increased $234,000 for the quarter ended June 30, 2014 compared to the same period in 2013.

The net interest margin for the first quarter of 2014 increased 64 basis points to 4.03% compared to 3.39% for the same period in 2013. The improvement in the margin is largely due to reduction in wholesale funding costs as management continues to actively monitor its deposit base and borrowing. The net interest margin for the six months ended June 30, 2014 increased 62 basis points to 4.09% compared to 3.47% for the same period in 2013.

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2014			2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$17,730	$7	0.08%	$36,221	$30	0.17%
Investment securities	20,842	194	1.88	9,911	105	2.14
Other securities	3,307	87	5.31	5,445	59	2.19
Loans receivable	126,958	3,460	5.50	125,723	3,592	5.76
Total earning assets	$168,837	$3,748	4.48	$177,300	$3,786	4.31

Demand and NOW Accounts	$51,795	$4	0.02	$47,418	$4	0.02
Money market accounts	32,770	18	0.11	35,062	19	0.11
Savings accounts	25,833	6	0.05	24,126	6	0.05
Certificates of deposit	43,786	256	1.18	62,040	533	1.73
Federal Home Loan Bank Advances	4,074	12	0.59	7,018	145	4.17
Total interest bearing liabilities	$158,258	296	0.38	$175,664	707	0.81
Net interest income		$3,452			$3,079
Net interest spread			4.10%			3.49%
Net interest margin			4.09%			3.47%

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

	Six Months Ended June 30,
	2014 vs. 2013
				Total
	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	$(32)	$(31)	40	(23)
Investment securities	$(26)	$234	(119)	89
Other securities	$170	$(47)	(95)	28
Loans receivable	$(334)	$71	131	(132)
Total interest-earning assets	$(222)	$227	$(43)	$(38)

Interest-bearing liabilities
Demand and NOW accounts	$(1)	$1	(0)	—
Money market accounts	$1	$(3)	1	(1)
Savings accounts	$(1)	$1	(0)	—
Certificates of deposit	$(343)	$(316)	382	(277)
Federal Home Loan Bank advances	$(251)	$(123)	241	(133)
Total interest-bearing liabilities	$(595)	$(440)	$624	$(411)
Net interest income				$373

Provision for Loan Losses

The Bank recorded a reverse provision for loan losses of $90,000, which was due to a one-time recovery on a previously charged off loan, for the quarter ended June 30, 2014 compared to a provision for loan losses of $387,000 for the same period a year ago.

After evaluating the level of the allowance for loan losses in the second quarter, and upon receiving the one-time recovery of the previously charged off loan, a reverse provision was recorded. The Corporation recorded net charge offs of $77,000 during the second quarter of 2014 compared to a net charge off of $288,000 for the same period in 2013. The Corporation continues to monitor real estate dependent loans and focus on asset quality. Non-performing loans totaled $1.1 million as of June 30, 2014, decreasing from $1.4 million at December 31, 2013. Net charge offs for the six months ended June 30, 2014 were $72,000 compared to $678,000 for the same period in 2013. The Bank recorded a reverse provision $90,000 in the six months ended June 2014 compared to $387,000 for the same period a year ago.

Nonperforming assets, including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $2.4 million at the end of 2013 to $1.8 million as of June 30, 2014. The following table presents non-performing assets and certain asset quality ratios at June 30, 2014 and December 31, 2013.

	June 30,2014	December 31,2013
		(In thousands)
Non-performing loans	$1,085	$1,354
Real estate in judgement	243	523
Foreclosed and repossessed assets	501	545
Total non-performing assets	$1,829	$2,422

Non-performing loans to total loans	0.82%	1.11%
Non-performing assets to total assets	0.97%	1.42%
Allowance for loan losses to non-performing loans	231.30%	197.40%
Allowance for loan losses to total loans receivable	1.91%	2.20%

Non-interest Income

Non-interest income for the quarter ended June 30, 2014 decreased by $513,000 to $773,000 from $1.3 million when compared to the same period a year ago. The decrease in non-interest income was mainly attributable to a decrease in gain on the sale of loans and other income.

Gain on sale of loans decreased $259,000, to $314,000 for the quarter ended June 30, 2014 from $573,000 for the same period a year ago. The decrease was a result of the slow-down in residential lending as rates rose in the second half of 2013 and remained higher during the first half of 2014 than rates were during the first half of 2013.

Other income decreased $253,000 during the second quarter ending June 30, 2014 compared to the same period a year ago. This decrease was largely due a charge to other income of $156,000 which was associated with Freddie Mac.

Non-interest income for the six months ended June 30, 2014 decreased $874,000, or 34.9%, from $2.5 million to $1.6 million compared to the same period a year ago. This is mainly attributable to a decrease in gain on sale of loans.

Net gain on sale of loans decreased $700,000 for the six months ended June 30, 2014 from $1.2 million to $500,000 when compared to the same period a year ago. Fees and Service charges decreased $38,000 for the six months ended June 30, 2014 compared to the same period a year ago primarily due to a decrease in income associated with NSF fees. Other income decreased $157,000 for the six months ended June 30, 2013 compared to a year ago due to the charge taken in the second quarter. All other non-interest income decreased $13,000.

Non-interest Expense

Non-interest expense decreased $634,000, or 19.9% for the quarter ended June 30, 2014 compared to the same period a year ago. The decrease is primarily due to decreases in compensation and benefits, other general and administrative expenses and foreclosed property expense. Compensation and benefits decreased $309,000 as a result of the reduction in staffing completed early in the fourth quarter of 2013. Other general and administrative expense decreased $151,000 for the quarter ended June 30, 2014 compared to the same period a year ago, largely due to reduction in expenses associated with travel and lodging and office supplies. Foreclosed property expense decreased $90,000 for the quarter as a result of decreased maintenance costs associated with the other repossessed properties held by the bank. Amortization of core deposit intangible decreased $36,000 as a result of the conclusion of the amortization of the core deposit intangible. All other non-interest expenses decreased $48,000 as of June 30, 2014 compared to the same period a year ago.

Noninterest expense decreased $1.2 million for the six months ended June 30, 2014 compared to the same period a year ago. Salaries and employee benefits decreased $610,000. Other general and administrative expenses decreased $229,000 year over year largely due reasons mentioned previously. Foreclosed property expense decreased $132,000, mainly due to continued efforts to aggressively dispose of properties. Professional fees decreased $78,000 due to a decrease in fees associated with problem loans. Amortization of core deposit intangible decreased $71,000 as a result of the conclusion of the amortization of the core deposit intangible. Mortgage banking expense decreased $58,000 due to decrease in one to four family refinance activity. All other non-interest income expense decreased $24,000.

Federal Income Tax Expense

For the six months ended June 30, 2014, we generated pretax income of $64,000. At June 30, 2014 we have a deferred tax asset of $9.2 million, primarily the result of net operating losses and timing differences associated with the deductibility of the allowance for loan losses. Based on our most recent assessment of our ability to utilize the deferred tax asset through generation of taxable income we have determined that we should retain the valuation allowance previously established on the deferred tax asset, reducing the carrying value to zero as of June 30, 2014. For the six months ended June 30, 2014, we reduced our tax valuation to the extent we would have otherwise recorded tax expense, which was approximately $15,000. There were no other changes in the carrying value of the deferred tax asset during the quarter.

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

Prior to termination of the Consent Order, under regulatory guidelines which subject the Bank to restrictions under the FDIC the Bank was prohibited from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. These guidelines also subjected the Bank to restrictions on the interest rates that could be paid on deposits. These restrictions have been eliminated by the termination of the Consent Order.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 2014 totaled $24.3 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At June 30, 2014 and based on current collateral levels, the Bank could borrow an additional $15.9 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $7.7 million during the six months ended June 30, 2014 compared to a $7.6 million increase for the same period in 2013. The primary sources of cash for the six months ended June 30, 2014 were $12.0 million in proceeds of FHLBI advances $12.4 million in proceeds from the sale of mortgage loans, an increased in deposits of $5.7 million and $781,000 the maturities of available-for-sale investment securities compared to $34.6 million in proceeds from the sale of mortgage loans, $8.2 million of principal loan collections in excess of loan originations and $1.9 million in the maturities of available-for-sale investment securities for the six months ended June 30, 2013.

The primary uses of cash for the six months ended June 30, 2014 were $13.2 million of mortgage loans originated for sale, 10.3 million of principal loan originations in excess of collections and $521,000 in purchases of available for sale securities compared to $34.0 million of mortgage loans originated for sale, $3.0 decrease in deposits and $3.0 million in purchases of available for sale securities.

Contractual Obligations AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At June 30, 2014, the aggregate contractual obligations and commitments are:

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$42,580	$24,353	$12,974	$5,253	$—
FHLB advances	12,000	8,000	4,000	—	—
Total	$54,580	$32,353	$16,974	$5,253	$—

	Amount of Commitment Expiration Per Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$9,116	$9,116	$—	$—	$—
Unfunded commitments under HELOCs	6,588	1,245	1,084	1,476	2,783
Unfunded commitments under Contruction loans	579	564	15	—	—
Unfunded commitments under
Commercial LOCs	596	405	191	—	—
Letters of credit	—	—	—	—	—
Total	$16,879	$11,330	$1,290	$1,476	$2,783

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of June 30, 2014 were as follows: Tier 1 leverage ratio 10.17%, Tier 1 risk-based capital ratio 14.50%; and total risk-based capital 15.76%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. In connection with the termination of the Consent Order the Company agreed the Bank would maintain a Tier 1 risk-based capital ratio of at least 8.5%. At June 30, 2014, these capital ratio requirements have been met.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCH COMMUNITY BANCORP, INC.

Date: August 14, 2014	By:	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	And:	/s/ Rebecca S. Crabill
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

