Form 10-Q
period 2014-09-30
MONARCH COMMUNITY BANCORP INC
filed 2014-11-14
CIK 1169769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014 or

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: At October 31, 2014, there were 8,962,416 shares of the issuer’s Common Stock outstanding.

Monarch Community Bancorp, Inc.

PART I—FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	(Unaudited)
	September 30,	December 31,
	2014	2013
	(Dollars in thousands,
	except per share data)
Assets
Cash and due from banks	$10,389	$9,218
Federal Home Loan Bank overnight time and other interest bearing deposits	5,747	6,173
Total cash and cash equivalents	16,136	15,391
Securities - Available for sale	10,968	18,947
Certificates of Deposit	1,736	1,736
Other securities	3,370	3,370
Loans held for sale	1,062	415
Loans, net	132,299	118,530
Foreclosed assets, net	580	1,068
Premises and equipment	3,628	3,880
Other assets	7,103	7,630
Total assets	$176,882	$170,967

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$20,224	$18,606
Interest bearing	124,163	130,949
Total deposits	144,387	149,555
Federal Home Loan Bank advances	11,000	—
Accrued expenses and other liabilities	1,507	1,691
Total liabilities	156,894	151,246

Stockholders’ Equity
Preferred stock-$.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock - $0.05 par value, 20,000,000 shares authorized, 8,962,416 shares issued and outstanding at September 30, 2014 and 8,660,147 shares issued and outstanding as of December 31, 2013, respectively, adjusted for 1:5 split.	448	433
Additional paid-in capital	40,188	39,344
Accumulated deficit	(19,543)	(19,630)
Accumulated other comprehensive income (loss)	28	(152)
Unearned stock compensation	(1,133)	(274)
Total stockholders’ equity	19,988	19,721
Total liabilities and stockholders’ equity	$176,882	$170,967

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income (Unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$1,777	$1,742	$5,236	$5,334
Investment securities	114	81	396	245
Federal funds sold and overnight deposits	2	13	9	43
Total interest income	1,893	1,836	5,641	5,622
Interest Expense
Deposits	123	220	407	782
Federal Home Loan Bank advances	19	63	30	208
Total interest expense	142	283	437	990
Net Interest Income	1,751	1,553	5,204	4,632
Provision for Loan Losses	—	50	(90)	437
Net Interest Income After Provision for Loan Losses	1,751	1,503	5,294	4,195
Non-interest Income
Fees and service charges	396	401	1,187	1,228
Loan servicing fees	114	113	339	322
Net gain on sale of loans	333	410	855	1,624
Net gain on sale of securities	23	—	23	3
Other income	8	104	100	356
Total non-interest income	874	1,028	2,504	3,533
Non-interest Expense
Salaries and employee benefits	1,378	1,608	3,914	4,754
Occupancy and equipment	267	302	835	881
Data processing	242	207	742	687
Mortgage banking	93	100	271	337
Professional services	167	175	510	596
Amortization of core deposit intangible	—	36	—	106
NOW account processing	44	46	135	148
ATM/Debit card processing	46	60	138	176
Foreclosed property expense	59	119	131	323
Other general and administrative	307	525	1,035	1,481
Total non-interest expense	2,603	3,178	7,711	9,489
Income (Loss) - Before income taxes	22	(647)	87	(1,761)
Income Taxes	—	—	—	38
Net Income (Loss)	$22	$(647)	$87	$(1,799)
Dividends and amortization of discount on preferred stock	$—	$107	$—	$311
Net Income (Loss) available to common stock	$22	$(754)	$87	$(2,110)
Comprehensive Income (Loss)
Net Income (Loss)	$22	$(647)	$87	$(1,799)
Change in unrealized gain (loss) on securities, net of tax	$10	$(45)	$180	$(173)
Reclassification adjustments for securities’ gain realized in net income, net of taxes	$15	$—	$15	$2
Comprehensive Income (Loss)	$47	$(692)	$282	$(1,970)
Earnings(Loss) Per Share (adjusted for 1:5 stock split)
Basic	$0.00	$(1.87)	$0.01	$(5.24)
Diluted	$0.00	$(1.87)	$0.01	$(5.24)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Preferred Stock Number of Shares	Amount	Common Stock Number of Shares	Amount	Additional Paid in Capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total
Balance - January 1, 2014	—	—	8,660,147	$433	$39,344	$(19,630)	$(152)	$(274)	$19,721
Issuance of 302,269 shares of common stock at $2.84/share awarded in connection with Restricted Stock plan.			302,269	15	844			(859)	—
Net Income						87			87
Other comprehensive loss	—	—	—	—	—	—	180	—	180
Balance - September 30, 2014	—	—	8,962,416	448	40,188	(19,543)	28	(1,133)	19,988
See Notes to Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended
	September, 30
	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income (Loss)	$87	$(1,799)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	652	801
Provision for loan losses	(90)	437
Restricted stock expense	28	—
Write down on foreclosed assets	143	499
(Gain) loss on sale of foreclosed assets	(122)	(44)
Mortgage loans originated for sale	(21,482)	(45,201)
Proceeds from sale of mortgage loans	20,833	46,767
Gain on sale of available for sale securities	(23)	(3)
Gain on sale of mortgage loans	(855)	(1,624)
Net change in:
Deferred loan fees	(26)	(16)
Accrued interest receivable	21	59
Other assets	157	2,648
Accrued expenses and other liabilities	74	(70)
Net cash (used in) provided by operating activities	(603)	2,454
Cash Flows From Investing Activities
Activity in available for sale securities:
Purchases	(521)	(2,980)
Proceeds from sale of securities	7,482	80
Proceeds from maturities of securities	1,237	2,258
Net change in Certificates of Deposit:
Purchases of certificates of deposit	(248)	(248)
Proceeds from maturities of certificates of deposit	248	245
Loan originations and principal collections, net	(13,565)	12,247
Proceeds from sale of foreclosed assets	935	1,562
Purchase of premises and equipment	(52)	(219)
Net cash (used in) provided by investing activities	(4,484)	12,945
Cash Flows From Financing Activities
Net increase in deposits	(5,168)	(13,147)
Repayment of FHLB advances	(6,000)	(7,000)
Proceeds from FHLB advances	17,000	—
Net cash provided by (used in) financing activities	5,832	(20,147)
Net Increase (Decrease) in Cash and Cash Equivalents	745	(4,748)
Cash and Cash Equivalents - Beginning	15,391	28,744
Cash and Cash Equivalents - End	$16,136	$23,996
Supplemental Cash Flow Information:
Cash paid for:
Interest	423	922
Noncash investing activities:
Loans transferred to foreclosed assets	545	1,583

See accompanying notes to condensed consolidated financial statements.

MONARCH COMMUNITY BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Monarch Community Bancorp, Inc. (the “Corporation”) was incorporated in 2002 under Maryland law to hold all of the common stock of Monarch Community Bank (the “Bank”), formerly known as Branch County Federal Savings and Loan Association. The Bank converted to a stock savings institution effective November 29, 2002. In connection with the conversion, the Corporation sold 2,314,375 shares of its common stock in a subscription offering. On May 28, 2013, the Corporation completed a one for five reverse split of its common stock.

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

Monarch Community Bank is headquartered in Coldwater, Michigan and operates five full service retail offices in Branch, Calhoun and Hillsdale Counties and seven loan production offices in Calhoun, Ingham, Lenawee, Kent, Livingston and Jackson Counties in Michigan and one in Steuben County, Indiana. The Bank owns 100% of First Insurance Agency. First Insurance Agency is a licensed insurance agency established to allow for the receipt of fees on insurance services provided to the Bank’s customers. The Bank also owns a 24.98% interest in a limited partnership formed to construct and operate multi-family housing units.

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

The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year period.

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

As of September 30, 2014 the residential loan historical loss ratios were increased by .08% to 1.39% based on the particular segment. Multi-family real estate loan historical loss ratios were increased by .32% to 1.32%. All other commercial real estate loan historical loss ratios were increased by .92% to 1.32%. Construction loan historical loss ratios were increased by .50% to .64%, consumer loan historical loss ratios by .50% to .60%, commercial and industrial loan historical loss ratios by .28% to 1.57% and home equity lines of credit historical loss ratios by .03% to 1.34%. As of September 30, 2014, 23.9% of the allowance for loan loss reserve was attributable to adjustments to the loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

The unallocated component is maintained to cover uncertainties that could affect management’s estimates of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

STOCK-BASED COMPENSATION

On August 19, 2014, the board of directors approved a stock compensation plan (“2014 Plan”) intended to attract and retain services of employees, officers, and directors. The 2014 Plan authorizes up to 860,000 shares or stock options to be issued to employees and directors. In August 2014, 302,269 shares of restricted stock were issued to employees. Under the plan, the awards vest 20% per year for five years and will vest immediately upon any change in control. The total fair value of the awards approximated $859,000 Compensation expense applicable to the RRP amounted to approximately $28,000 for the third quarter ended September 30, 2014. At September 30, 2014, there was approximately $831,000 of unrecognized compensation expense related to the unvested portion of the awarded shares.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB ASC 310 – In January 2014, the FASB issued an update (ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) impacting FASB ASC 310-40. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the property in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments also require disclosure of (1) the amount of foreclosed residential real estate property held by the creditor (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The new authoritative guidance will be effective for reporting periods after January 1, 2015.

RECLASSIFICATIONS

Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at period-end were as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

September 30, 2014
Available-for-sale securities:
Collateralized Mortgage obligations	$1,706	$12	$—	$1,718
U.S. government agency obligations	3,613	7	(25)	3,595
Mortgage-backed securities	1,774	40	—	1,814
Obligations of states and political subdivisions	3,832	25	(16)	3,841
Total available-for-sale securities	$10,925	$84	$(41)	$10,968

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

December 31, 2013
Available-for-sale securities:
Collateralized Mortgage obligations	$6,925	$—	$(141)	$6,784
U.S. government agency obligations	5,129	11	(49)	5,091
Mortgage-backed securities	3,287	30	(10)	3,307
Obligations of states and political subdivisions	3,836	—	(71)	3,765
Total available-for-sale securities	$19,177	$41	$(271)	$18,947

There were $7.5 million in proceeds from the sale of investment securities for the nine months ended September 30, 2014 compared to $80,000 in proceeds from the sale of investment securities for the same period ended September 30, 2013. Gross realized gains were $23,000 and $3,000 on the sales of investment securities for the nine months ended September 30, 2014 and September 30, 2013, respectively.

The amortized cost and fair value of securities available for sale at September 30, 2014 by contractual maturity follow (dollars in thousands). The actual maturity may differ from the contractual maturity because issuers may have a right to call or prepay obligations.

	September 30, 2014
	Available for Sale Securities
	Amortized	Fair
	Cost	Value
	(Dollars in Thousands)

Due in one year or less	$—	$—
Due from one to five years	5,663	5,627
Due from five to ten years	1,782	1,809
Due after ten years	—	—
Total	7,445	7,436
Mortgage-backed securities	1,774	1,814
CMO Securities	1,706	1,718
Total available-for-sale securities	$10,925	$10,968

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

Management determined that there were no securities with OTTI at September 30, 2014.

The following table shows the gross unrealized losses and the fair value of the Corporation’s investments, aggregated by the investment category and length of time that individual securities have been in a continuous unrealized loss position. As of September 30, 2014, 11 securities were in a loss position. There were 21 securities in an unrealized loss position at December 31, 2013.

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
U.S. government agency obligations	1,513	(3)	976	(22)	2,489	(25)
Obligations of states and political subdivisions	1,112	(2)	1,431	(14)	2,543	(16)
Total available-for-sale securities	$2,625	$(5)	$2,407	$(36)	$5,032	$(41)

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per share and diluted earnings per share is presented below (000s omitted except per share data). The share numbers reflect a one-for-five reverse stock split effective May 28, 2013.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic earnings (loss) per share
Numerator:
Net income (loss)	$22	$(647)	$87	$(1,799)
Dividends and amortization of discount on preferred stock	—	107	—	311
Net Income (Loss) allocated to common stock	22	(754)	87	(2,110)

Denominator:
Weighted average common shares outstanding	8,801	410	8,708	410
Less: Average unallocated ESOP shares	(6)	(7)	(6)	(7)
Less: Average non-vested RRP shares	(141)	—	(48)	—
Weighted average common shares outstanding for basic earnings (loss) per share	8,654	403	8,654	403
Basic earnings (loss) per share	0.00	(1.87)	0.01	(5.24)

Diluted earnings (loss) per share
Numerator:
Net Income (Loss) allocated to common stock	22	(754)	87	(2,110)

Denominator:
Weighted average common shares outstanding for basic earnings per share	8,654	403	8,654	403
Add: Dilutive effects of restricted stock, stock options and warrants	—	—	—	—
Weighted average common shares and dilutive potential common shares outstanding	8,654	403	8,654	403
Diluted earnings (loss) per share	$0.00	$(1.87)	$0.01	$(5.24)

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

The following table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014, and December 31, 2013, and the valuation techniques used by the Corporation to determine those fair values. Investment securities with fair value determined by Level 2 inputs include mortgage backed securities, collateralized mortgage obligations, obligations of states and political subdivisions and U.S Government Agency obligations.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$1,718	$—	$1,718
U.S. government agency obligations	—	3,595	—	3,595
Mortgage-backed securities	—	1,814	—	1,814
Obligations of states and political subdivisions	—	3,841	—	3,841
	$—	$10,968	$—	$10,968

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets:
Investment Securities
Collateralized Mortgage obligations	$—	$6,784	$—	$6,784
U.S. government agency obligations	—	5,091	—	5,091
Mortgage-backed securities	—	3,307	—	3,307
Obligations of states and political subdivisions	—	3,765	—	3,765
	$—	$18,947	$—	$18,947

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

The following table presents the Corporation’s assets at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 (000s omitted):

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	10,176	—	—	10,176
Foreclosed Assets	580	—	—	580

Assets Measured at Fair Value on a Nonrecurring Basis
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans accounted for under FASB ASC 310	10,097	—	—	10,097
Foreclosed Assets	1,068	—	—	1,068

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

Foreclosed assets, which include real estate owned and real estate in judgment and subject to redemption, acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed annually by management and the assets are carried at the lower of carrying amount or fair value less estimated selling expenses, which consist primarily of commissions that will be paid to an independent real estate agent upon sale of the property. The valuations consist of obtaining a broker price opinion or a new appraisal depending on the value of the asset. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Assets held as real estate in judgment may be subject to redemption for a period of six to twelve months depending on the collateral, following the foreclosure sale. Assets may be redeemed by the borrower for the foreclosure sale price, accrued interest and foreclosure costs. Any asset redeemed would be treated as a paid off loan. As of September 30, 2014 the Corporation held $580,000 in foreclosed assets owned as a result of foreclosure or the acceptance of a deed in lieu and $1.1 million in foreclosed assets as of December 31, 2013. No assets were redeemed by borrowers in 2013 or in the first six months of 2014. One commercial property was redeemed in the third quarter of 2014 in the amount of $112,000.

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

The fair value of all financial instruments not discussed below (cash and cash equivalents, federal funds sold, Federal Home Loan Bank stock, accrued interest receivable, federal funds purchased and interest payable) are estimated to be equal to their carrying amounts as of September 30, 2014 and December 31, 2013. The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows (000s omitted):

	September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$16,136	$16,136	—	—	$16,136
Certifcates of Deposit	1,736	—	1,736	—	1,736
Securities - Available for sale	10,968	—	10,968	—	10,968
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	133,361	—	—	137,956	137,956

Liabilities:
Deposits	144,387	—	144,739	—	144,739
Federal Home Loan Bank advances	11,000	—	10,943	—	10,943

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets:
Cash and cash equivalents	$15,391	$15,391	—	—	$15,391
Certificates of Deposit	1,736	—	1,736	—	1,736
Securities - Available for sale	18,947	—	18,947	—	18,947
Other securities	3,370	—	3,370	—	3,370
Loans and loans held for sale, net	118,945	—	—	123,427	123,427

Liabilities:
Deposits	149,555	—	150,205	—	150,205
Federal Home Loan Bank advances	—	—	—	—	—

NOTE 5 - LOANS

The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$61,372	45.47	$60,585	49.89
Multi-family	6,751	5.00	2,345	1.93
Commercial	53,999	40.01	47,245	38.90
Construction or development	4,102	3.04	2,332	1.92
Total real estate loans	126,224	93.53	112,507	92.64
Other loans:
Consumer loans:
Helocs and other	6,835	5.07	7,533	6.20
Commercial Business Loans	1,904	1.41	1,411	1.16
Total other loans	8,739	6.48	8,944	7.36
Total Loans	134,963	100.00%	121,451	100.00%

Allowance for loan losses	2,388		2,672
Less: Net deferred loan fees	276		249
Total Loans, net	$132,299		$118,530

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

An age analysis of past due loans including nonaccrual loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$14	$25	$40	$79	$1,825	$1,904
Commercial Real Estate:
Multi-family	—	—	—	—	6,751	6,751
Commercial Real Estate - other	99	70	—	169	53,830	53,999
Consumer:
Consumer - Helocs and other	9	21	18	48	6,787	6,835
Residential:
Residential - prime	1,184	235	78	1,497	48,020	49,517
Residential - subprime	855	116	162	1,133	10,722	11,855
Construction:
Construction - prime	—	—	—	—	4,102	4,102
Construction - subprime	—	—	—	—	—	—
Total	$2,161	$467	$298	$2,926	$132,037	$134,963

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past due Loans	Current Loans	Total Loans

Commercial	$—	$—	$—	$—	$1,411	$1,411
Commercial Real Estate:
Multi-family	—	—	—	—	2,345	2,345
Commercial Real Estate - other	306	—	112	418	46,827	47,245
Consumer:
Consumer - Helocs and other	44	52	—	96	7,437	7,533
Residential:
Residential - prime	934	336	440	1,710	45,816	47,526
Residential - subprime	410	107	221	738	12,321	13,059
Construction:
Construction - prime	—	—	—	—	2,332	2,332
Construction - subprime	—	—	—	—	—	—
Total	$1,694	$495	$773	$2,962	$118,489	$121,451

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

The following table represents the risk category of loans by class based on the analysis performed as of September 30, 2014 and December 31, 2013 (in thousands):

			September 30, 2014
Credit Rating		Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0		$—	$25	$303
1-2		—	—	422
3		455	2,958	18,565
4		809	3,321	26,728
5		492	—	4,896
6		148	447	3,085
7		—	—	—
	Total	$1,904	$6,751	$53,999

			December 31, 2013
		Commercial	Commercial Real Estate Multi-family	Commercial Real Estate Other
0		$—	$27	$309
1-2		—	—	472
3		312	835	14,252
4		1,011	1,033	20,408
5		—	—	8,677
6		88	450	3,127
7		—	—	—
	Total	$1,411	$2,345	$47,245

For consumer residential real estate, and consumer loans, the Corporation also evaluates credit quality based on the aging status of the loan which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grades as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Residential - Prime	Residential - Subprime

Grade
Pass	$49,245	$11,654
Substandard	272	201
Total	$49,517	$11,855

		Consumer - Helocs and other
Performing		$6,739
Nonperforming		96
Total		$6,835

		Construction
Performing		$4,102
Nonperforming		—
Total		$4,102

	December 31, 2013
	Residential - Prime	Residential - Subprime

Grade
Pass	$46,860	$12,775
Substandard	666	284
Total	$47,526	$13,059

		Consumer - Helocs and other
Performing		$7,431
Nonperforming		102
Total		$7,533

		Construction
Performing		$2,332
Nonperforming		—
Total		$2,332

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013 (in thousands).

September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$66	$66	$—
Commercial Real Estate:

Commercial Real Estate - Mulit-family	—	—	—
Commercial Real Estate - other	7,683	9,745	—
Consumer:
Consumer - Helocs and other	—	—	—
Residential:
Residential - prime	1,140	1,183	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	47	47	23
Commercial Real Estate:

Commercial Real Estate - Multi-family	448	462	64
Commercial Real Estate - other

Consumer:	—	—	—
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	370	370	172
Residential - subprime	—	—	—
Construction:
Construction - prime	422	422	33
Construction - subprime	—	—	—

Total
Commercial	$8,666	$10,742	$120
Consumer	$—	$—	$—
Residental	$1,510	$1,553	$172

December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial	$—	$—	$—
Commercial Real Estate:
Commercial Real Estate - Mulit-family	—	—	—
Commercial Real Estate - other	3,802	5,817	—
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction:
Construction - prime	—	—	—
Construction - subprime	—	—	—

With an allowance recorded:
Commercial	48	48	22
Commercial Real Estate:
Commercial Real Estate - Multi-family	450	463	63
Commercial Real Estate - other	4,150	4,150	35
Consumer:
Consumer - Helocs and others	—	—	—
Residential:
Residential - prime	1,554	1,596	182
Residential - subprime	—	—	—
Construction:
Construction - prime	440	440	45
Construction - subprime	—	—	—
Total
Commercial	$8,890	$10,918	$165
Consumer	$—	$—	$—
Residental	$1,554	$1,596	$182

The following table presents loans individually evaluated for impairment by class of loans for the three months ended September 30, 2014 and September 30, 2013 (in thousands).

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$66	$—	$358	$—
Commercial Real Estate:

Commercial Real Estate - Mulit-family	—	—	—	—
Commercial Real Estate - other	9,765	100	6,114	60
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	1,187	12	—	—
Residential - subprime	—	—	—	—

With an allowance recorded:
Commercial	47	1	49	1
Commercial Real Estate:

Commercial Real Estate - Multi-family	462	8	464	6
Commercial Real Estate - other	—	—	4,183	42
Consumer:
Consumer - Helocs and others	—	—	—	—
Residential:
Residential - prime	370	6	1,619	19
Residential - subprime	—	—	—	—
Construction:
Construction - prime	424	5	448	5
Construction - subprime	—	—	—	—
Total
Commercial	$10,764	$114	$11,616	$114
Consumer	$—	$—	$—	$—
Residental	$1,557	$18	$1,619	$19

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2014 and September 30, 2013 (in thousands).

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
With no related allowance recorded:
Commercial	$68	$—	$371	$—
Commercial Real Estate:

Commercial Real Estate - Mulit-family	—	—	—	—
Commercial Real Estate - other	9,819	298	6,138	179
Consumer:
Consumer - Helocs and other	—	—	—	—
Residential:
Residential - prime	1,200	36	—	—
Residential - subprime	—	—	—	—

With an allowance recorded:
Commercial	47	2	49	2
Commercial Real Estate:

Commercial Real Estate - Multi-family	463	24	464	17
Commercial Real Estate - other	—	—	4,208	126
Consumer:
Consumer - Helocs and others	—	—	—	—
Residential:
Residential - prime	371	18	1,648	57
Residential - subprime	—	—	—	—
Construction:
Construction - prime	430	14	452	15
Construction - subprime	—	—	—	—
Total
Commercial	$10,827	$338	$11,682	$339
Consumer	$—	$—	$—	$—
Residental	$1,571	$54	$1,648	$57

Payments received on loans in nonaccrual status are typically applied to reduce the recorded investment in the asset. While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectible. The following presents, by class, the recorded investment in loans and leases on non-accrual status as of September 30, 2014 and December 31, 2013.

Financing Receivables on Nonaccrual Status

September 30, 2014
Commercial	$66
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	70
Consumer:
Consumer - Helocs and other	22
Residential:
Residential - prime	859
Residential - subprime	707
Construction
Construction - prime	—
Construction - subprime	—
Total	$1,724

Financing Receivables on Nonaccrual Status
December 31, 2013
Commercial	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—
Commercial Real Estate - other	112
Consumer:
Consumer - Helocs and other	—
Residential:
Residential - prime	748
Residential - subprime	494
Construction
Construction - prime	—
Construction - subprime	—
Total	$1,354

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

In order to maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. For loans secured by either commercial or residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue foreclosure, short sales and/or deed-in-lieu arrangements. For all troubled loans, we review a number of factors, including cash flows, loan structures, collateral values, and guarantees. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of renegotiating the terms of the loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our clients are reductions in interest rates and extensions in terms. Loans that, after being restructured, remain in compliance with their modified terms and whose modified interest rate yielded a market rate at the time the loan was restructured, are reviewed annually and may be reclassified as non-TDR, provided they conform with the prevailing regulatory criteria. As of September 30, 2014 there have been no loans in which the TDR designation has been removed. The following table represents the modifications completed during the three months ended September 30, 2014 and 2013.

Modifications
Three Months Ended September 30, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	1	66	66
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	1	$66	$66

Modifications
Three Months Ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - multi-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	—	—	—
Residential - subprime	—	—	—
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	—	$—	$—

The following table represents the modifications completed during the nine months ended September 30, 2014 and 2013.

Modifications
Nine Months Ended September 30, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—	—	—
Commercial Real Estate - other	—	—	—
Consumer:	—
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	1	156	156
Residential - subprime	1	66	66
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	2	$222	$222

	Modifications
	Nine Months Ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial	—	$—	$—
Commercial real estate:
Commercial Real Estate - mulit-family	—	—	—
Commercial Real Estate - other	1	212	212
Consumer:
Consumer - Heloc and other	—	—	—
Residential:
Residential - prime	6	861	860
Residential - subprime	5	217	217
Construction
Construction - prime	—	—	—
Construction - subprime	—	—	—
Total	12	$1,290	$1,289

There were no troubled debt restructured loans which had payment defaults during the three months ended September 30, 2014 and 2013. There were no troubles debt restructured loans which had payment defaults during the nine months ended September 30, 2014, compared to loans in the amount of $212,000 as of September 30, 2013. Default occurs when a loan is 90 days or more past due or has been transferred to nonaccrual.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Analysis related to the allowance for credit losses (in thousands) for the three months ended September 30, 2014 and 2013 is as follows:

For the Three Months Ended September 30, 2014

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$110	$568	$93	$206	$955	$512	$66	$2,510
Charge-Offs	(1)	(10)	—	(63)	(56)	(69)	—	(199)
Recoveries	9	21	—	46	—	1	—	77
Provision	(14)	(48)	7	9	(37)	87	(4)	—
Ending Balance	104	531	100	198	862	531	62	2,388

Ending Balance: individually evaluated for impairment	23	—	64	—	172	—	33	292

Ending Balance: collectively evaluated for impairment	$81	$531	$36	$198	$690	$531	$29	$2,096

For the Three Months Ended September 30, 2013

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$9	$599	$76	$189	$1,357	$463	$51	$2,744
Charge-Offs	—	—	—	(56)	(105)	(149)	—	(310)
Recoveries	3	466	—	36	1	4	—	510
Provision	(3)	(501)	8	73	143	312	18	50
Ending Balance	9	564	84	242	1,396	630	69	2,994

Ending Balance: individually evaluated for impairment	—	35	63	—	195	—	45	338

Ending Balance: collectively evaluated for impairment	$9	$529	$21	$242	$1,201	$630	$24	$2,656

Analysis related to the allowance for credit losses (in thousands) for the nine months ended September 30, 2014 and 2013 is as follows:

For the Nine Months Ended September 30, 2014

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$56	$521	$77	$249	$1,132	$577	$60	$2,672
Charge-Offs	(1)	(11)	—	(261)	(105)	(133)	—	(511)
Recoveries	11	124	1	167	13	1	—	317
Provision	38	(103)	22	43	(178)	86	2	(90)
Ending Balance	104	531	100	198	862	531	62	2,388

Ending Balance: individually evaluated for impairment	23	—	64	—	172	—	33	292

Ending Balance: collectively evaluated for impairment	$81	$531	$36	$198	$690	$531	$29	$2,096

For the Nine Months Ended September 30, 2013

	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

ALLOWANCE FOR CREDIT LOSSES:
Beginning Balance	$12	$695	$81	$230	$1,444	$521	$52	$3,035
Charge-Offs	—	(121)	—	(273)	(513)	(272)	—	(1,179)
Recoveries	5	496	1	148	43	8	—	701
Provision	(8)	(506)	2	137	422	373	17	437
Ending Balance	9	564	84	242	1,396	630	69	2,994

Ending Balance: individually evaluated for impairment	—	35	63	—	195	—	45	338

Ending Balance: collectively evaluated for impairment	$9	$529	$21	$242	$1,201	$630	$24	$2,656

The allowance for loan losses was $2.4 million at September 30, 2014 representing 1.77% of total loans, compared to $2.7 million at December 31, 2013 or 2.20% of total loans. The allowance for loan losses to non-performing loans ratio was 139% at September 30, 2014 compared to 197% at December 31, 2013. At September 30, 2014 we believe that our allowance appropriately considers incurred losses in our loan portfolio.

Analysis related to the allowance for loan receivables (in thousands) for the nine months ended September 30, 2014 and December 31, 2013 is as follows:

As of
September 30, 2014
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

LOAN RECEIVABLES:

Ending Balance	$1,904	$53,999	$6,751	$6,835	$49,517	$11,855	$4,102	$134,963

Ending Balance: individually evaluated for impairment	113	7,683	448	—	1,510	—	422	10,176

Ending Balance: collectively evaluated for impairment	$1,791	$46,316	$6,303	$6,835	$48,007	$11,855	$3,680	$124,787

As of
December 31, 2013
	Commercial	Commercial Real Estate Other	Multi Family	Consumer	Residential - Prime	Residential - Subprime	Construction	Total

LOAN RECEIVABLES:

Ending Balance	$1,411	$47,245	$2,345	$7,533	$47,526	$13,059	$2,332	$121,451

Ending Balance: individually evaluated for impairment	48	7,952	450	—	1,554	—	440	10,444

Ending Balance: collectively evaluated for impairment	$1,363	$39,293	$1,895	$7,533	$45,972	$13,059	$1,892	$111,007

The Corporation’s charge-off policy which meets regulatory minimums has not required any revisions during the third quarter of 2014. Losses on unsecured consumer loans are recognized at or before 120 days past due. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days past due, depending on the collateral type, in compliance with the FFIEC guidelines. Specific loan reserves are established based on credit and or collateral risks on an individual loan basis. When the probability for full repayment of a loan is unlikely the Bank will initiate a full charge-off or a partial write down of a loan based upon the status of the loan. Impaired loans or portions thereof are charged-off when deemed uncollectible. Loans that have been partially charged-off remain on nonperforming status, regardless of collateral value, until specific borrower performance criteria are met.

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

Credit quality continues to improve at the Bank, which has now completed multiple comprehensive external loan reviews over the last four years, with no recommendations for additional loan loss provisions or charge-offs, and no identification of material weaknesses in the credit approval or administration processes. Likewise, in 2010, the Bank retained the services of Rehmann Consulting to conduct the Bank’s internal audit function, a task which had previously been performed by a Bank employee. Since retaining Rehmann, the firm has performed multiple comprehensive internal audits, and has found no material weaknesses in the Bank’s policies and procedures.

In addition to the enhanced loan review and audit functions, the Bank has continued to focus on the reduction of problem loans. As a result, the Bank’s total non-performing assets have declined from $2.4 million at December 31, 2013 to $2.3 million at September 30, 2014.

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

On October 31, 2014, the Corporation entered into an Agreement and Plan of Merger with Chemical Financial Corporation ("Chemical") providing for a business combination of Chemical and the Corporation. The merger agreement was unanimously approved by the board of directors of the Corporation, and will be submitted to a vote of the shareholders of the Corporation for their approval. Subject to the terms and conditions of the merger agreement, Chemical will exchange 0.0982 shares of Chemical common stock for each share of Corporation common stock outstanding. The merger agreement provides that, upon the terms and subject to the conditions set forth in the agreement, the Corporation will be merged with and into Chemical, with Chemical as the surviving corporation. Following completion of the merger, Chemical intends to consolidate the Bank with and into Chemical Bank, Chemical's wholly-owned subsidiary bank, with Chemical Bank as the surviving institution.

Assuming the merger is approved, the Corporation’s shareholders will become shareholders of Chemical. If the merger does not close, the Corporation will continue to improve growth and profitability from the following ongoing initiatives:

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

FINANCIAL CONDITION

Summary

Our total assets increased by $5.9 million, or 3.46%, to $176.9 million at September 30, 2014 compared to $171.0 million at December 31, 2013. Loans, excluding loans held for sale, totaled $132.3 million at September 30, 2014, up 11.6% from $118.5 million at December 31, 2013.

Securities

Securities decreased $8.0 million to $11.0 million as of September 30, 2014 compared to $18.9 million at December 31, 2013. The Corporation sold approximately $7.5 million in securities during the third quarter and utilized the funds to repay FHLBI advances. A gain of $23,000 was recognized as a result of the sale. The Corporation also received $400,000 in normal pay downs in the Mortgage Backed Securities and Collateralized Mortgage Obligation portfolios during the third quarter of 2014. The yield on investment securities has decreased to 1.85% during the nine months ended September 30, 2014 from 2.10% for the same period a year ago. Management has continued to maintain a diversified securities portfolio, which includes obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions and mortgage-backed securities. Management regularly evaluates asset/liability management needs and attempts to maintain a portfolio structure that provides sufficient liquidity and cash flow.

Loans

The Bank’s net loan portfolio increased by $13.8 million, or 11.6%, from $118.5 million at December 31, 2013 to $132.2 million at September 30, 2014. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One-to-four family	$61,372	45.46	$60,585	49.89
Multi-family	6,751	5.00	2,345	1.93
Commercial	53,999	40.01	47,245	38.90
Construction or development	4,102	3.04	2,332	1.92
Total real estate loans	126,224	93.53	112,507	92.64
Other loans:
Consumer loans:
Helocs and other	6,835	5.06	7,533	6.20
Commercial Business Loans	1,904	1.41	1,411	1.16
Total other loans	8,739	6.48	8,944	7.36
Total Loans	134,963	100.00%	121,451	100.00%

Allowance for loan losses	2,388		2,672
Less: Net deferred loan fees	276		249
Total Loans, net	$132,299		$118,530

One-to-four family loans increased slightly by $787,000 from year end 2013 as a result of an increase in customer interest in adjustable rate mortgages which the Bank retains rather than sell in the secondary market. The Bank has continued to sell a greater portion of new one- to-four family loan originations. Commercial real estate loans including multi-family loans and construction or development loans increased $12.9 million or 24.9%.

The allowance for loan losses was $2.4 million at September 30, 2014 compared to $2.67 million at December 31, 2013, a decrease of $284,000. Year to date net charge offs totaled $194,000 compared to $479,000 for the same period a year ago. Net charge offs year to date consisted of primarily residential loans. The Corporation also recognized a reverse provision of $90,000, which was associated with the recovery of a previously charged off commercial real estate loan. See “Provision for Loan Losses” below for further explanation regarding charge-offs and non-performing loans. The current level of the allowance for loan losses is the result of management’s assessment of the risks within the portfolio based on the information revealed in credit monitoring processes.

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

Deposits

Total deposits decreased $5.17 million, or 3.46%, from $149.6 million at December 31, 2013 to $144.4 million at September 30, 2014. The decrease in deposits included decreases of $5.73 million in certificates of deposits, $3.6 million in interest bearing checking, offset by increases of $1.6 million in demand deposits, $1.3 million in money markets accounts and $1.26 million in saving accounts.

In the past, we used brokered certificates of deposit to diversify our sources of funds and improve pricing at certain terms compared to the local market and advances available from Federal Home Loan Bank of Indianapolis. Because the Bank’s regulatory capital ratios were less than the levels necessary to be considered “well capitalized” while the Consent Order was in effect, it could not obtain new brokered funds as a funding source without prior approval of the FDIC and is subject to rate restrictions that limit the amount that can be paid on all types of retail deposits. With the Consent Order terminated, the rate limitations and prior approval requirements have ceased.

Federal Home Loan Bank Advances

Total Federal Home Loan Bank (FHLB) advances increased to $11.0 million as of September 30, 2014. While additional borrowings were utilized during the quarter, funds from the sale of securities were used to repay outstanding advances of $6.0 million. Management continues to evaluate all sources of funding to meet the liquidity and growth needs of the bank. Should this strategy not succeed, management anticipates the need for future borrowings to fund loan growth. See “Net Interest Income” below, and also see “Liquidity” later in this report regarding available borrowings.

Equity

Total equity was $20.0 million at September 30, 2014 compared to $19.72 million at December 31, 2013. This represents 11.31% and 11.53% of total assets at September 30, 2014 and December 31, 2013, respectively. Increases in equity for the nine months ended September 30, 2014 included net earnings of $87,000 and $180,000 in changes in unrealized losses on available for sale securities. During the third quarter ending September 30, 2014, the Corporation issued 820,000 shares of restricted stock to employees of the Corporation. The stock awarded vests over a five year period ending in 2019.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before any provision for loan losses increased $198,000 for the quarter ended September 30, 2014 compared to the same period in 2013.

The net interest margin for the third quarter of 2014 increased 31 basis points to 4.04% compared to 3.73% for the same period in 2013. The improvement in the margin is largely due to a decrease in certificates of deposits, the repricing of the remaining portfolio and a reduction in wholesale funding costs as management continues to actively monitor its deposit base and borrowing. The net interest margin for the nine months ended September 30, 2014 increased 51 basis points to 4.07% compared to 3.56% for the same period in 2013.

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

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014			2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(dollars in thousands)
Fed Funds and overnight deposits	$17,031	$9	0.07%	$34,280	$43	0.17%
Investment securities	20,529	284	1.85	10,165	160	2.10
Other securities	3,307	112	4.53	5,393	85	2.11
Loans receivable	129,415	5,236	5.41	123,768	5,334	5.76
Total earning assets	$170,282	$5,641	4.43	$173,606	$5,622	4.33

Demand and NOW Accounts	$50,288	$6	0.02	$47,358	$6	0.02
Money market accounts	32,983	26	0.11	34,590	28	0.11
Savings accounts	25,988	10	0.05	24,247	9	0.05
Certificates of deposit	43,177	365	1.13	60,053	739	1.65
Federal Home Loan Bank Advances	7,165	31	0.58	6,684	208	4.16
Total interest bearing liabilities	$159,601	438	0.37	$172,932	990	0.77
Net interest income		$5,203			$4,632
Net interest spread			4.06%			3.56%
Net interest margin			4.07%			3.56%

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

	Nine Months Ended September 30,
	2014 vs. 2013
				Total
	Increase (Decrease) Due to			Increase
	Rate	Volume	Mix	(Decrease)
	(in thousands)
Interest-earning assets
Fed funds and overnight deposits	(33)	(29)	28	(34)
Investment securities	(26)	218	(68)	124
Other securities	131	(44)	(60)	27
Loans receivable	(435)	324	13	(98)
Total interest-earning assets	(363)	469	(87)	19

Interest-bearing liabilities
Demand and NOW accounts	(0)	0	(0)	0
Money market accounts	(1)	(2)	1	(2)
Savings accounts	0	1	(0)	1
Certificates of deposit	(309)	(278)	213	(374)
Federal Home Loan Bank advances	(239)	20	42	(177)
Total interest-bearing liabilities	(549)	(259)	256	(552)
Net interest income				571

Provision for Loan Losses

No provision was recorded for the third quarter ending September 30, 2014 compared to a provision of $50,000 recorded in the same period a year ago.

The Corporation recorded net charge offs of $122,000 during the third quarter of 2014 compared to a net recovery of $200,000 for the same period in 2013.  The Corporation continues to monitor real estate dependent loans and focus on asset quality.  Watch list credits totaling $8.0 million as of September 30, 2014 as compared to $11.8 million as of December 31, 2013 were positively impacted due to the upgrade of a large commercial real estate relationship during the third quarter of 2014.  Non-performing loans totaled $1.7 million as of September 30, 2014, increasing from $1.4 million at December 31, 2013. The increase in non-performing loans is a result of a slight increase in residential loans being placed on nonaccrual status due to the borrower becoming 90 days delinquent.   Net charge offs for the nine months ended September 30, 2014 were $194,000 compared to $479,000 for the same period in 2013.  The Bank recorded a reverse provision $90,000 in the nine months ended September 2014 compared to $437,000 for the same period a year ago.

Nonperforming assets, including the amount of real estate in judgment and foreclosed and repossessed properties, decreased from $2.4 million at the end of 2013 to $2.3 million as of September 30, 2014. The following table presents non-performing assets and certain asset quality ratios at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
		(In thousands)
Non-performing loans	$1,724	$1,354
Real estate in judgement	119	523
Foreclosed and repossessed assets	461	545
Total non-performing assets	$2,304	$2,422

Non-performing loans to total loans	1.28%	1.11%
Non-performing assets to total assets	1.30%	1.42%
Allowance for loan losses to non-performing loans	138.54%	197.40%
Allowance for loan losses to total loans receivable	1.77%	2.20%

Non-interest Income

Non-interest income for the quarter ended September 30, 2014 decreased $154,000 to $874,000 from $1.03 million when compared to the same period a year ago. The decrease in non-interest income was mainly attributable to a decrease in gain on the sale of loans and other income.

Gain on sale of loans decreased $77,000, to $333,000 for the quarter ended September 30, 2014 from $410,000 for the same period a year ago. The decrease was a result of the slow-down in residential lending as rates rose in the second half of 2013 and remained higher during the first nine months of 2014 than rates were during the first half of 2013.

Other income decreased $96,000 during the third quarter ending September 30, 2014 compared to the same period a year ago. This decrease was largely due increased losses on the sale of real estate owned and lower levels of income recognized with the adjustment for derivative activity associated with commitments to sell loans into the secondary market.

Non-interest income for the nine months ended September 30, 2014 decreased $1.03 million, or 29.13%, from $3.53 million to $2.5 million compared to the same period a year ago. This is mainly attributable to a decrease in gain on sale of loans and other income.

Net gain on sale of loans decreased $769,000 for the nine months ended September 30, 2014 from $1.6 million to $855,000 when compared to the same period a year ago for reasons mentioned previously. Other income decreased $256,000 for the nine months ended September 30, 2014 compared to a year ago attributable to a one – time charge of $156,000 due to outstanding past variances associated with Freddie Mac taken in the second quarter and lower levels of income recognized with the adjustment for derivative activity associated with commitments to sell loans into the secondary market as mentioned above. All other non-interest income decreased $4,000.

Non-interest Expense

Non-interest expense decreased $575,000, or 18.09% for the quarter ended September 30, 2014 compared to the same period a year ago. The decrease is primarily due to decreases in compensation and benefits, other general and administrative expenses and foreclosed property expense. Compensation and benefits decreased $230,000 as a result of the reduction in staffing completed early in the fourth quarter of 2013. Other general and administrative expense decreased $218,000 for the quarter ended September 30, 2014 compared to the same period a year ago, largely due to reduction in expenses associated with travel and lodging and office supplies and lower Federal Deposit Insurance Corporation (FDIC) expense. Foreclosed property expense decreased $60,000 for the quarter as a result of decreased maintenance costs associated with the other repossessed properties held by the bank. Amortization of core deposit intangible decreased $36,000 as a result of the conclusion of the amortization of the core deposit intangible. All other non-interest expenses decreased $31,000 as of September 30, 2014 compared to the same period a year ago.

Noninterest expense decreased $1.8 million for the nine months ended September 30, 2014 compared to the same period a year ago. Salaries and employee benefits decreased $840,000. Other general and administrative expenses decreased $446,000 year over year largely due reasons mentioned previously. Foreclosed property expense decreased $192,000, mainly due to continued efforts to aggressively dispose of properties. Amortization of core deposit intangible decreased $106,000 as a result of the conclusion of the amortization of the core deposit intangible. Professional fees decreased $86,000 due to a decrease in fees associated with problem loans. Mortgage banking expense decreased $66,000 due to decrease in one to four family refinance activity. All other expenses decreased $42,000.

Federal Income Tax Expense

For the nine months ended September 30, 2014, we generated pretax income of $87,000. At September 30, 2014 we have a deferred tax asset of $9.2 million, primarily the result of net operating losses and timing differences associated with the deductibility of the allowance for loan losses. Based on our most recent assessment of our ability to utilize the deferred tax asset through generation of taxable income we have determined that we should retain the valuation allowance previously established on the deferred tax asset, reducing the carrying value to zero as of September 30, 2014. For the nine months ended September 30, 2014, we reduced our tax valuation to the extent we would have otherwise recorded tax expense, which was approximately $17,000. There were no other changes in the carrying value of the deferred tax asset during the quarter.

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

Prior to termination of the Consent Order, under regulatory guidelines which subject the Bank to restrictions under the FDIC the Bank was prohibited from accepting, renewing, or rolling over brokered deposits without a waiver from the FDIC. These guidelines also subjected the Bank to restrictions on the interest rates that could be paid on deposits. These restrictions have been eliminated by the termination of the Consent Order

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investments and lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. Certificates of deposit scheduled to mature in one year or less at September 30, 2014 totaled $24.9 million. Management believes that a significant portion of these certificates of deposit will remain with the Bank provided the Bank pays a rate of interest that is competitive both in the local and national markets.

If necessary, additional funding sources include additional local core deposits, certificates of deposit gathered via the internet, Federal Home Loan Bank advances and securities available for sale. At September 30, 2014 and based on current collateral levels, the Bank could borrow an additional $18.3 million from the Federal Home Loan Bank at prevailing interest rates. This borrowing capacity can be increased in the future if the Bank pledges additional collateral to the Federal Home Loan Bank. The Corporation anticipates that it will continue to have sufficient funds, through deposits, and borrowings, to meet its current commitments.

The Bank’s total cash and cash equivalents increased by $745,000 during the nine months ended September 30, 2014 compared to a $4.7 million decrease for the same period in 2013. The primary sources of cash for the nine months ended September 30, 2014 were $17.0 million in proceeds of FHLBI advances, $20.8 million in proceeds from the sale of mortgage loans, and $7.5 million in proceeds from the sale of available for sale investment securities and $1.2 million in the maturities of available-for-sale investment securities compared to $46.8 million in proceeds from the sale of mortgage loans, $12.2 million of principal loan collections in excess of loan originations and $2.3 million in the maturities of available-for-sale investment securities for the nine months ended September 30, 2013.

The primary uses of cash for the nine months ended September 30, 2014 were $21.5 million of mortgage loans originated for sale, 13.6 million of principal loan originations in excess of collections, $6.0 million in repayment of FHLBI advances and $5.2 million decrease in deposits and $521,000 in purchases of available for sale securities compared to $45.2 million of mortgage loans originated for sale, $13.1 decrease in deposits, $7.0 million in repayment of FHLBI advances and $3.0 million in purchases of available for sale securities.

Contractual Obligations AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has certain obligations and commitments to make future payments under contracts. At September 30, 2014, the aggregate contractual obligations and commitments are:

Commitments to grant loans are governed by the Bank’s credit underwriting standards, as established by the Bank’s Loan Policy. The Bank’s policy is to grant Home Equity Lines of Credits (HELOCs) for periods of up to 15 years.

	Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Certificates of deposit	$41,067	$24,896	$11,456	$4,715	$—
FHLB advances	11,000	7,000	4,000	—	—

Total	$52,067	$31,896	$15,456	$4,715	$—

	Amount of commitment expiration per period
		Less than	1-3	3-5	After
	Total	1 year	years	years	5 years
	(Dollars in Thousands)
Commitments to grant loans	$4,216	$4,216	$—	$—	$—
Unfunded commitments under HELOCs	6,075	704	1,219	1,328	2,824
Unfunded commitments under Contruction loans	814	808	6	—	—
Unfunded commitments under
Commercial LOCs	2,261	1,839	155	267	—
Letters of credit	—	—	—	—	—

Total	$13,366	$7,567	$1,380	$1,595	$2,824

CAPITAL RESOURCES

The Bank is subject to various regulatory capital requirement administered by federal and state banking agencies. The Bank’s regulatory capital ratios as of September 30, 2014 were as follows: Tier 1 leverage ratio 10.16%, Tier 1 risk-based capital ratio 14.49%; and total risk-based capital 15.75%.

In May 2010, the Bank agreed with the FDIC to increase the Bank’s Tier 1 risk-based capital ratio to at least 9%, and its total risk-based capital ratio to at least 11.0%. In connection with the termination of the Consent Order the Company agreed the Bank would maintain a Tier 1 risk-based capital ratio of at least 8.5%. At September 30, 2014, these capital ratio requirements have been met.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014 was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer and several other members of the Corporation’s senior management. The Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONARCH COMMUNITY BANCORP, INC.

Date: November 14, 2014	By:	/s/ Richard J. DeVries
Richard J. DeVries
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	And:	/s/ Rebecca S. Crabill
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

